Form 10-Q
period 2015-03-31
Carey Credit Income Fund
filed 2015-05-14
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01117
CAREY CREDIT INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	47-2039472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York	10020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 492-1100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of May 12, 2015 was 5,555,556.

CAREY CREDIT INCOME FUND

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn; increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our offering of shares; our ability to identify suitable investments; our ability to close on identified investments; inaccuracies of our accounting estimates; our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” of our Form 10 that was filed on February 10, 2015 (File No. 000-55312) and Item 1A. in Part II of this Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Carey Credit Income Fund
Statements of Assets and Liabilities (unaudited)

	March 31, 2015	December 31, 2014
Assets:
Cash	$50,000,000	$50,000,000
Prepaid and deferred expenses	132,952	—
Total assets	50,132,952	50,000,000

Liabilities:
Accrued expenses	$147,950	$—
Total Liabilities	147,950	—

Net Assets:
Common stock, $0.001 par value, 5,555,556 shares authorized, 5,555,556 shares issued and outstanding	5,556	5,556
Paid-in-capital in excess of par value	49,994,444	49,994,444
Net Investment Income (Loss)	(14,998)	—
Net Assets	49,985,002	50,000,000
Net asset value per share of common stock	$9.00	$9.00
See Notes to Financial Statements.

Carey Credit Income Fund
Statement of Operations (unaudited)

For the three months ended March 31, 2015

Investment Income	$—
Operating Expenses
Insurance	14,998
Total expenses	14,998
Net investment income (loss)	(14,998)
Net decrease in net assets resulting from operations	$(14,998)
Net investment income (loss) per share	$—
Weighted average shares outstanding	5,555,556
Distributions per common share	$—
See Notes to Financial Statements.

Carey Credit Income Fund
Statement of Changes in Net Assets (unaudited)

For the three months ending March 31, 2015

Operations
Net investment income (loss)	$(14,998)
Net decrease in net assets resulting from operations	(14,998)
Capital Share Transactions
Issuance of shares of common stock	—
Net increase in net assets resulting from capital share transactions	—
Total increase (decrease) in net assets	(14,998)
Net assets at beginning of period	50,000,000
Net assets at end of period	$49,985,002

Accumulated undistributed net investment income (loss)	$(14,998)
See Notes to Financial Statements.

Carey Credit Income Fund
Notes to Financial Statements (unaudited)
Note 1. Principal Business and Organization
Carey Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014 and has been inactive since that date except for routine matters relating to its organization and registration as a non-diversified, closed-end management investment company. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in large, privately-negotiated loans to private middle market U.S. companies. On December 19, 2014, the Master Fund sold approximately 5.5 million shares in its initial private placement transaction.
It is intended that the Master Fund will serve as the master fund in a master/feeder fund structure; one or more feeder funds will invest substantially all of their equity capital in the Master Fund’s common shares and the Master Fund will sell shares of its common stock to the feeder funds in a continuous series of private placement transactions. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "40 Act"). The Master Fund commenced investment operations on April 2, 2015.
The Master Fund is externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio. Both Advisors are registered as investment advisers with the Securities and Exchange Commission (“SEC”). CCA also provides the administrative services necessary for the Master Fund to operate.
Note 2. Significant Accounting Policies
Basis of Presentation
The Master Fund's interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and notes necessary for a fair statement of our financial position and results of operations in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results of operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
Cash
Cash consists of demand deposits held at a U.S. major financial institution and the amount recorded on the statements of assets and liabilities exceeds the Federal Deposit Insurance Corporation insured limit, however management believes the credit risk related to these deposits is minimal.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the reported period and (iii) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates under different assumptions and conditions.
Organization and Offering Expenses
Organization expenses will be expensed on the Master Fund's statement of operations. Continuous offering expenses will be capitalized on the Master Fund's balance sheet as deferred offering expenses and expensed to the Master Fund's statements of operations over a 12-month period.
Paid In Capital
The Master Fund records the proceeds from the sale of its common stock on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding all commissions and marketing support fees.
Management Fees
The Master Fund will accrue for the management fee (recorded as investment advisory fees) and performance-based incentive fees, including (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. The Master Fund will record the liability for the incentive fee on capital gains based on a hypothetical liquidation of its investment portfolio at the end of each reporting period. Therefore, the accrual for incentive fee on capital gains will include the recognition of incentive fee on both net realized gains and net unrealized appreciation, if any, although any such incentive fee associated with net unrealized appreciation is neither earned nor payable to the Advisors until net unrealized appreciation is realized as net realized gains. Additionally, the determination of whether the accrued incentive fee on capital gains is earned and payable to the Advisors can only be made at the end of the calendar year. The two components of performance-based incentive fees are combined and expensed in the statements of operations and accrued in the statements of assets and liabilities as accrued performance-based incentive fees.
Earnings per Share
Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the reporting period.
Income Taxes
The Master Fund intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a regulated investment company ("RIC"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Fund intends to distribute sufficient dividends to maintain its RIC status each year.
The Master Fund is also generally subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum of (i) 98% of net ordinary income for a calendar year, (ii) 98.2% of the Master Fund’s capital gains in excess of capital losses for the one-year period generally ending on October 31, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Master Fund paid no federal income tax. The Master Fund may, at its discretion, pay a four percent non-deductible federal excise tax on under-distribution of capital gains and taxable income.
New Accounting Standards
Management does not believe any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3. Agreements and Related Party Transactions
CCA, certain of CCA's affiliates, and GPIM receive compensation for advisory services and/or reimbursement of expenses in connection with (i) investment advisory activities and (ii) the performance and supervision of administrative services.
Investment Advisory Agreements and Compensation of the Investment Advisors
On February 27, 2015 the Master Fund entered into (i) an investment advisory agreement (the "Investment Advisory Agreement") with CCA and (ii) an investment sub-advisory agreement (the "Investment Sub-Advisory Agreement") with CCA and GPIM. Under the Investment Advisory Agreement, the Master Fund pays CCA a fee for its services consisting of two components: (i) a management fee and (ii) an incentive fee. CCA compensates GPIM for its services provided under the Investment Sub-Advisory Agreement. In addition, under the terms of the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
Management Fee: The annual management fee under the Investment Advisory Agreement is calculated at the following annual rates based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and is payable monthly in arrears:
Annual Rate for Management Fee
•2.000% on the portion of the Master Fund's gross assets below $1 billion;
•1.875% on the portion of Master Fund's gross assets between $1 billion and $2 billion; and
•1.750% on the portion of assets above $2 billion.
Incentive Fee: The incentive fee under the Investment Advisory Agreement consists of two parts: (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains.

(i)
The subordinated incentive fee on pre-incentive fee net investment income is paid quarterly if earned, and it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital and

(ii)
The incentive fee on capital gains is paid annually if earned, and it is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis from inception and (B) the aggregate amount, if any, of previously paid incentive fees on capital gains as calculated in accordance with GAAP.

On February 27, 2015, CCA waived all investment advisory fees under the terms of the Investment Advisory Agreement until the day before any feeder fund acquires shares in the Master Fund.
All of the Master Fund’s executive officers, except the Master Fund’s chief executive officer, also serve as executive officers of CCA.

Administrative Services Agreement
On February 27, 2015, the Master Fund entered into an administrative services agreement (the "Administrative Services Agreement") with CCA whereby CCA agrees to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA performs or oversees the performance of the Master Fund's required administrative services, which includes being responsible for the Master Fund's financial records, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, CCA assists the Master Fund in determining its net asset value, oversees the preparation and filing of the Master Fund's tax returns, oversees the payment of the Master Fund's expenses, and oversees the performance of administrative and professional services rendered to the Master Fund by others. For providing these services, facilities and personnel, the Master Fund will reimburse CCA the allocable portion of overhead and other expenses incurred by CCA in performing its obligations under the Administrative Services Agreement. The Administrative Services Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three months ended March 31, 2015, the Master Fund did not incur any administrative expenses.
Capital Contributions and Ownership
On December 19, 2014, the Master Fund entered into capital contribution agreements for the sale of (i) 2,777,778 shares of its common stock to CCA for consideration of $25,000,000 and (ii) 2,777,778 shares of its common stock to a related party affiliate of GPIM for consideration of $25,000,000.
Organization and Offering Costs
As of March 31, 2015, CCA and its affiliates have incurred and paid organization and offering costs on behalf of the Master Fund. Under the terms of an agreement between the Master Fund and CCA, there is no liability on the part of the Master Fund to reimburse CCA for organization and offering costs until such time, if any, that the Master Fund and CCA or an affiliate thereof enter into an agreement that defines any conditions and terms of the reimbursement of organization and offering expenses. As of March 31, 2015, no such agreement existed; therefore no organization and offering costs were payable by the Master Fund as of March 31, 2015.
Indemnification
The Investment Advisory Agreement and the Investment Sub-Advisory Agreement provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, directors, agents, and certain other persons. As of March 31, 2015, management believes that the risk of incurring any losses for such indemnification is remote.
Note 4. Earnings Per Share
The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share).

Three months ended March 31, 2015

Net decrease in net assets resulting from operations	$(14,998)
Weighted average shares outstanding	5,555,556
Diluted and Basic Earnings Per Share (1)	$—

(1)	Diluted and basic net decrease in net assets from operations per share were equivalent in the period because there were no common stock equivalents outstanding in the period.
Note 5. Subsequent Events
On April 1, 2015, the Master Fund filed Form N-54A and notified the SEC that it elects, pursuant to the provisions of Section 54(a) of the 40 Act, to be subject to the provisions of sections 55 through 65 of the 40 Act.
On April 2, 2015, the Master Fund commenced investment operations.
On May 1, 2015, the Master Fund entered into a Dealer Manager Agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") and Carey Credit Income Fund 2015 T ("CCIF 2015 T"), a feeder fund that intends to invest substantially all of its equity capital in common stock of the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for the public offering of common stock to be issued by CCIF 2015 T. As of May 14, 2015, CCIF 2015 T's registration statement on Form N-2 (File No. 333-198882) has not been declared effective by the SEC and there can be no assurance as to whether or when such public offering of common stock will commence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015. Amounts as of December 31, 2014 included in the unaudited financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto, as well as, the audited statement of assets and liabilities and notes to financial statements as of December 31, 2014 included in our Form 10 as filed with the SEC on February 10, 2015. Unless otherwise noted, the terms "we," "us," "our," and "Master Fund" refer to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements in Item 1 unless otherwise defined herein.
Overview
We are a specialty finance investment company that has elected to be treated as a BDC under the 40 Act. Formed as a Delaware statutory trust on September 5, 2014, we are externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. Both Advisors are registered as investment advisers with the SEC. CCA also provides the administrative services necessary for us to operate.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation.
We intend to meet our investment objectives by investing primarily in large, privately-negotiated loans to private middle market U.S. companies (also referred to as “portfolio companies”). Specifically, we expect a typical borrower to have earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $25 million to $100 million and annual revenue ranging from $50 million to $1 billion. We seek to invest in businesses that have a strong reason to exist and have demonstrated competitive and strategic advantages. These companies generally possess distinguishing business characteristics such as a leading competitive position in a well-defined market niche, unique brands, sustainable profitability and cash flow, and experienced management. We anticipate that our investments will sit senior, generally as senior secured debt, in a borrower's capital structure and have re-payment priority over other parts of a borrower's capital structure (i.e., subordinated debt, preferred and common equity). By investing in a more senior point of a borrower's capital structure we expect to gain superior principal protection with less risk, which provides the opportunity for a better risk/return profile than that of a typical middle market or private equity alternative investment. In addition to privately-negotiated loans we intend to invest in opportunities that could include more broadly syndicated assets such as bank loans and corporate bonds. In this instance, we intend to take our directly originated model and apply it to our syndicated loan and bond relationships, where we believe we will be able to create stronger packages of risk and reward for our investors. Our portfolio is expected to focus on floating-rate investments, whose revenue streams may increase in a rising interest rate environment and on investments that have other characteristics including closing fees, pre-payment premiums, lender- friendly control provisions, and strong lender-friendly covenants. We may also invest in fixed-rate investments, options or other forms of equity participation, and, to a limited extent and not as a principal investment strategy, structured products such as collateralized loan obligations ("CLOs") and collateralized debt obligations ("CDOs").
We intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be illiquid and difficult to value. A material amount of our debt investments may contain interest reset provisions that may make it more difficult for the borrowers to make debt repayments to us. In addition, a material amount of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of our initial investment but no longer meet the definition of eligible portfolio company at the time of the follow-on investment.
Revenues
We plan to generate revenue primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. We expect that our investments in debt securities will generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and we expect to earn interest at fixed or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. In some cases, our debt investments may partially defer cash interest payments with payment-in-kind ("PIK") provisions. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.
Operating Expenses
We expect our primary annual operating expenses to include (i) advisory fees to compensate the Advisors for their services in identifying, evaluating, negotiating, closing, and monitoring our investments, and (ii) the reimbursement of expenses under the Investment Advisory Agreement and the Administrative Services Agreement with CCA. CCA will be responsible for compensating GPIM for its investment sub-advisory services and we will not be directly responsible for paying such amounts. We will bear all other expenses, which are expected to include, among other things:

•	corporate, organizational, and offering expenses relating to offerings of our common stock;

•	the cost of calculating our net asset value, including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our common stock and other securities;

•
fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, and making and valuing investments, and performing due diligence reviews of prospective investments;

•	fees, expenses, and interest payable on debt, if any, incurred to finance our investments;

•	transfer agent fees, accounting services fees, fund administration fees and expenses, and custodial fees;

•	fees and expenses associated with our compliance program;

•	federal and state registration fees, and any stock exchange listing fees;

•	federal, state, and local taxes;

•	independent trustees' fees and expenses, including travel expenses;

•	costs of Board of Trustees and shareholder meetings;

•	costs of fidelity bonds, trustees and officers errors and omissions liability insurance, and other types of insurance;

•	direct costs of preparation and printing of shareholder reports and notices, financial statements, proxy statements, advertising or sales materials, mailing, long distance telephone, and staff;

•
fees and expenses associated with internal and independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act, the 40 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments; and

•
all other expenses incurred by us or the Advisors in connection with administering our business, including expenses incurred by our Advisors in performing their investment and administrative services obligations on our behalf.

Reimbursement of CCA for Administrative Services
We will reimburse CCA for the administrative expenses necessary for its provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of CCA's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We will not reimburse CCA for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of CCA.
Financial Condition, Liquidity and Capital Resources
We will generate cash primarily from (i) the sale of our common stock to the feeder funds, (ii) cash flows from interest, dividends, and transaction fees earned from our investments, and (iii) principal repayments and proceeds from sales of our investments. Our primary uses of cash will be (i) investments in portfolio companies, (ii) payments of our expenses, and (iii) cash distributions to our shareholders.
We may borrow funds to make investments to the extent that we determine that leveraging our investment portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such financing arrangement. Under the 40 Act, our use of senior securities, including indebtedness, is limited by asset coverage requirements applicable to BDCs. Currently the 40 Act requires that we maintain a minimum ratio of total assets-to senior securities of 200%. Pending legislation could alter the asset coverage requirements of the 40 Act. We do not currently anticipate issuing any preferred stock within 12 months of the commencement of operations.

Critical Accounting Policies
Valuation of Investments
We will measure the value of our investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value will be classified and disclosed in one of the following categories:
Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments that are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities and certain over-the-counter derivatives.
Level 3 – Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our private portfolio companies.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy will be based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we will consider factors specific to the investment.
Revenue Recognition
We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Original issue discounts ("OIDs"), market discounts or premiums will be accreted or amortized using the effective interest method as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Payment-in-Kind Interest
We may have investments in our portfolio that contain a PIK interest provision, which represents contractual interest that is accrued and periodically added to the principal balance. We generally will not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. Any accrued PIK interest will be added to the investment's principal balance and recorded as interest income, if the portfolio company's valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this PIK interest income must be paid out to shareholders in the form of dividends, even if we have not collected any cash.
Organization and Offering Expenses
Organization expenses will be expensed on our statement of operations. Continuous offering expenses, excluding sales load, will be capitalized on our statement of assets and liabilities as deferred offering expenses and expensed on our statement of operations over a 12-month period.

Federal Income Taxes
We intend to elect to be treated for federal income tax purposes, beginning with our taxable year ending December 31, 2015, and intend to qualify annually thereafter, as a RIC under the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our shareholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments. On February 27, 2015, we entered into an Investment Advisory Agreement with CCA and, to a limited extent, an Investment Sub-Advisory Agreement with CCA and GPIM. CCA serves as our investment advisor in accordance with the terms of the Investment Advisory Agreement and GPIM serves as our investment sub-advisor in accordance with the terms of the Investment Sub-Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a management fee equal to a sliding scale percentage of the value of our average gross assets and (ii) an incentive fee based on our performance.
On February 27, 2015, we entered into the Administrative Services Agreement with CCA, pursuant to which CCA furnishes us with administrative services necessary to conduct our day-to-day operations. CCA will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable allocation methods. We will not reimburse CCA for any services for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of CCA.
If any of the contractual obligations discussed above are terminated, our costs may increase under any replacement investment advisory agreements. In addition, if the Investment Sub-Advisory Agreement is terminated, our costs may increase under any replacement sub-advisory agreement that we subsequently enter into. We would also likely incur expenses in identifying and evaluating candidates to provide the services we expect to receive under the Investment Advisory Agreement, Administrative Services Agreement and/or Investment Sub-Advisory Agreement. Any replacement investment advisory or sub-advisory agreement would also be subject to approval by our shareholders.
Related Party Transactions
We have entered into agreements with CCA and certain of its affiliates, whereby, we agree to pay certain fees to, or reimburse certain expenses of, CCA and its affiliates for investment advisory services and reimbursement of administrative and operating costs incurred on our behalf.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of the date of this Report.
Recently Issued Accounting Pronouncements
We will adopt all authoritative accounting standards relevant to our financial statements, except for recently issued pronouncements that are not required to be adopted until dates subsequent to December 31, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary objective was to preserve capital prior to commencing our investment operations. Our cash is deposited at a U.S. commercial bank in a non-interest-bearing demand deposit account. Up to $250,000 of the funds are insured in full by the Federal Deposit Insurance Corporation.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2015 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings - None

Item 1A. Risk Factors
As of March 31, 2015, there have been no material changes from the risk factors set forth in our Form 10 dated and filed with the SEC on February 10, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.
Item 3. Default Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosures - Not applicable

Item 5. Other Information - None

Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND

May 14, 2015	/s/ Trevor P. Bond
Date:	TREVOR P. BOND
Chief Executive Officer
(Principal Executive Officer)

May 14, 2015	/s/ Paul S. Saint-Pierre
Date:	PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

3.1	Amended and Restated Declaration of Trust of the Registrant. (Filed herewith.)

3.2	Bylaws of the Registrant. (Filed herewith.)

10.1
Investment Advisory Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99(g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015.)

10.2
Investment Sub-Advisory Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015.)

10.3
Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99(k)(3) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015.)

10.4
Custody Agreement. (Incorporated by reference to Exhibit 99(j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015.)

10.5
Dealer Manager Agreement by and between the Registrant, Carey Credit Income Fund 2015 T and Carey Financial, LLC (Incorporated by reference to Exhibit 99(h)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015.)

24.1
Powers of Attorney. (Incorporated by reference to Exhibit 99(s) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015.)

31.1	Certification of Chief Executive Officer of Carey Credit Income Fund, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Carey Credit Income Fund, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of Carey Credit Income Fund Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)