Form 10-Q
period 2015-06-30
Carey Credit Income Fund
filed 2015-08-14
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common shares of the Registrant outstanding as of August 12, 2015 was 5,555,556.

1

CAREY CREDIT INCOME FUND

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn; increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our offering of shares; our ability to identify suitable investments; our ability to close on identified investments; inaccuracies of our accounting estimates; our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. “Risk Factors” of our Form 10 that was filed on June 2, 2015 (File No. 000-55312) and Item 1A. in Part II of this Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAREY CREDIT INCOME FUND
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands except per share data)

	As of
	June 30, 2015	December 31, 2014
Assets
Investments at fair value (amortized cost of $70,492 and $0, respectively)	$70,690	$—
Cash	17,052	50,000
Interest and dividend income receivable	223	—
Prepaid and deferred expenses	96	—
Total assets	$88,061	$50,000

Liabilities
Promissory notes payable to related party	$20,000	$—
Payable for investments purchased	17,447	—
Accrued interest expense to related party	10	—
Other accounts payable, accrued expenses and other liabilities	277	—
Total liabilities	37,734	—
Commitments and contingencies (Note 6)
Net Assets	50,327	50,000

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 common shares authorized, 5,555,556 common shares issued and outstanding at June 30, 2015 and December 31, 2014	6	6
Paid-in-capital in excess of par value	49,994	49,994
Undistributed net investment income	128	—
Undistributed net realized gains	1	—
Accumulated net unrealized appreciation on investments	198	—
Net assets	$50,327	$50,000
Net asset value per common share	$9.06	$9.00
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands except per share data)

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Investment Income
Interest income	$482	$482
Dividend income	26	26
Total investment income	508	508

Operating Expenses
Interest expense to related party	19	19
Administrative services	21	21
Investment advisory fee	354	444
Performance-based incentive fee	40	40
Audit services	129	129
Custody services	10	10
Professional services	31	31
Insurance	37	52
Legal services	117	117
Other expenses	1	1
Total expenses before management fee waiver	759	864
Investment advisory fee and performance-based incentive fee waiver	(394)	(484)
Net expenses	365	380
Net investment income	143	128

Realized and unrealized gain on investments:
Net realized gain on investments	1	1
Net change in unrealized appreciation on investments	198	198
Net realized and unrealized gain on investments	199	199
Net increase in net assets resulting from operations	$342	$327

Per common share information:
Net investment income per common share outstanding	$0.03	$0.02
Earnings per common share - basic and diluted (Note 7)	$0.06	$0.06
Weighted average common shares outstanding (basic and diluted)	5,555,556	5,555,556
Distributions declared per common share	$—	$—
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
 (dollars in thousands)

Six months ended
June 30, 2015
Operations
Net investment income	$128
Net realized gains from investments	1
Net change in unrealized appreciation on investments	198
Net increase in net assets resulting from operations	327
Shareholder distributions
Distributions from net investment income	—
Distributions from net realized gain from investments	—
Net decrease in net assets from shareholder distributions	—
Capital Share Transactions
Issuance of common shares	—
Net increase in net assets resulting from capital share transactions	—
Total increase (decrease) in net assets	327
Net assets at beginning of period	50,000
Net assets at end of period	$50,327

Undistributed net investment income at end of period	$128
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

Six months ended
June 30, 2015
Operating activities
Net increase in net assets resulting from operations	$327
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Paid-in-kind dividend income	(26)
Amortization of premium/discount on investments, net	(7)
Proceeds from sales of investments	119
Proceeds from paydowns on investments	36
Purchase of investments	(70,613)
Net realized gain on investments	(1)
Net change in unrealized appreciation on investments	(198)
(Increase) decrease in operating assets:
Interest and dividend income receivable	(223)
Prepaid and deferred expenses	(96)
Increase in operating liabilities:
Payable for investments purchased	17,447
Accrued interest expense payable to related party	10
Other accounts payable, accrued expenses and other liabilities	277
Net cash used in operating activities	(52,948)

Financing activities
Borrowings-promissory notes	20,000
Net cash provided by financing activities	20,000

Net decrease in cash and cash equivalents	(32,948)
Cash and cash equivalents, beginning of period	50,000
Cash and cash equivalents, end of period	$17,052

Supplemental disclosure of cash flow information
Cash paid for interest	$10
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
SCHEDULE OF INVESTMENTS (UNAUDITED)

As of June 30, 2015 (Principal, cost and fair value amounts in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 101.0%
Acrisure, LLC		Insurance	L+4.25%	1.00%	5/19/2022	$1,532	$1,517	$1,530	3.0%
Acrisure, LLC (Delayed Draw)	(7)	Insurance	L+4.25%	1.00%	5/19/2022	168	51	52	0.1%
Albertsons, LLC		Consumer Non-Cyclical	L+4.50%	1.00%	8/25/2021	549	554	552	1.1%
Asurion, LLC		Communications	L+3.50%	0.75%	7/8/2020	1,845	1,850	1,842	3.7%
Avaya Inc.		Communications	L+5.50%	1.00%	3/31/2018	1,322	1,323	1,318	2.6%
Bioplan USA, Inc.		Capital Goods	L+4.75%	1.00%	9/23/2021	249	212	214	0.4%
Blue Coat Systems, Inc.		Technology	L+3.50%	1.00%	5/19/2022	3,730	3,721	3,728	7.4%
Ceridian HCM Holding Inc.		Consumer Cyclical	L+3.50%	1.00%	9/15/2020	2,728	2,709	2,707	5.4%
Generic Drug Holdings, Inc.		Consumer Non-Cyclical	L+4.00%	1.00%	8/16/2020	347	347	348	0.7%
Genoa Healthcare		Consumer Non-Cyclical	L+3.50%	1.00%	4/29/2022	600	603	601	1.2%
HUB International Holdings Inc.		Insurance	L+3.00%	1.00%	10/2/2020	2,893	2,889	2,876	5.7%
ILC Industries, LLC	(12)	Capital Goods	L+6.00%	1.00%	7/15/2020	5,000	4,938	4,937	9.8%
Implus Footcare, LLC	(10)	Consumer Non-Cyclical	L+6.00%	1.00%	4/30/2021	5,000	4,926	4,926	9.8%
MA FinanceCo. LLC	UK(9)(11)	Technology	L+4.25%	1.00%	11/19/2021	2,911	2,929	2,920	5.8%
Mitel US Holdings, Inc.	CN(9)(11)	Communications	L+4.00%	1.00%	4/29/2022	1,550	1,565	1,562	3.1%
Noranda Aluminum Acquisition Corp	(12)	Basic Industry	L+4.50%	1.25%	2/28/2019	1,566	1,458	1,304	2.6%
NTS Technical Systems	(10)	Capital Goods	L+6.00%	1.00%	6/11/2021	4,235	4,182	4,191	8.3%
NTS Technical Systems (Delayed Draw)	(7)(10)	Capital Goods	L+6.00%	1.00%	6/11/2021	765	—	(8)	—%
P.F. Chang's China Bistro, Inc.		Consumer Cyclical	L+3.25%	1.00%	6/22/2019	1,812	1,799	1,797	3.6%
Taxware, LLC	(10)	Consumer Non-Cyclical	L+6.50%	1.00%	4/1/2022	4,300	4,257	4,258	8.5%
TIBCO Software Inc	(12)	Technology	L+5.50%	1.00%	12/4/2020	2,993	3,006	2,997	6.0%
Univision Communications Inc.		Communications	L+3.00%	1.00%	3/1/2020	2,892	2,896	2,874	5.7%
Zep Inc.	(11)(12)	Basic Industry	L+4.75%	1.00%	6/17/2022	3,250	3,234	3,262	6.5%
Sub Total Senior Secured Loan - First Lien						$52,237	$50,966	$50,788	101.0%

CAREY CREDIT INCOME FUND
SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

As of June 30, 2015 (Principal, cost and fair value amounts in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - Second Lien - 10.5%
Genoa Healthcare	(7)	Consumer Non-Cyclical	L+7.75%	1.00%	5/1/2023	500	495	503	1.0%
TransFirst Holdings Inc.	(12)	Consumer Cyclical	L+8.00%	1.00%	11/11/2022	4,770	4,710	4,797	9.5%
Sub Total Senior Secured Loans - Second Lien						$5,270	$5,205	$5,300	10.5%

Senior Secured Bonds - 23.5%
BreitBurn Energy Partners LP	(10)(11)	Energy	9.25%		5/18/2020	3,250	3,156	3,445	6.9%
Carrols Restaurant Group, Inc.	(11)	Consumer Non-Cyclical	8.00%		5/1/2022	2,500	2,551	2,625	5.2%
Eagle Parent, Inc.	(10)	Technology	9.25%		5/21/2023	5,000	4,851	4,850	9.6%
SandRidge Energy, Inc.	(11)	Energy	8.75%		6/1/2020	1,000	1,000	908	1.8%
Sub Total Senior Secured Bonds						$11,750	$11,558	$11,828	23.5%

Subordinated Debt - 2.0%
DAE Aviation Holdings, Inc.	(10)(12)	Capital Goods	10.00%		7/15/2023	1,000	987	998	2.0%
Sub Total Subordinated Debt						$1,000	$987	$998	2.0%

Equity / Other - 3.5%
BreitBurn Energy Partners LP - Series B Preferred Units	(8)(10)(11)	Energy	8.00%			237	1,776	1,776	3.5%
Sub Total Equity / Other						$237	$1,776	$1,776	3.5%

TOTAL INVESTMENTS - 140.5%							$70,492	$70,690	140.5%

CAREY CREDIT INCOME FUND
SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt investments and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. The base rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of June 30, 2015, which ranged between 0.186% for 1-month LIBOR to 0.772% for 12-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.
(7)    The investment is a delayed draw loan whereby some or all of the investment commitment is undrawn as of June 30, 2015 (see Note 6).

(8)
The monthly preferred dividend on this investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities. All dividend payments in the current period have been paid with the issuance of additional shares of preferred stock.

(9)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(10)	Investments classified as Level 3 whereby fair value was determined by the Master Fund’s Board of Trustees (see Note 2).

(11)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. As of June 30, 2015, 81% of total assets represented qualifying assets.

(12)	Investment position or portion thereof unsettled as of June 30, 2015.

Abbreviations:
CN=Canada
UK=United Kingdom
LIBOR (L) = London Interbank Offered Rate

See Unaudited Notes to Financial Statements

Notes to Financial Statements (Unaudited)

CAREY CREDIT INCOME FUND
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Carey Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015.
The Master Fund is externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission (“SEC”). CCA also provides the administrative services necessary for the Master Fund to operate.
The Master Fund will serve as the master fund in a master/feeder fund structure. It is anticipated that the Master Fund will sell its common shares to one or more feeder funds in a continuous series of private placement transactions.
Note 2. Significant Accounting Policies
Basis of Presentation
The Master Fund's interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements as stipulated in Regulation S-X, and, therefore, do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Management has determined that the Master Fund meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results of operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
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
Cash
Cash consists of demand deposits held at a U.S. major financial institution and the amount recorded on the statements of assets and liabilities exceeds the Federal Deposit Insurance Corporation insured limit, however management believes the credit risk related to these cash deposits is minimal.
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
ASC Topic 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short-term investment funds and foreign currency are generally included in Level 1. The Master Fund does not adjust the quoted price for these investments.
Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In

Notes to Financial Statements (Unaudited)

certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from multiple dealers or brokers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans.
Level 3 - Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are illiquid corporate bonds and loans and preferred stock investments that lack observable market pricing.
In certain cases, the inputs used to measure fair value may fall within different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Depending on the relative liquidity in the markets for certain investments, the Master Fund may transfer assets to Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are severely limited, or not available, or otherwise not reliable. The Master Fund’s assessment of the significance of a particular input to the fair value measurement requires judgment, and the consideration of factors specific to the investment.
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund’s board of trustees is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of the Master Fund’s Advisors and management, its audit committee, and independent third-party valuation firms. The Master Fund and the board of trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.
The valuation techniques used by the Master Fund for the assets and liabilities that are classified as Level 3 in the fair value hierarchy are described below.
Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are valued at initial transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) enterprise value coverage analysis, and/or (iii) valuation models. Valuation models may be based on investment yield analysis and discounted cash flow techniques, where the key inputs include risk-adjusted discounted rates and required rates of return, based on the analysis of similar debt investments issued by similar issuers.
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. Upon completion of the valuations conducted, an illiquidity discount may be applied where appropriate.

The Master Fund utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Master Fund’s Level 3 valuations, are described in Note 4. The unobservable inputs and assumptions may differ by asset and in the application of the Master Fund’s valuation methodologies. The reported fair value estimates could vary materially if the Master Fund had chosen to incorporate different unobservable pricing inputs and other assumptions.
The determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than publicly traded securities. If the Master Fund was required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Master Fund could realize significantly less than the value recorded by the Master Fund.

Notes to Financial Statements (Unaudited)

Security Transactions and Realized/Unrealized Gains or Losses
    Investments purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the funding date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost and (ii) adjustments for the accretion/amortization of market discounts and premiums, original issue discount and loan origination fees. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the statements of operations.
Interest Income
Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Loan origination, closing, commitment and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.
Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation or the option at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due at maturity of the investment or upon the investment being called by the issuer.
If the portfolio company's valuation indicates the value of the PIK investment is not sufficient to cover the contractual PIK interest, the Master Fund will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Master Fund determines it is not collectible.
Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on non-accrual status. Interest payments received on debt securities on non-accrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on non-accrual status are restored to accrual status when past due principal and interest are paid and, in management’s judgment, such investments are likely to remain current on interest payment obligations. The Master Fund may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.
Dividend Income
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Master Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
In its role as the Master Fund’s investment advisors, CCA, GPIM or its affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Advisors are obligated to remit to the Master Fund any earned capital structuring fees based on the pro-rata portion of the Master Fund’s investment in co-investment transactions and originated investments. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment execution date or closing date.
The Master Fund may also receive fees for commitments, amendments and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or the services are rendered.

Notes to Financial Statements (Unaudited)

Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) performance-based incentive fee, including (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 5. “Agreements and Related Party Transactions.” The two components of performance-based incentive fees will be combined and expensed in the statements of operations and accrued in the statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire portfolio was liquidated at its fair value as of the date of the statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized gains unless and until such unrealized gains are actually realized.
Organization and Offering Expenses
Organization expenses will be expensed on the Master Fund's statement of operations. Continuous offering expenses will be capitalized on the Master Fund's statements of assets and liabilities as deferred offering expenses and expensed to the Master Fund's statement of operations over a 12-month period.
Earnings per Common Share
Earnings per common share is calculated based upon the weighted average number of common shares outstanding during the reporting period.
Federal Income Taxes
The Master Fund intends to elect to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
The Master Fund is generally subject to nondeductible federal excise taxes if it does not distribute to its shareholders an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Master Fund paid no federal income tax. The Master Fund may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of taxable ordinary income and capital gains.
New Accounting Standard
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs,” ("ASU 2015-03") which requires that loan costs related to a recognized debt liability be presented in the statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Master Fund has elected early adoption of ASU 2015-03 as of the commencement of its investment operations on April 2, 2015 and there is no impact to its financial statements.

Notes to Financial Statements (Unaudited)

Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value at June 30, 2015 with corresponding percentages of total portfolio investments and net assets:

	As of June 30, 2015 ($ in thousands)
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets

Senior Secured Loans - First Lien	$50,966	$50,788	71.9%	101.0%
Senior Secured Loans - Second Lien	5,205	5,300	7.5	10.5
Senior Secured Bonds	11,558	11,828	16.7	23.5
Total Senior Debt	$67,729	$67,916	96.1%	135.0%
Subordinated Debt	987	998	1.4	2.0
Equity / Other	1,776	1,776	2.5	3.5
Total Investments	$70,492	$70,690	100.0%	140.5%
As of June 30, 2015, approximately 6.4% of the investment portfolio at amortized cost and 6.3% of the investment portfolio measured at fair value was invested in portfolio companies with foreign domiciles, specifically Canada and the United Kingdom. The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2015 (with corresponding percentages of total portfolio investments and net assets).

	As of June 30, 2015 ($ in thousands)
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets

Technology	$14,507	$14,495	20.5%	28.8%
Consumer Non-Cyclical	13,733	13,813	19.5	27.4
Capital Goods	10,319	10,332	14.6	20.5
Consumer Cyclical	9,218	9,301	13.2	18.5
Communications	7,634	7,596	10.7	15.1
Energy	5,932	6,129	8.7	12.2
Basic Industry	4,692	4,566	6.5	9.1
Insurance	4,457	4,458	6.3	8.9
Total	$70,492	$70,690	100.0%	140.5%
Note 4. Fair Value of Financial Instruments
The following table presents the segmentation of the investment portfolio according to the fair value hierarchy as described in Note 2. "Significant Accounting Policies" at June 30, 2015:

	As of June 30, 2015 ($ in thousands)
	Level 1	Level 2	Level 3	Total
Senior Secured Loans - First Lien	$—	$37,420	$13,368	$50,788
Senior Secured Loans - Second Lien	—	5,300	—	5,300
Senior Secured Bonds	—	3,533	8,295	11,828
Total Senior Debt	—	46,253	21,663	67,916
Subordinated Debt	—	—	998	998
Equity / Other	—	—	1,776	1,776
Total	$—	$46,253	$24,437	$70,690

Notes to Financial Statements (Unaudited)

Significant Unobservable Inputs for Level 3 Investments
At June 30, 2015, the Master Fund held eight distinct investment positions classified as Level 3, representing an aggregate fair value of $24.4 million and 34.6% of the total investment portfolio. The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value, as of June 30, 2015.

As of June 30, 2015 ($ in thousands)
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	4	$13,368	Market Comparables	EBITDA Multiple	10.0x - 11.5x (10.7x)	Increase
			Trade Price(5)	Trade Price	98.93	Increase
Senior Secured Bonds	2	8,295	Market Quotations(5)	Broker Quote	N/A	Increase
			Market Comparables	EBITDA Multiple	12.1x	Increase
Subordinated Debt	1	998	Market Quotations(5)	Broker Quote	N/A	Increase
Equity / Other	1	1,776	Market Comparables	EBITDA Multiple	8.6x	Increase
Total	8	$24,437
______________
(1)    Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)
For the assets and investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 - 100%.

(3)	A range is not provided when there is only one investment within the classification; weighted average amounts are based on the estimated fair values.

(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)
The Master Fund generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and subordinated debt investments. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Advisors in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors.

The table above presents the significant unobservable inputs related to the determination of fair values for all investments classified as Level 3 investments as of June 30, 2015. In addition to the techniques and inputs noted in the tables above, according to the Master Fund’s valuation policy, it may also use other valuation techniques and methodologies when determining the fair value estimates for its investments. Significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Master Fund’s investments.

Notes to Financial Statements (Unaudited)

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using unobservable (Level 3) inputs for the three months and six months ended June 30, 2015:

($ in thousands)	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2015 and April 1, 2015	$—	$—	$—	$—	$—	$—
Additions (1)	13,364	—	8,003	987	1,776	24,130
Net realized gains (losses) (2)	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) (3)	1	—	288	11	—	300
Sales or repayments (4)	—	—	—	—	—	—
Net discount accretion	3	—	4	—	—	7
Fair value balance as of June 30, 2015	13,368	—	8,295	998	1,776	24,437
Change in net unrealized appreciation (depreciation) in investments still held as of June 30, 2015	$1	$—	$288	$11	$—	$300
______________

(1)	Includes increases in the cost basis of investments resulting from new and add-on portfolio investments, including the capitalization of PIK dividend income.
(2)    Included in net realized gain from investments in the statements of operations.
(3)    Included in net change in unrealized appreciation on investments in the statements of operations.

(4)
Includes principal payments/paydowns on debt investments, collection of PIK dividend income, proceeds from sales of investments and distributions received on equity investments classified as return of capital.

There were no transfers between any combination of Level 1, Level 2 and Level 3 during the three months and six months ended June 30, 2015.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying values of promissory notes payable approximate their fair values and the promissory notes are considered classified as Level 3 liabilities in the fair value hierarchy.
Note 5. Agreements and Related Party Transactions
CCA, certain of CCA's affiliates, and GPIM may receive compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities and administrative services, (iii) capital markets services in connection with the raising of equity capital for feeder funds affiliated with the Master Fund, and (iv) lending capital to the Master Fund. All of the Master Fund’s executive officers, except its chief executive officer and chief compliance officer, also serve as executive officers of CCA. Its chief executive officer also serves as chief executive officer of WPC CCA's ultimate parent. As of June 30, 2015, none of these affiliates received compensation for investment advisory services or capital markets services from the Master Fund.
Capital Contributions and Ownership
On December 19, 2014, the Master Fund entered into capital contribution agreements for the sale of (i) 2,777,778 common shares to CCA for consideration of $25.0 million and (ii) 2,777,778 common shares to a related party affiliate of GPIM for consideration of $25.0 million.
Investment Advisory Agreements and Compensation of the Advisors
On February 27, 2015, the Master Fund entered into (i) an investment advisory agreement (the "Investment Advisory Agreement") with CCA and (ii) an investment sub-advisory agreement (the "Investment Sub-Advisory Agreement") with CCA and GPIM. Under the Investment Advisory Agreement, the Master Fund agreed to pay CCA an investment advisory fee consisting of two components: (i) a management fee, and (ii) a performance-based incentive fee. CCA directly compensates GPIM for its investment sub-advisory services. In addition, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
Management Fee: The management fee (recorded as investment advisory fee) is calculated at the following annual rates based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and is payable monthly in arrears:

Notes to Financial Statements (Unaudited)

Annual Rate for Management Fee
•2.000% on the portion of the Master Fund's gross assets below $1 billion;
•1.875% on the portion of Master Fund's gross assets between $1 billion and $2 billion; and
•1.750% on the portion of gross assets above $2 billion.
Performance-based Incentive Fee: The performance-based incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

(i)
The incentive fee on income is paid quarterly if earned; it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital, and

(ii)
The incentive fee on capital gains is paid annually if earned; it is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis from inception, and (B) the aggregate amount, if any, of previously paid incentive fees on capital gains.

All fees are computed in accordance with a detailed fee calculation methodology as approved by the Board of Trustees. On February 27, 2015, CCA permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement until the day before any feeder fund initially acquires Master Fund's common shares.
Administrative Services Agreement
On February 27, 2015, the Master Fund entered into an administrative services agreement with CCA, and subsequently amended on August 10, 2015, (the "Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the Administrator, performs and oversees the Master Fund's required administrative services, which includes financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, CCA assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Master Fund will reimburse CCA the allocable portion of overhead and other expenses incurred by CCA in performing its obligations under the Administrative Services Agreement. The Master Fund has no obligation to reimburse CCA for any services or other expenses incurred directly by CCA or its affiliates, excluding any expenses of third-party service providers incurred by CCA or its affiliates on the Master Fund's behalf, prior to the initial common shares subscription closing date of the first feeder fund.
Dealer Manager Agreement
On July 27, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") and Carey Credit Income Fund 2016 T ("CCIF 2016T"), a feeder fund that intends to invest substantially all of its equity capital in the Master Fund's common shares. The Dealer Manager is an affiliate of CCA and CCIF 2016T is an affiliate of the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for CCIF 2016T's public offering of common shares. The feeder funds, not the Master Fund, will be responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement.
Promissory Notes
Our board of trustees and the board of directors of WPC approved unsecured loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating investment acquisitions. Any such loans may be made solely at the discretion of WPC's management.
On May 28, 2015 and June 10, 2015, the Master Fund, as borrower, entered into two Promissory Notes with WPC Holdco LLC, a wholly-owned subsidiary of WPC (the "Lender"), to borrow, on an unsecured basis, $10.0 million on each stated date. The floating interest rate on the borrowed amounts is one-month LIBOR plus 1.10%. The nominal interest rate for these borrowings was within a range of 1.285% - 1.287% during the reporting period. The unpaid principal balance and accrued interest thereon is immediately due and payable upon 120 days written notice by the Lender, but in any event no later than December 30, 2015. The borrowed capital was used for investment purposes. The related-party Lender earned interest of less than $0.1 million as of June 30, 2015.
Organization and Offering Costs
As of June 30, 2015, CCA and its affiliates have incurred and paid organization and offering costs on behalf of the Master Fund. Under the terms of an agreement between the Master Fund and CCA, there is no liability on the part of the Master Fund to reimburse CCA for organization and offering costs until such time that the Master Fund and CCA or an affiliate thereof enter into an agreement that defines any conditions and terms of the reimbursement of organization and offering expenses. As of June 30,

Notes to Financial Statements (Unaudited)

2015, no such agreement existed; therefore no organization and offering costs were payable by the Master Fund as of June 30, 2015.
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement, provide certain indemnification to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the Administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of June 30, 2015, management believes that the risk of incurring any losses for such indemnification is remote.
Note 6. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2015, the Master Fund’s unfunded commitments consisted of the following:

Category / Portfolio Company (1)	As of June 30, 2015 ($ in thousands)
Unfunded Delayed Draw Loans:
Acrisure, LLC	$116
National Technical Systems	765
Unfunded Bridge Loan:
Informatica	2,000
Total Unfunded Commitments	$2,881
______________________
(1)    May be commitments to one or more entities affiliated with the named portfolio company.
As of June 30, 2015, the Master Fund’s unfunded delayed draw loans have incurred a decrease in fair value of less than $0.1 million, which is recorded on the schedule of investments and included in investments at fair value in the statements of assets and liabilities.
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e. earnings per common share) for the the three and six months ended June 30, 2015 ($ amounts in thousands except per share data).

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Net increase in net assets resulting from operations	$342	$327
Weighted average shares outstanding	5,555,556	5,555,556
Earnings Per Common Share - basic and diluted (1)	$0.06	$0.06
______________________

(1)	Earnings per common share, both basic and diluted, were equivalent in the period because there were no common share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per common share data and financial ratios have been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2015:

For the Six Months Ended
June 30, 2015
PER COMMON SHARE OPERATING PERFORMANCE
Net Asset Value, Beginning of Period	$9.00
Net Investment Income (1)	0.02
Net Realized and Unrealized Gains (Losses) (1)(2)	0.04
Net Increase Resulting from Operations	0.06
Distributions to Common Shareholders
Distributions from Net Investment Income (3)	—
Distributions from Realized Gains (3)	—
Net Decrease Resulting from Distributions	—
Net Asset Value, End of Period	$9.06

INVESTMENT RETURNS
Total Investment Return (4)	0.67%

RATIOS/SUPPLEMENTAL DATA (all $ and share amounts in thousands)
Net Assets, End of Period	$50,327
Average Net Assets (5)	$50,034
Common Shares Outstanding, End of Period	5,556
Weighted Average Shares Outstanding	5,556

Ratios-to-Average Net Assets:(5)
Net Investment Income	0.26%
Total Expenses (excluding management fee waiver)	1.73%
Effect of investment advisory fee and performance-based incentive fee waiver	(0.97)%
Net Expenses	0.76%
Weighted Average Outstanding Borrowings (5)	$5,000
Portfolio Turnover Rate (6)	1%
Asset Coverage Ratio (7)	3.52

_____________________
(1)     The per common share data was derived by using the weighted average common shares outstanding during the period.

(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a common share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Master Fund’s common shares in relation to fluctuating market values for the portfolio.

(3)
The per common share data for distributions is the actual amount of distributions paid or payable per common share outstanding during the entire period; distributions per common share are rounded to the nearest $0.01.

Notes to Financial Statements (Unaudited)

(4)
Total investment return is a measure of total return for shareholders who purchased the Master Fund’s common share at the beginning of the period, including distributions declared during the period. Total investment return is based on (i) the purchase of one common share at net asset value on the first day of the period, (ii) the sale at the net asset value per common share on the last day of the period, of (A) one common share plus (B) any fractional common shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to one common share, if any, on the last day of the period. The total investment return calculation assumes that (i) cash distributions are reinvested in accordance with the Master Fund’s distribution reinvestment plan and (ii) the fractional common shares issued pursuant to the distribution reinvestment plan are issued at the then net asset value per common share on each distribution payment date. Since there is no public market for the Master Fund’s common shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period presented. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets and average borrowings during the period is based on averaging the amount as of the last day of each month. Ratios-to-average net assets are not annualized.

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) sales of portfolio securities divided by the monthly average of the value of portfolio securities owned by the Master Fund during the fiscal year..

(7)    Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) senior securities at the end of the period, divided by (ii) total senior securities at the end of the period.
Note 9. Subsequent Events
On July 15, 2015, the Master Fund borrowed an additional $5.0 million from the Lender under the same terms and conditions as described in Note 5. Therefore the cumulative borrowings were $25.0 million as of the filing date of this Report.
On July 24, 2015, CCIF 2016T's registration statement on Form N-2 (File No. 333-198882) for the initial public offering of $1 billion of common shares was declared effective by the SEC.
On July 31, 2015, Carey Credit Income Fund - I's registration statement on Form N-2 (File No. 333-198667) for the initial public offering of $1 billion of common shares was declared effective by the SEC. Carey Credit Income Fund - I is a feeder fund that intends to invest substantially all of its equity capital in the Master Fund's common shares.
On August 10, 2015, the Master Fund entered into an amendment to the Administrative Services Agreement with CCA. Pursuant to the amendment, the Master Fund has no obligation to reimburse CCA for any services or other expenses incurred directly by CCA or its affiliates, excluding any expenses of third-party service providers incurred by CCA or its affiliates on the Master Fund's behalf, prior to the initial common shares subscription closing date of any feeder fund.
On August 10, 2015, the Master Fund's board of trustees declared a distribution of $0.02297 per common share for shareholders of record as of June 30, 2015 and payment date of August 14, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015. The amounts as of December 31, 2014 included in the unaudited financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto, as well as, the audited statement of assets and liabilities and notes to financial statements as of December 31, 2014 included in our Form 10 most recently filed with the SEC on June 2, 2015. Unless otherwise noted, the terms "we," "us," "our," and "Master Fund" refer to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements in Item 1 unless otherwise defined herein.
Overview
We are a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on September 5, 2014, we are externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation.
Our investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of our Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe our flexible approach to investing allows us to take advantage of opportunities that offer favorable risk/reward characteristics.
We primarily focus on the following range of investment types that may be available within the capital stack of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classification includes senior secured first lien loans, senior secured second lien loans, and senior secured bonds. In some circumstances, the secured lien could be subordinated to the claims of other creditors.

•
Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•
Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends, and realized gains on dispositions of such investments.

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the demand for debt from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, the amount of equity capital we raise from offering common stock in our company and the amount of capital we may borrow.
We intend to acquire our portfolio investments through the following investment access channels:

•
Direct Originations: We source originated investments through the relationship networks of our Advisors. Such investments are originated or structured for us or made by us and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuance: We also participate in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors, These transactions are typically originated and arranged by other investment intermediaries other than our Advisors.

•
Secondary Market Transactions: In certain circumstances we will also invest in the broadly syndicated loans, high yield credit markets, and other investments that are generally owned by a wide range of investors and made available through various trading markets.

Revenues
We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have expected maturities of three to eight years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed rates and floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the respective maturity dates. In addition, we may generate revenue in the form of dividends from preferred and common equity investments, amortization of original issue discount, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance.
Operating Expenses
Our primary operating expenses include an investment advisory fee and, depending on our operating results, a performance-based incentive fee, interest expense, administrative services, custodian and accounting services, other third-party professional services and expenses, and amortization of deferred offering expenses. The investment advisory and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing and monitoring our investments. For the period ending June 30, 2015, the Advisors have waived all investment advisory and performance-based incentive fees.
Financial and Operating Highlights
The following tables present financial and operating highlights as of June 30, 2015 and December 31, 2014, and the six months ended June 30, 2015:

	June 30,	December 31,
As of ($ in thousands, except per share amounts)	2015	2014
Total assets	$88,061	$50,000
Adjusted total assets (Total assets net of payable for investments purchased)	$70,614	$50,000
Investments in portfolio companies, at fair value	$70,690	$—
Borrowings	$20,000	$—
Net assets	$50,327	$50,000
Net asset value per share	$9.06	$9.00
Leverage ratio (Borrowings/Adjusted total assets)	28%	—

June 30,
Activity for the Six Months Ended ($ in thousands, except per share amounts)	2015
Average net assets	$50,034
Average borrowings	$5,000
Cost of investments purchased	$70,613
Sale of investments	$119
Principal payments	$36
Net investment income	$128
Net realized gains on investments	$1
Net change in unrealized appreciation on investments	$198
Net increase in net assets resulting from operations	$327
Total distributions declared	$—
Net investment income per common share	$0.02
Earnings per common share - basic and diluted	$0.06
Distributions declared per common share outstanding for the entire period	$—
Portfolio and Investment Activity for the Six Months ended June 30, 2015
We commenced investment operations on April 2, 2015. Within the three month period ending June 30, 2015, initial investment activity was primarily concentrated in sourcing debt investments through direct origination and primary issuance channels (59.8%) and the remainder was through secondary market channels (i.e. syndicated investments). We are required to comply with certain RIC diversification requirements at the end of each calender quarter, and we were able to comply with the RIC diversification requirements at June 30, 2015 by investing a portion of our initial equity and borrowed capital in secondary market transactions.
The following table summarizes our investment activity as of, and for the six months ended, June 30, 2015:

($ in thousands)	Investment Activity Summary as of and for the Six Months Ended June 30,
2015
Investment activity segmented by access channel
Direct originations	$4,938
Primary issuance	37,330
Secondary market transactions	28,371
Total investment activity	70,639
Investments sold or repaid	(156)
Net investment activity	$70,483

Portfolio companies, at beginning of period	—
Number of added portfolio companies	27
Number of exited portfolio companies	—
Portfolio companies, end of period	27
The following table presents selected information regarding the composition of our investment portfolio as of June 30, 2015:

	As of June 30, 2015 ($ in thousands)
Number of debt investments	30
Number of equity/other investments	1
% Debt investments - variable rate (% based on fair value)	86.2%
% Debt investments - fixed rate (% based on fair value)	11.3%
% Equity/other investments (% based on fair value)	2.5%
Average annual EBITDA of portfolio companies(1)	$368,642
Median annual EBITDA of portfolio companies(1)	$160,400
Weighted average purchase price of investments(2)	96.8%
Weighted average duration of debt investments(3)	0.8	years
_______________________
(1)     Based on 2014 fiscal year EBITDA. Average amounts are calculated based on a simple average of all portfolio companies EBITDAs.
(2)    Calculated as a percentage of par value for both debt investments and preferred equity investments.

(3)
Duration is a measure of a debt investment's price sensitivity to 100 basis points ("bps") change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 basis points, then the bond price is expected to decrease by 5%.

The weighted average yields at fair value of the following portions of our portfolio as of June 30, 2015 were as follows:

As of June 30, 2015
Effective Yield(1)
Senior secured loans - first lien	5.8%
Senior secured loans - second lien	8.9%
Senior secured bonds	9.1%
Gross portfolio yield	6.6%
_______________________

(1)
Yield by investment type is calculated as the effective yield of each settled investment and weighted by its base cost as compared to the aggregate base cost of all investments of that type. Effective yield is the return earned on an investment net of any discount, premium, or issuance costs.

The following table presents a summary of interest rate and maturity statistics for our debt investments based on fair value as of June 30, 2015:

Floating interest rate debt investments:	As of June 30, 2015
Percent of debt portfolio	88.4%
Percent of floating rate debt investments with interest rate floors	100.0%
Weighted average interest rate floor	1.0%
Weighted average coupon spread to base rate	531	bps

Fixed interest rate debt investments:
Percent of debt portfolio	11.6%
Weighted average coupon rate	8.9%
Weighted average years to maturity	5.9	years

All of our floating interest rate debt investments have base rate reset frequencies of 12 months or less with the majority resetting at least quarterly. LIBO rates ranged between 0.1865% for the one-month LIBOR to 0.7715% for the 12 month LIBOR on June 30, 2015. Base rate resets for floating interest rate debt investments will only result in interest income increases when the reset base interest rate exceeds the associated interest rate floor.
The following table shows the credit ratings of investments in our investment portfolio, based upon the rating scale of Standard & Poor's Ratings Services, as of June 30, 2015:

	Investment Portfolio as of
	June 30, 2015
		Percentage
Standard & Poor's rating ($ in thousands)	Fair Value	of Portfolio
BB-	$3,472	4.9%
B+	12,850	18.2
B	14,650	20.7
B-	23,001	32.5
CCC+	10,150	14.4
CCC	998	1.4
Not rated	5,569	7.9
Total	$70,690	100.0%

Results of Operations
We commenced investment operations on April 2, 2015. There is no comparative period for the three and six months period ending June 30, 2014. During the period prior to the commencement of investment operations, we incurred less than $0.1 million in general operating expenses, net of waiver for investment advisory and performance-based incentive fees. Operating results for the three and six months ended June 30, 2015 were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2015	2015
Total investment income	$508	$508
Net expenses	365	380
Net investment income	143	128
Net realized gain from investments	1	1
Net change in unrealized appreciation on investments	198	198
Net increase in net assets resulting from operations	$342	$327
Investment Income
Investment income consisted of the following for the three and six months ended June 30, 2015:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2015	2015
Interest income	$482	$482
Dividend income	26	26
Total investment income	$508	$508
Interest income was driven by the commencement of investment operations on April 2, 2015. All of the dividend income consisted of PIK dividends on preferred stock. For the three months ended June 30, 2015, which represents our initial period of investment operations, the unleveraged annualized yield on average gross assets was approximately 3%; this yield is not representative of our normalized investment operations since the period ending June 30, 2015 represented our initial investment ramp up period.
Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2015 were as follows (dollars in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2015	2015
Interest expense to related party	$19	$19
Administrative services	21	21
Investment advisory fee	354	444
Performance-based incentive fee	40	40
Audit services	129	129
Custody services	10	10
Professional services	31	31
Insurance	37	52
Legal services	117	117
Other expenses	1	1
Total expenses before management fee waiver	759	864
Investment advisory fee and performance-based incentive fee waiver	(394)	(484)
Net expenses	$365	$380

On February 27, 2015, CCA permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement until the day before any feeder fund initially acquires Master Fund's common shares.
The operating expenses presented above do not represent our normalized operations since we expect to incur the following expenses in the future as the feeder funds become active investors in our common shares, including organization expenses, offering expenses, trustee fees, increases in administrative services fees, increases in professional services, internal audit fees, transfer agent fees and increases in interest expenses.
The composition of our administrative and professional services expenses for the three and six months ended June 30, 2015 were as follow:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2015	2015
Accounting services	$10	$10
Administration services	11	11
Total administration services	$21	$21

Chief compliance officer services	$12	$12
Tax consulting services	6	6
Valuation services	13	13
Total professional services	$31	$31
Valuation services incurred through June 30, 2015 represent an estimate of reimbursable expenses to GPIM for independent valuation services incurred on our behalf.
Net Realized Gain from Investments
For the both three and six months ended June 30, 2015, we had dispositions of $0.1 million and principal repayments of less than $0.1 million resulting in less than $0.1 million of realized gains.
Net Change in Unrealized Appreciation on Investments
For both the three and six months ended June 30, 2015, net unrealized gains for our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2015	2015
Unrealized appreciation	$531	$531
Unrealized depreciation	(333)	(333)
Total net unrealized gains	$198	$198

Unrealized appreciation on Level 3 investments	$309	$309
Unrealized depreciation on Level 3 investments	(9)	(9)
Total net unrealized gains on Level 3 investments	$300	$300
Changes in Net Assets from Operations for the Six Months Ended June 30, 2015
For the six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $0.3 million, and our net asset value per common share increased $0.06 per share (from $9.00 per share to $9.06 per share at June 30, 2015). This increase represents a total return of 0.67% per common share for period of January 1, 2015 through June 30, 2015.
Cash Flows for the Six Months Ended June 30, 2015
For the six months ended June 30, 2015, net cash used in operating activities was $52.9 million. Cash flows used in operating activities for the six months ended June 30, 2015 was concentrated in the acquisition of investments as related to the ramp up of investment operations.
Net cash provided by financing activities was $20.0 million during the six months ended June 30, 2015, all related to the Promissory Notes entered into with the Lender.

Reimbursement to CCA for Administrative Services
We will reimburse CCA for the administrative expenses necessary for its provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of CCA's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We will not reimburse CCA for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of CCA. We have no financial obligation to reimburse CCA for any services or other expenses incurred directly by CCA or its affiliates, excluding any expenses of third-party service providers incurred by CCA or its affiliates on our behalf, prior to the initial common shares subscription closing date of the first feeder fund.
Financial Condition, Liquidity and Capital Resources
Since our inception through June 30, 2015, our primary sources of cash included (i) initial seed equity capital of $50 million, (ii) borrowed capital under promissory notes, and (iii) cash flows from interest and dividend income. In future periods we anticipate that we will generate additional cash from (i) the sale of our common shares to the related party feeder funds, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from our investments, and (iv) principal repayments and sale proceeds from our investments. Since our inception through June 30, 2015, our primary uses of cash included (i) investments in portfolio companies, and (ii) payments of operating expenses. In future periods we anticipate that we will further deploy cash into (i) investments in additional portfolio companies, (ii) payments of operating expenses, (iii) repayment of borrowings, (iv) cash distributions to our shareholders, and (v) potential periodic repurchases of our shares.
As of June 30, 2015, we had $17.1 million in cash, $17.4 million payable for investments purchased, and $2.9 million in unfunded investment commitments. We may borrow up to an additional $30.0 million from the Lender under a series of promissory notes similar to the ones described in Note 5 in the accompanying unaudited financial statements, however, there is no funding commitment agreement between us and the Lender. As described in Note 9, on July 15, 2015 the Master Fund borrowed an additional $5.0 million from the Lender to to meet its liquidity requirements.
Our outstanding borrowings as of June 30, 2015 were as follows:

	As of June 30, 2015
($ in thousands)	Principal Amount Outstanding	Remaining Years Until Maturity
Promissory note entered into May 28, 2015(1)	$10,000	0.5
Promissory note entered into June 10, 2015(1)	10,000	0.5
Total promissory notes	$20,000	0.5
_______________________
(1)     Promissory notes with the Lender. Subject to repayment in 120 days upon written notice.
We may from time to time enter into additional debt credit facilities to repay the Promissory Notes and to increase the amount of our borrowings as our equity capital foundation increases. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such financing arrangements. Under the 1940 Act we are required to maintain a minimum asset coverage ratio (total assets-to-senior securities) of 200%.
Critical Accounting Policies
Valuation of Investments
Our investments consist primarily of investments in senior and subordinated debt of private U.S. companies and are presented in our unaudited financial statements at fair value. See Note 3, in the accompanying unaudited financial statements for more information on our investments. As described more fully in Note 2 and Note 4 in our accompanying unaudited financial statements, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and the consistent application of, the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of our Advisors and an independent third-party valuation firm.
We utilize valuation techniques that use unobservable inputs and assumptions in determining the fair value of our investments classified as Level 3. For senior debt and subordinated debt categorized as Level 3 investments, we initially value the investment at its initial transaction price and subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes) and/or (ii) valuation models. Valuation models are based on EBITDA multiples to determine enterprise value and debt multiple ratios. where the key inputs are based on relative value analysis of similar credit investments issued by similar portfolio companies. The valuation techniques used by us for other types of assets that are classified as Level 3 investments are described in Note 2 to our accompanying unaudited financial statements. The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and other assumptions.
We and our board of trustees conduct our fair value determination process on a quarterly basis and any other time when a material decision regarding the fair value of our portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of these portfolio investments may differ significantly from the values that would have been determined had a readily available market value existed for such investments, and the differences could be material. Further, such investments are generally less liquid than exchange-traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.
The table below presents information on the presence of investments classified as Level 3 within the investment portfolio on June 30, 2015:

($ in thousands)	June 30, 2015
Fair value of investments classified as Level 3	$24,437
Total fair value of investment portfolio	$70,690
% of investment portfolio classified as Level 3	34.6%
% of total assets classified as Level 3	27.8%
Number of positions classified as Level 3	8
Total number of investment positions	31
% of positions classified as Level 3	25.8%
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2015 is presented in Note 4 in our accompanying unaudited financial statements, as well as, the directional impact to the investments' valuation from an increase in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of June 30, 2015, assuming all other estimates remain unchanged, would otherwise result in a $1.2 million overstatement of net change in unrealized appreciation on investments, a less than $0.1 million overstatement of the investment advisory fee payable to our Advisors, a less than $0.1 million overstatement in accrued performance-based incentive fees, a $1.1 million overstatement of our net increase in net assets resulting from operations, a $0.20 overstatement in our earnings per share, and a $0.20 overstatement of our net asset value per share.
Management Fees
See Part I. Financial Information, Note 2 within the accompanying unaudited financial statements.
New Accounting Standards
See Part I. Financial Information, Note 2 within the accompanying unaudited financial statements.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments. On February 6, 2015, we entered into an agreement with Vigilant Compliance, LLC ("Vigilant") to provide chief compliance officer services. Vigilant provides us with a member of its executive staff to serve as our chief compliance officer and to assist us in evaluating the performance and effectiveness of our compliance program pursuant to Rule 38a-1 of the 1940 Act.
On February 27, 2015, we entered into an Investment Advisory Agreement and and Administrative Services Agreement with CCA and, to a limited extent, an Investment Sub-Advisory Agreement with CCA and GPIM. See Part I. Financial Information, Note 5 in the accompanying unaudited financial statements for a more detailed description of these agreements. As of June 30,

2015 all investment advisory and performance-based fees described in the Investment Advisory and Sub-Advisory Agreements had been waived by the Advisors.
On May 28, 2015 and June 10, 2015 we entered into the Promissory Notes with the Lender. See Part I. Financial Information, Note 5 in the accompanying unaudited financial statements for a more detailed description of the Promissory Notes.
If the Investment Advisory Agreement or Investment Sub-Advisory Agreement is terminated, our costs may increase under any replacement investment advisory agreement that we subsequently enter into. We would also likely incur expenses in identifying and evaluating candidates to provide the services we expect to receive under the Investment Advisory Agreement, Administrative Services Agreement and/or Investment Sub-Advisory Agreement. Any replacement investment advisory or sub-advisory agreement would also be subject to approval by our shareholders.
Related Party Transactions
We have entered into agreements with CCA, and certain of its affiliates, and GPIM whereby, we agree to pay certain fees to, and to reimburse certain expenses of, these affiliates for investment advisory services, capital market services, and investment-related and administrative costs incurred on our behalf, and we have entered into the Promissory Notes with the Lender, CCA's immediate parent. See Part I. Financial Information, Note 5 in the accompanying unaudited financial statements for a discussion of the related party transactions, fee and reimbursement agreements, and interest payment obligations.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2015, we had unfunded commitments totaling $2.9 million. See Part I. Financial Information, Note 6 in the accompanying unaudited financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash, marketable securities, and borrowing capacity to fund such commitments should the need arise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 86.2% of our investments, or approximately $62.5 million measured at par value, are subject to variable interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest rates for our debt investments particularly to the extent that we hold variable rate debt investments, and (ii) value declines for fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5 in the accompanying unaudited financial statements.
Based on our statement of assets and liabilities as of June 30, 2015, the following table shows the approximate annualized increase (decrease) in components of (i) interest income from our investment portfolio and (ii) interest expense on our floating rate borrowings, directly resulting from hypothetical base rate changes in base rate interest rates (i.e. LIBOR), assuming no changes in the composition of our investment portfolio and capital structure:

	Interest	Interest	Net Increase
Basis points (bps) increase ($ in thousands)	Income	Expense	(Decrease)
+ 50 bps	$5	$(100)	$(95)
+ 100 bps	157	(200)	(43)
+ 150 bps	434	(300)	134
+ 200 bps	711	(400)	311

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2015 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings - None

Item 1A. Risk Factors
As of June 30, 2015, there have been no material changes from the risk factors set forth in our Form 10 dated and filed with the SEC on June 2, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.
Item 3. Default Upon Senior Securities - None

Item 5. Other Information - None

Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND

August 14, 2015	/s/ Trevor P. Bond
Date:	TREVOR P. BOND
Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	/s/ Paul S. Saint-Pierre
Date:	PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

3.1	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-Q as filed on May 14, 2015.)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 10-Q as filed on May 14, 2015.)

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

10.5
Dealer Manager Agreement by and between the Registrant, Carey Credit Income Fund 2016 T and Carey Financial, LLC (Incorporated by reference to Exhibit 99(h)(1) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-19882) filed on July 17, 2015.)

10.6	Form of Promissory Note by and between the Registrant and W.P. Holdco LLC. (Filed herewith.)

10.7	Amendment No. 1 to the Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Filed herewith.)

24
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

32
Certification of Chief Executive Officer and Chief Financial Officer of Carey Credit Income Fund, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)