Form 10-Q
period 2015-09-30
Carey Credit Income Fund
filed 2015-11-16
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common shares of the Registrant outstanding as of November 12, 2015 was 5,563,677.

CAREY CREDIT INCOME FUND

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; and the performance of our investments. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. “Risk Factors” of our Form 10 that was filed on June 2, 2015 (File No. 000-55312) and Part II. Item 1A. of this Report.
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the unaudited financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CAREY CREDIT INCOME FUND
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Investments at fair value (amortized cost of $74,048 and $0, respectively)	$70,825	$—
Cash	4,132	50,000
Interest and dividend income receivable	590	—
Receivable for investments sold	1,254	—
Prepaid and deferred expenses	59	—
Total assets	$76,860	$50,000

Liabilities
Promissory notes payable to related party	$28,000	$—
Payable for investments purchased	735	—
Accrued interest payable to related party	29	—
Trustee fees payable	21	—
Other accounts payable, accrued expenses and other liabilities	339	—
Total liabilities	29,124	—
Commitments and contingencies (see Note 6)
Net Assets	47,736	50,000

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 common shares authorized, 5,555,556 common shares issued and outstanding at September 30, 2015 and December 31, 2014	6	6
Paid-in-capital in excess of par value	49,994	49,994
Undistributed net investment income	995	—
Undistributed net realized gain/(loss)	(36)	—
Accumulated net unrealized appreciation/(depreciation) on investments	(3,223)	—
Net assets	$47,736	$50,000
Net asset value per common share	$8.59	$9.00
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Investment Income
Interest income	$1,250	$1,732
Dividend income	36	62
Fee income	28	28
Total investment income	1,314	1,822

Operating Expenses
Interest expense (related party)	81	100
Administrative services	20	41
Investment advisory fee	399	843
Performance-based incentive fee	(40)	—
Custody services	6	16
Trustee fees	49	49
Professional services	126	403
Insurance	37	89
Other expenses	—	1
Total expenses before investment advisory and performance-based incentive fees waiver	678	1,542
Investment advisory and performance-based incentive fees waiver	(359)	(843)
Net expenses	319	699
Net investment income	995	1,123

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(37)	(36)
Net change in unrealized appreciation (depreciation) on investments	(3,421)	(3,223)
Net realized and unrealized gain (loss) on investments	(3,458)	(3,259)
Net increase (decrease) in net assets resulting from operations	$(2,463)	$(2,136)

Per common share information:
Net investment income per common share outstanding	$0.18	$0.20
Earnings (loss) per common share - basic and diluted (Note 7)	$(0.44)	$(0.39)
Weighted average common shares outstanding (basic and diluted)	5,555,556	5,555,556
Distributions per common share	$0.02	$0.02
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands)

Nine months ended
September 30, 2015
Operations
Net investment income	$1,123
Net realized gain (loss) from investments	(36)
Net change in unrealized appreciation (depreciation) on investments	(3,223)
Net increase (decrease) in net assets resulting from operations	(2,136)
Shareholder distributions
Distributions from net investment income	(128)
Distributions from net realized gain from investments	—
Net decrease in net assets from shareholder distributions	(128)
Total increase (decrease) in net assets	(2,264)
Net assets at beginning of period	50,000
Net assets at end of period	$47,736

Undistributed net investment income at end of period	$995
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

Nine months ended
September 30, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$(2,136)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Paid-in-kind dividend income	(62)
Amortization of premium/discount on investments, net	(33)
Proceeds from sales of investments	10,421
Proceeds from paydowns on investments	521
Purchase of investments	(84,931)
Net realized (gain) loss on investments	36
Net change in unrealized (appreciation) depreciation on investments	3,223
(Increase) decrease in operating assets:
Interest and dividend income receivable	(590)
Receivable for investments sold	(1,254)
Prepaid and deferred expenses	(59)
Increase in operating liabilities:
Payable for investments purchased	735
Accrued interest payable to related party	29
Trustee fees payable	21
Other accounts payable, accrued expenses and other liabilities	339
Net cash used in operating activities	(73,740)

Financing activities
Promissory notes payable to related party	28,000
Distributions paid	(128)
Net cash provided by financing activities	27,872

Net decrease in cash and cash equivalents	(45,868)
Cash and cash equivalents, beginning of period	50,000
Cash and cash equivalents, end of period	$4,132

Supplemental disclosure of cash flow information
Cash paid for interest	$90
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 103.0%
Acrisure, LLC		Property and casualty insurance	L+4.25%	1.00%	5/19/2022	$1,532	$1,517	$1,490	3.1%
Acrisure, LLC (Delayed Draw)		Property and casualty insurance	L+4.25%	1.00%	5/19/2022	164	162	159	0.3%
Albertsons LLC		Food and beverage	L+4.50%	1.00%	8/25/2021	546	551	547	1.1%
Asurion, LLC		Wireless	L+3.50%	0.75%	7/8/2020	1,841	1,845	1,730	3.6%
Bioplan USA, Inc.		Packaging	L+4.75%	1.00%	9/23/2021	249	213	215	0.5%
Ceridian HCM Holding Inc.		Consumer cyclical services	L+3.50%	1.00%	9/15/2020	2,650	2,631	2,519	5.3%
Data Device Corp		Aerospace/defense	L+6.00%	1.00%	7/15/2020	4,988	4,928	4,975	10.4%
Hub International Holdings Inc.		Property and casualty insurance	L+3.00%	1.00%	10/2/2020	2,885	2,882	2,826	5.9%
Implus Footcare, LLC		Consumer products	L+6.00%	1.00%	4/30/2021	4,987	4,918	4,918	10.3%
Mavis Tire Supply Corp		Automotive	L+5.25%	1.00%	11/2/2020	2,993	2,948	2,950	6.2%
Med Intermediate (MyEyeDr)		Retailers	L+6.25%	1.00%	8/14/2021	3,944	3,905	3,905	8.2%
Med Intermediate (MyEyeDr) (Delayed Draw)	(7)	Retailers	L+6.25%	1.00%	8/14/2021	956	181	172	0.4%
Micro Focus International, Plc.	UK(9)(10)	Technology	L+4.25%	1.00%	11/19/2021	1,602	1,612	1,604	3.4%
Mitel US Holdings, Inc.	CN(9)(10)	Wirelines	L+4.50%	1.00%	4/29/2022	1,546	1,561	1,540	3.2%
National Technical Systems, Inc		Aerospace/defense	L+6.00%	1.00%	6/14/2021	4,235	4,184	4,193	8.8%
National Technical Systems, Inc (Delayed Draw)	(7)	Aerospace/defense	L+6.00%	1.00%	6/14/2021	765	—	(8)	—%
Noranda Aluminum Acquisition Corp		Metals and mining	L+4.50%	1.25%	2/28/2019	1,562	1,460	1,079	2.3%
P.F. Changs China Bistro, Inc.		Restaurants	L+3.25%	1.00%	7/2/2019	1,907	1,894	1,879	3.9%
Ryan LLC		Finance companies	L+5.75%	1.00%	8/7/2020	2,271	2,238	2,251	4.7%
Taxware, LLC		Consumer products	L+6.50%	1.00%	4/1/2022	4,289	4,248	4,249	8.9%
TIBCO Software Inc		Technology	L+5.50%	1.00%	12/4/2020	1,736	1,745	1,723	3.6%
Univision Communications		Media entertainment	L+3.00%	1.00%	3/1/2020	997	999	992	2.1%
ZEP Inc.		Chemicals	L+4.75%	1.00%	6/27/2022	3,242	3,226	3,242	6.8%
Sub Total Senior Secured Loan - First Lien						$51,887	$49,848	$49,150	103.0%

CAREY CREDIT INCOME FUND
SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

September 30, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets

Senior Secured Loans - Second Lien - 10.9%
Genoa Healthcare		Healthcare	L+7.75%	1.00%	5/1/2023	$500	$495	$500	1.0%
TransFirst Holdings Inc.		Consumer cyclical services	L+8.00%	1.00%	11/11/2022	4,770	4,712	4,721	9.9%
Sub Total Senior Secured Loans - Second Lien						$5,270	$5,207	$5,221	10.9%

Senior Secured Bonds - 27.3%
BreitBurn Energy Partners LP	(10)	Independent energy	9.25%		5/18/2020	$3,250	$3,160	$2,535	5.3%
Carrols Restaurant Group, Inc.	(10)	Restaurants	8.00%		5/1/2022	2,500	2,550	2,631	5.5%
Eagle Parent, Inc.		Technology	L+8.25%	1.00%	5/21/2023	5,000	4,852	4,857	10.2%
SandRidge Energy, Inc.	(10)	Independent energy	8.75%		6/1/2020	1,000	1,000	606	1.3%
Terraform Global Operating LLC	(10)	Electric	9.75%		8/15/2022	3,000	2,873	2,400	5.0%
Sub Total Senior Secured Bonds						$14,750	$14,435	$13,029	27.3%

Subordinated Debt - 5.8%
StandardAero		Aerospace/defense	10.00%		7/15/2023	$1,000	$987	$990	2.1%
TIBCO Software Inc	(11)	Technology	11.38%		12/1/2021	1,750	1,759	1,746	3.7%
Sub Total Subordinated Debt						$2,750	$2,746	$2,736	5.8%

Equity / Other - 1.4%
BreitBurn Energy Partners LP - Series B Preferred Units	(8)(10)	Independent energy	8.00%			242	$1,812	$689	1.4%
Sub Total Equity / Other						242	$1,812	$689	1.4%
TOTAL INVESTMENTS - 148.4%							$74,048	$70,825	148.4%

CAREY CREDIT INCOME FUND
SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"); non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. The base rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of September 30, 2015, which ranged between 0.193% for 1-month LIBOR to 0.851% for 12-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan whereby some or all of the investment commitment is undrawn as of September 30, 2015 (see Note 6).

(8)
The monthly preferred dividend on this investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities. All dividend payments in the current period have been paid with the issuance of additional shares of preferred stock.

(9)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(10)	The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of September 30, 2015, 84% of total assets represented qualifying assets.

(11)	Investment position or portion thereof unsettled as of September 30, 2015.

Abbreviations:
CN = Canada
UK = United Kingdom
LIBOR (L) = London Interbank Offered Rate
PIK = Payment-In-Kind
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Carey Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the 1940 Act. The Master Fund commenced investment operations on April 2, 2015.
The Master Fund is externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission (“SEC”). CCA also provides the administrative services necessary for the operation of the Master Fund.
The Master Fund serves as the master fund in a master/feeder fund structure. The Master Fund will sell its common shares to one or more affiliated feeder funds in a continuous series of private placement transactions.
Note 2. Significant Accounting Policies
Basis of Presentation
The Master Fund's interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements as stipulated in Articles 6 and 10 of Regulation S-X under the Securities Act of 1933 and therefore do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results of operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
Reclassifications
Certain amounts in the prior period's financial statements have been reclassified to conform to the presentation for the nine months ended September 30, 2015, with no effect on our financial condition, results of operations or cash flows.
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
Cash
Cash consists of demand deposits held at a major U.S. financial institution and the amount recorded on the statements of assets and liabilities exceeds the Federal Deposit Insurance Corporation insured limit. Management believes the credit risk related to its demand deposits is minimal.
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

Notes to Financial Statements (Unaudited)

Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short-term investment funds, and foreign currency are generally included in Level 1. The Master Fund does not adjust the quoted price for these investments.
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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund’s board of trustees is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the board of trustees, based on, among other things, the input of the Master Fund’s Advisors and management, its audit committee, and independent third-party valuation firms. The Master Fund and the board of trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.
The valuation techniques used by the Master Fund for the assets and liabilities that are classified as Level 3 in the fair value hierarchy are described below.
Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are valued at initial transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) enterprise value coverage analysis, and/or (iii) valuation models. Valuation models may be based on investment yield analysis and discounted cash flow techniques, where the key inputs include risk-adjusted discount rates and required rates of return, based on the analysis of similar debt investments issued by similar issuers.
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. An illiquidity discount may be applied where appropriate.

The Master Fund utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Master Fund’s investments classified and valued as Level 3 in the valuation hierarcy, are described in Note 4. The unobservable inputs and assumptions may differ by asset and in the application of the Master Fund’s valuation methodologies. The reported fair value estimates could vary materially if the Master Fund had chosen to incorporate different unobservable pricing inputs and assumptions.
The determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of investments may differ materially from the values that would have been determined had a readily available market value existed for such investments. Further, such investments are generally less liquid than publicly traded securities. If the Master Fund was required

Notes to Financial Statements (Unaudited)

to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Master Fund could realize significantly less value than the value recorded by the Master Fund.
Security Transactions and Realized/Unrealized Gains or Losses
    Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale and (ii) the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily measure the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the statements of operations.
Interest Income
Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Loan origination, closing, and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.
Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation or the option at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
If the portfolio company's valuation indicates the value of the PIK security is not sufficient to cover the contractual PIK interest, the Master Fund will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Master Fund determines it is not collectible.
Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on non-accrual status. Interest payments received on debt securities on non-accrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on non-accrual status are restored to accrual status when past due principal and interest are paid and, in management’s judgment, such securities are likely to remain current on interest payment obligations. The Master Fund may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.
Dividend Income
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Master Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
In their role as the Master Fund’s investment advisors, CCA, GPIM, or their affiliates may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Advisors are obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in co-investment transactions and originated investments. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements, and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.

Notes to Financial Statements (Unaudited)

Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 5. The two components of performance-based incentive fees will be combined and expensed in the statements of operations and accrued in the statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized gains unless and until such unrealized gains are actually realized.
Organization and Offering Expenses
Organization expenses will be expensed on the Master Fund's statement of operations. Continuous offering expenses will be capitalized on the Master Fund's statements of assets and liabilities as deferred offering expenses and expensed to the Master Fund's statement of operations over a 12-month period.
Distributions
Distributions to the Master Fund's common shareholders are periodically declared by its board of trustees and recognized as a liability on the record date.
Earnings per Common Share
Earnings per common share is calculated based upon the weighted average number of common shares outstanding during the reporting period.
Federal Income Taxes
The Master Fund intends to elect to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it timely distributes dividends out of assets legally available for distributions to its shareholders of an amount generally at lest equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
The Master Fund is generally subject to nondeductible federal excise taxes if it does not distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (i.e., capital gains in excess of capital losses), adjusted for certain ordinary losses, for the one-year period generally ending on October 31 of the calendar year and (iii) any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Master Fund paid no federal income tax. The Master Fund may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of taxable ordinary income and capital gains.
New Accounting Standard
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"), which requires that loan costs related to a recognized debt liability be presented in the statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Master Fund has elected early adoption of ASU 2015-03 as of the commencement of its investment operations on April 2, 2015 and there is no impact to its financial statements.

Notes to Financial Statements (Unaudited)

Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of September 30, 2015 with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	September 30, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$49,848	$49,150	69.4%	103.0%
Senior secured loans - second lien	5,207	5,221	7.4	10.9
Senior secured bonds	14,435	13,029	18.4	27.3
Total senior debt	$69,490	$67,400	95.2%	141.2%
Subordinated debt	2,746	2,736	3.9	5.8
Equity / other	1,812	689	0.9	1.4
Total investments	$74,048	$70,825	100.0%	148.4%
As of September 30, 2015, approximately 4.3% of the investment portfolio at amortized cost and 4.4% of the investment portfolio measured at fair value respectively were invested in portfolio companies with foreign domiciles, specifically Canada and the United Kingdom.
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2015 (with corresponding percentages of total portfolio investments at fair and net assets) (in thousands).

	September 30, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Aerospace/defense	$10,099	$10,150	14.3%	21.3%
Technology	9,968	9,930	14.0	20.8
Consumer products	9,166	9,167	12.9	19.3
Consumer cyclical services	7,343	7,240	10.2	15.2
Restaurants	4,444	4,510	6.4	9.4
Property and casualty insurance(1)	4,561	4,475	6.3	9.4
Retailers	4,086	4,077	5.8	8.5
Independent energy	5,972	3,830	5.4	8.0
Chemicals	3,226	3,242	4.6	6.8
Automotive	2,948	2,950	4.2	6.2
Electric	2,873	2,400	3.4	5.0
Finance companies	2,238	2,251	3.2	4.7
Wireless	1,845	1,730	2.4	3.6
Wirelines	1,561	1,540	2.2	3.2
Metals and mining	1,460	1,079	1.5	2.3
Media entertainment	999	992	1.4	2.1
Food and beverage	551	547	0.8	1.1
Healthcare	495	500	0.7	1.0
Packaging	213	215	0.3	0.5
Total	$74,048	$70,825	100.0%	148.4%
______________

(1)	Portfolio companies in this category represent insurance brokers and are not classified as insurance companies.

Notes to Financial Statements (Unaudited)

Note 4. Fair Value of Financial Instruments
The following table presents the segmentation of the investment portfolio, as of September 30, 2015 according to the fair value hierarchy as described in Note 2 (in thousands).

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$28,771	$20,379	$49,150
Senior secured loans - second lien	—	5,221	—	5,221
Senior secured bonds	—	5,637	7,392	13,029
Total senior debt	—	39,629	27,771	67,400
Subordinated debt	—	2,736	—	2,736
Equity / other	—	—	689	689
Total	$—	$42,365	$28,460	$70,825
Percentage	—%	59.8%	40.2%	100.0%
Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for investments which are recorded at fair value as of September 30, 2015 (dollars in thousands).

September 30, 2015
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	7	$20,379	Market comparables	EBITDA multiple	9.0x - 15.8x (11.8x)	Increase
Senior secured bonds	2	7,392	Market quotations(5)	Broker quote	78.00	Increase
			Market comparables	EBITDA multiple	13.8x	Increase
equity / other	1	689	Market and income approach	Company specific risk premium	23.0%	Decrease
				Option Value per Share	$0.24	Increase
Total	10	$28,460
______________

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

(5)
The Master Fund generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds . Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Advisors in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors.

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

Notes to Financial Statements (Unaudited)

The following tables present a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of July 1, 2015	$13,368	$—	$8,295	$998	$1,776	$24,437
Additions (1)	7,041	—	—	—	36	7,077
Net change in unrealized appreciation (depreciation) (3)	(7)	—	(909)	—	(1,123)	(2,039)
Sales or repayments (4)	(31)	—	—	—	—	(31)
Net discount accretion	8	—	6	—	—	14
Transfers out of Level 3 (5)	—	—	—	(998)	—	(998)
Fair value balance as of September 30, 2015	20,379	—	7,392	—	689	28,460
Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2015	$(7)	$—	$(909)	$—	$(1,123)	$(2,039)

	Nine Months Ended September 30, 2015
($ in thousands)	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2015	$—	$—	$—	$—	$—	$—
Additions (1)	20,405	—	8,003	—	1,812	30,220
Net change in unrealized appreciation (depreciation) (3)	(6)	—	(621)	—	(1,123)	(1,750)
Sales or repayments (4)	(31)	—	—	—	—	(31)
Net discount accretion	11	—	10	—	—	21
Fair value balance as of September 30, 2015	20,379	—	7,392	—	689	28,460
Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2015	$(6)	$—	$(621)	$—	$(1,123)	$(1,750)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Reserved. Included in net realized gain from investments in the statements of operations.

(3)	Included in net change in unrealized appreciation on investments in the statements of operations.

(4)	Includes principal payments/paydowns on debt investments, proceeds from sales of investments and distributions received on equity investments classified as return of capital, if any.

(5)	For the three months ended September 30, 2015, one investment was transferred from Level 3 to Level 2 as it was picked up by one or more independent pricing services.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying values of promissory notes payable approximate their fair values and the promissory notes are considered to be classified as Level 3 liabilities in the fair value hierarchy.

Notes to Financial Statements (Unaudited)

Note 5. Related Party Agreements and Transactions
CCA, certain of CCA's affiliates, and GPIM, may receive compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities, administrative services and organizing the Master Fund, (iii) capital markets services in connection with the raising of equity capital for feeder funds affiliated with the Master Fund, and (iv) lending capital to the Master Fund. In the nine months ended September 30, 2015, the Advisors and their affiliates did not receive any compensation or expense reimbursements for investment advisory services or capital markets services from the Master Fund.
All of the Master Fund’s executive officers, except its chief executive officer and chief compliance officer, also serve as executive officers of CCA. Its chief executive officer also serves as chief executive officer of WPC, CCA's ultimate parent. The Master Fund is also affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T") and Carey Credit Income Fund - I ("CCIF-I"), two feeder funds whose registration statements to issue $1 billion in common shares became effective on July 24, 2015 and July 31, 2015, respectively. The membership of the boards of trustees for the Master Fund, CCIF 2016T, and CCIF-I are identical. The feeder funds intend to invest substantially all of the proceeds from the public offering of their common shares in the acquisition of the Master Fund's common shares.
Capital Contributions and Ownership
On December 19, 2014, the Master Fund entered into capital contribution agreements for the sale of (i) 2,777,778 common shares to CCA for consideration of $25.0 million and (ii) 2,777,778 common shares to a related party affiliate of GPIM for consideration of $25.0 million. CCA and the GPIM affiliate may periodically receive distributions related to their ownership of common shares.
Investment Advisory Agreements and Compensation of the Advisors
On February 27, 2015, the Master Fund entered into (i) an investment advisory agreement (the "Investment Advisory Agreement") with CCA and (ii) an investment sub-advisory agreement (the "Investment Sub-Advisory Agreement") with CCA and GPIM. Under the Investment Advisory Agreement, the Master Fund agreed to pay CCA an investment advisory fee consisting of two components: (i) a management fee and (ii) a performance-based incentive fee. Under the Investment Sub-Advisory Agreement CCA directly compensates GPIM for its investment sub-advisory services. In addition, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
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

(i)
The incentive fee on income is paid quarterly, if earned; it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital, and

(ii)
The incentive fee on capital gains is paid annually, if earned; it is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis from inception, and (B) the aggregate amount, if any, of previously paid incentive fees on capital gains.

All fees are computed in accordance with a detailed fee calculation methodology as approved by the board of trustees. On February 27, 2015, CCA permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement until the day before any feeder fund initially acquires Master Fund's common shares.
Administrative Services Agreement
On February 27, 2015, the Master Fund entered into an administrative services agreement with CCA, and subsequently amended on August 10, 2015, (the "Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the Administrator, performs and oversees the Master Fund's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, CCA assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional

Notes to Financial Statements (Unaudited)

services rendered by others. For providing these services, facilities, and personnel, the Master Fund will reimburse CCA the allocable portion of overhead and other expenses incurred by CCA in performing its obligations under the Administrative Services Agreement. The Master Fund has no obligation to reimburse CCA for any services or other expenses incurred directly by CCA or its affiliates, excluding any expenses of third-party service providers incurred by CCA or its affiliates on the Master Fund's behalf, prior to the initial common shares subscription closing date of the first feeder fund to commence operations.
Dealer Manager Agreement
On July 17, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") and CCIF 2016 T. The Dealer Manager is an affiliate of CCA. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's public offering of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The feeder funds, not the Master Fund, are responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement.
Promissory Notes
Our board of trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate, at an interest rate equal to the interest rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating investment acquisitions. Any such loans may be made solely at the discretion of WPC's management.
On May 28, 2015, June 10, 2015, July 15, 2015 and September 30, 2015, the Master Fund, as borrower, entered into a series of promissory notes (the "Promissory Notes") with WPC Holdco LLC, a wholly-owned subsidiary of WPC and the direct parent of CCA (the "Lender"), to borrow, on an unsecured basis, $10.0 million, $10.0 million, $5.0 million and $3.0 million, respectively. The floating interest rate on the borrowed amounts is one-month LIBOR plus 1.10%. The nominal interest rates for these borrowings were within a range of 1.285% - 1.309% during the reporting period. The unpaid principal balance and accrued interest thereon is due and payable on December 30, 2015. The Lender earned interest of $0.1 million in the nine months ending on September 30, 2015.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the O&O Agreement") with CCA and GPIM. Under the O&O Agreement the Master Fund will reimburse CCA and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's common shares to affiliated feeder funds. Any such reimbursements will not exceed actual expenses incurred by the Advisors and their affiliates and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's common shares, without recourse against or reimbursement by the Master Fund.
Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2015
The following table presents the related party fees and expenses for the three and nine months ended September 30, 2015 (in thousands):

		Three Months Ended	Nine Months Ended
Related Party	Source Agreement & Description	September 30, 2015	September 30, 2015
CCA	Administrative Services Agreement - expense reimbursement	$—	$148
WPC Holdco LLC	Promissory Notes - interest	81	100
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the Administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of September 30, 2015, management believes that the risk of incurring any losses for such indemnifications are remote.

Note 6. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2015, the Master Fund’s unfunded commitments consisted of the following (in thousands):

Category / Portfolio Company (1)	September 30, 2015
Unfunded Delayed Draw Loans:
Med Intermediate (MyEyeDr)	$774
National Technical Systems, Inc.	765
Total Unfunded Commitments	$1,539
______________________

(1)	May be commitments to one or more entities affiliated with the named portfolio company.
As of September 30, 2015, the Master Fund’s unfunded delayed draw loans have incurred a decrease in fair value of less than $0.1 million, which is recorded on the schedule of investments and included in investments at fair value in the statements of assets and liabilities.
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings per common share) for the the three and nine months ended September 30, 2015 (dollars in thousands, except per share data).

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Net increase (decrease) in net assets resulting from operations	$(2,463)	$(2,136)
Weighted average shares outstanding	5,555,556	5,555,556
Earnings Per Common Share - basic and diluted (1)	$(0.44)	$(0.39)
______________________

(1)	Earnings per common share, both basic and diluted, were equivalent in the periods because there were no common share equivalents outstanding in the periods.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per common share data and financial ratios have been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2015 (in thousands, except share and per share amounts):

Nine months ended
September 30, 2015
PER COMMON SHARE OPERATING PERFORMANCE(1)
Net asset value, beginning of period	$9.00
Net investment income	0.20
Net realized and unrealized gains (losses) (2)	(0.59)
Net decrease resulting from operations	(0.39)
Distributions to common shareholders
Distributions from net investment income (3)	(0.02)
Distributions from realized gains (3)	—
Net decrease resulting from distributions	(0.02)
Net asset value, end of period	$8.59

INVESTMENT RETURNS
Total investment return (4)	(4.33)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$47,736
Average net assets (5)	$49,722
Common shares outstanding, end of period	5,556
Weighted average shares outstanding	5,556

Ratios-to-average net assets:(5)
Net investment income	2.26%
Total expenses (excluding management fee waiver)	3.10%
Effect of investment advisory and performance-based incentive fees waiver	(1.69)%
Net expenses	1.41%

Weighted average outstanding borrowings (5)	$12,000
Portfolio turnover rate (6)	27%
Asset coverage ratio (7)	2.71
_____________________

(1)	The per common share data was derived by using the weighted average common shares outstanding during the period.

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

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 9. Distributions
The board of trustees declared two distributions in the three months ended September 30, 2015, as summarized below (in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Common Share	Cash Distribution
8/10/2015	6/30/2015	8/14/2015	$0.020	$128
9/18/2015	10/1/2015	10/2/2015	0.135	750
			$0.155	$878
On a GAAP basis, net investment income was the sole source of the distribution paid on August 14, 2015.
Note 10. Subsequent Events
On October 8, 2015 the Master Fund began selling its common shares to the feeder funds.
On October 21, 2015, the Master Fund borrowed $5.0 million from the Lender, bringing total borrowings to $33.0 million as of the same date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on the unaudited financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine month periods ended September 30, 2015. The amounts as of December 31, 2014 included in the unaudited financial statements have been derived from the audited financial statements as of that date. This information should be read in conjunction with the accompanying unaudited financial statements and the notes thereto, as well as the audited statement of assets and liabilities and notes thereto as of December 31, 2014 included in our amended Form 10 most recently filed with the SEC on June 2, 2015. Unless otherwise noted, the terms "we," "us," "our," and "Master Fund" refer to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements in Item 1 unless otherwise defined herein.
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
We primarily focus on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, and senior secured bonds. In some circumstances, the secured lien could be subordinated to the claims of other creditors.

•
Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•
Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or inconstant dividends, and realized gains on dispositions of such investments.

The level of our investment activity can and does vary substantially from period to period depending on many factors, including: the demand for capital from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, the amount of equity capital we raise from the sale of our common shares, and the amount of capital we may borrow.
We acquire our portfolio investments through the following investment access channels:

•
Direct Originations: We source originated investments through the relationship networks of our Advisors. Such investments are originated or structured for us or made by us and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuances: We also participate in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors. These transactions are typically originated and arranged by other investment intermediaries other than our Advisors.

•
Secondary Market Transactions: In certain circumstances we will also invest in broadly syndicated loans, high yield notes and bonds, and other investments that are generally owned by a wide range of investors and made available through various trading markets.

Revenues
We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have expected maturities of three to eight years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed rates and floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the respective maturity dates. In addition, we may generate revenue in the form of dividends from preferred and common equity investments, amortization of original issue discount, prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.
Operating Expenses
Our primary operating expenses include an investment advisory fee and, depending on our operating results, a performance-based incentive fee, interest expense, administrative services, custodian and accounting services, other third-party professional services and expenses, organizational expenses and amortization of deferred offering expenses. The investment advisory and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing, and monitoring our investments. For the period ending September 30, 2015, the Advisors have waived all investment advisory and performance-based incentive fees.
Financial and Operating Highlights
The following tables present financial and operating highlights as of September 30, 2015 and December 31, 2014, and for the nine months ended September 30, 2015 (in thousands, except per share amounts):

	September 30, 2015	December 31, 2014
Total assets	$76,860	$50,000
Adjusted total assets (total assets net of payable for investments purchased)	$76,125	$50,000
Investments in portfolio companies, at fair value	$70,825	$—
Borrowings	$28,000	$—
Net assets	$47,736	$50,000
Net asset value per share	$8.59	$9.00
Leverage ratio (borrowings/adjusted total assets)	37%	—

Nine months ended
September 30, 2015
Average net assets	$49,722
Average borrowings	$12,000
Cost of investments purchased	$84,931
Sale of investments	$10,421
Principal payments	$521
Net investment income	$1,123
Net realized loss on investments	$(36)
Net change in unrealized depreciation on investments	$(3,223)
Net decrease in net assets resulting from operations	$(2,136)
Total distributions	$128
Net investment income per common share	$0.20
Earnings per common share - basic and diluted	$(0.39)
Distributions per common share	$0.02
Portfolio and Investment Activity for the Nine Months ended September 30, 2015
We commenced investment operations on April 2, 2015. Within the nine month period ended September 30, 2015, initial investment activity was primarily concentrated in sourcing debt investments through primary issuance channels (57.1%) and the remainder was through secondary market channels (i.e. syndicated investments).

The following table summarizes our investment activity for the nine months ended September 30, 2015 (dollars in thousands):

Nine Months Ended
September 30, 2015
Investment activity segmented by access channel:
Direct originations	—
Primary issuance	$48,520
Secondary market transactions	36,411
Total investment activity	84,931
Investments sold or repaid	(10,943)
Net investment activity	$73,988

Portfolio companies, at beginning of period	—
Number of added portfolio companies	31
Number of exited portfolio companies	(3)
Portfolio companies, end of period	28

Number of debt investments	32
Number of equity/other investments	1
The following table presents the composition of our investment portfolio by access channel as of September 30, 2015 (dollars in thousands).

	September 30, 2015
Access Channel	Fair Value	Percentage of Portfolio
Direct originations	$—	—%
Primary issuance	$42,435	59.9
Secondary market transactions	28,390	40.1
Total	$70,825	100.0%
The following table presents selected information regarding the composition of our investment portfolio as of September 30, 2015 (dollars in thousands):

	September 30, 2015
Weighted average portfolio company EBITDA (1)	$238,855
Median annual EBITDA of portfolio companies (1)	$126,100
Weighted average purchase price of investments (2)	96.8%
Weighted average duration of debt investments (3)	0.9	years
_______________________

(1)	Based on trailing twelve months reported EBITDA. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost.

(2)	Calculated as a percentage of par value for both debt investments and preferred equity investments.

(3)
Duration is a measure of a debt investment's price sensitivity to 100 basis points ("bps") change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 basis points, then the bond price is expected to decrease by 5%.

The following table presents a summary of interest rate and maturity statistics for our debt investments based on fair value as of September 30, 2015:

Floating interest rate debt investments:	September 30, 2015
Percent of debt portfolio	84.4%
Percent of floating rate debt investments with interest rate floors	100.0%
Weighted average interest rate floor	1.0%
Weighted average coupon spread to base rate	565	bps

Fixed interest rate debt investments:
Percent of debt portfolio	15.6%
Weighted average coupon rate	9.4%
Weighted average years to maturity	6.1	years

All of our floating interest rate debt investments have base rate reset frequencies of 12 months or less with the majority resetting at least quarterly. LIBO rates ranged between 0.193% for the one-month LIBOR to 0.851% for the 12 month LIBOR on September 30, 2015. Base rate resets for floating interest rate debt investments will only result in increases in interest income when the reset base interest rate exceeds the associated interest rate floor.
The weighted average effective yields at cost of the following portions of our portfolio as of September 30, 2015 were as follows:

Weighted Effective Yields (1)
September 30, 2015
Senior secured loans - first lien	6.4%
Senior secured loans - second lien	9.5%
Senior secured bonds	9.7%
Subordinated debt	10.7%
Gross portfolio yield	7.5%
_______________________

(1)
Weighted effective yield by investment type is calculated as the effective yield of each settled investment and weighted by its base cost as compared to the aggregate base cost of all investments of that type. Effective yield is the return earned on an investment net of any discount, premium, or issuance costs.

The following table shows the maturity schedule of our debt investments based on principal amount as of September 30, 2015 (in thousands).

	September 30, 2015
Maturity Year	Principal Amount	Percentage of Portfolio
2019	$3,469	4.6%
2020	24,610	33.0
2021	19,035	25.5
2022	21,043	28.2
2023	6,500	8.7
Total	$74,657	100.0%

The following table presents the credit ratings of investments in our investment portfolio based upon the rating scale of Standard & Poor's Ratings Services, as of September 30, 2015 (in thousands):

	September 30, 2015
Standard & Poor's Rating	Fair Value	Percentage of Portfolio
BB-	$2,151	3.1%
B+	8,389	11.8
B	15,917	22.5
B-	12,201	17.2
CCC+	10,077	14.2
CCC	2,736	3.9
Not rated	19,354	27.3
Total	$70,825	100.0%
Results of Operations
We commenced investment operations on April 2, 2015. Therefore the presentation of results of operations for the nine months ended September 30, 2015 is more closely aligned with the results of operations for the six months ended September 30, 2015. There are no comparative three and nine month periods ended September 30, 2014. Investment advisory and performance-based incentive fees were waived throughout the nine month period ending September 30, 2015.

Operating results for the three and nine months ended September 30, 2015 were as follows (in thousands):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Total investment income	$1,314	$1,822
Net expenses	319	699
Net investment income	995	1,123
Net realized loss from investments	(37)	(36)
Net change in unrealized depreciation on investments	(3,421)	(3,223)
Net decrease in net assets resulting from operations	$(2,463)	$(2,136)

Investment Income
Investment income consisted of the following components for the three and nine months ended September 30, 2015 (in thousands):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Interest income	$1,250	$1,732
Dividend income	36	62
Fee income	28	28
Total investment income	$1,314	$1,822
Interest and dividend income was driven by the commencement of investment operations on April 2, 2015. For the three months ended September 30, 2015, the unleveraged annualized yield on average gross assets was approximately 6% versus an unleveraged annualized yield on average gross assets of approximately 3% for the three months ended June 30, 2015. The quarter-over-quarter increase in the unleveraged annualized yield is representative of the fact that more of our capital available for investment was deployed throughout the period in income-producing investments. All of the dividend income consisted of PIK dividends on preferred stock.

Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2015 (in thousands):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Interest expense (related party)	$81	$100
Administrative services	20	41
Investment advisory fee	399	843
Performance-based incentive fee	(40)	—
Custody services	6	16
Trustees fee	49	49
Professional services	126	403
Insurance	37	89
Other expenses	—	1
Total expenses before management fee waiver	678	1,542
Investment advisory and performance-based incentive fees waiver	(359)	(843)
Net expenses	$319	$699
On February 27, 2015 (the execution date for investment advisory agreements), CCA permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement until the day before any feeder fund initially acquires Master Fund's common shares.
The operating expenses presented above do not represent our normalized operations since we expect to incur the following expenses in the near term as the feeder funds become active investors in our common shares, including organization expenses, offering expenses, increases in administrative services fees and professional services, internal audit fees, transfer agent fees, and increases in interest expense in connection with credit facilities.
The composition of our administrative and professional services expenses for the three and nine months ended September 30, 2015 were as follow (in thousands):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Accounting services	$10	$20
Administration services	10	21
Total administration services	$20	$41

Audit services	$120	$248
Chief compliance officer services	7	19
Tax consulting services	5	11
Third-party valuation services	23	36
Legal services	(29)	89
Total professional services	$126	$403
Net Realized Gain (Loss) from Investments
For the three months ended September 30, 2015, we had dispositions and principal repayments of $10.3 million and $0.5 million, respectively, resulting in less than $0.1 million of realized loss. For the nine months ended September 30, 2015, we had dispositions of $10.4 million and principal repayments of $0.5 million, respectively, resulting in less than $0.1 million of realized loss.

Changes in Unrealized Appreciation and Depreciation on Investments
For the three and nine months ended September 30, 2015, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (in thousands):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Unrealized appreciation on investments	$127	$196
Unrealized depreciation on investments	(3,543)	(3,419)
Net unrealized (appreciation) depreciation reversal related to net realized gains or losses (1)	$(5)	$—
Total net change in unrealized depreciation on investments	$(3,421)	$(3,223)

Unrealized appreciation on Level 3 investments	$7	$15
Unrealized depreciation on Level 3 investments	(2,046)	(1,765)
Total net change in unrealized appreciation (depreciation) on Level 3 investments	$(2,039)	$(1,750)
______________________

(1)	Represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior period.
Accumulated unrealized depreciation totaling $3.0 million, or approximately 93.0% of the overall unrealized depreciation on investments for the nine months ended September 30, 2015, was in part driven by recent volatility in global commodity prices. These positions collectively represent 10.3% of the fair value of our portfolio.
Changes in Net Assets from Operations
For the nine months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $2.1 million. Based on the weighted average shares outstanding for the nine months ended September 30, 2015, our per share decrease in net assets from operations was $0.39.
Cash Flows for the Nine Months Ended September 30, 2015
For the nine months ended September 30, 2015, net cash used in operating activities was $73.7 million. Cash flows used in operating activities for the nine months ended September 30, 2015 was concentrated in the acquisition of investments during the the ramp up of investment operations.
Net cash provided by financing activities was $27.9 million during the nine months ended September 30, 2015, primarily represented by borrowings related to the Promissory Notes entered into with the Lender net of distributions paid to shareholders.
Reimbursement to CCA for Administrative Services
We will reimburse CCA for the administrative expenses necessary for its provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of CCA's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We will not reimburse CCA for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of CCA. We have no financial obligation to reimburse CCA for any services or other expenses incurred directly by CCA or its affiliates, excluding any expenses of third-party service providers incurred by CCA or its affiliates on our behalf, prior to the initial common shares subscription closing date of the first feeder fund. See Note 5 for a summary of reimbursable expenses as related to administrative services.
Financial Condition, Liquidity and Capital Resources
Since our inception through September 30, 2015, our primary sources of cash included (i) initial seed equity capital of $50 million, (ii) borrowed capital under promissory notes, and (iii) cash flows from interest and dividend income. In future periods we anticipate that we will generate additional cash from (i) the sale of our common shares to the related party feeder funds, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from our investments, and (iv) principal repayments and sale proceeds from our investments. Since our inception through September 30, 2015, our primary uses of cash included (i) investments in portfolio companies, (ii) payments of operating expenses, and (iii) cash distributions to our shareholders. In future periods we anticipate that we will further deploy cash into (i) investments in additional portfolio companies, (ii) payments of operating expenses, (iii) repayment of borrowings, (iv) cash distributions to our shareholders, and (v) potential periodic repurchases of our common shares.

As of September 30, 2015, we had $4.1 million in cash, $0.7 million payable for investments purchased, and $1.5 million in unfunded investment commitments. We may borrow up to an additional $22.0 million from the Lender under a series of promissory notes similar to the promissory notes described in Note 5, however, there is no funding commitment agreement between us and the Lender.
Our outstanding borrowings as of September 30, 2015 were as follows (in thousands):

	September 30, 2015
	Principal Amount Outstanding	Maturity Date
Promissory note entered into May 28, 2015 (1)	$10,000	12/30/2015
Promissory note entered into June 10, 2015 (1)	10,000	12/30/2015
Promissory note entered into July 15, 2015 (1)	5,000	12/30/2015
Promissory note entered into September 30, 2015 (1)	3,000	12/30/2015
Total promissory notes	$28,000
_______________________

(1)	Promissory notes with the Lender and due and payable on December 30, 2015.
We may from time to time enter into additional credit facilities and borrowing arrangements to repay the Promissory Notes and to increase the amount of our borrowings as our equity capital foundation increases. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such financing arrangements. We are required to maintain a minimum asset coverage ratio (total assets-to-senior securities) of 200% under the 1940 Act.
Critical Accounting Policies
Valuation of Investments
Our investments consist primarily of investments in senior and subordinated debt of private middle market U.S. companies and are presented in our unaudited financial statements at fair value. See Note 3 for more information on our investments. As described more fully in Note 2 and Note 4, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to our portfolio investments for which market quotations are not readily available, our board of trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and through the consistent application of, the valuation policy and procedures approved by our board of trustees, based on, among other things, the input of our Advisors and an independent third-party valuation firm.
We utilize valuation techniques that use unobservable inputs and assumptions in determining the fair value of our investments classified as Level 3 within the valuation hierarchy. For senior debt and subordinated debt classified as Level 3 fair value investments, we initially value the investment at its initial transaction price and subsequently value the investment using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes) and/or (ii) valuation models. Valuation models are based on EBITDA multiples to determine enterprise value and debt multiple ratios where the key inputs are based on relative value analysis of similar credit investments issued by similar portfolio companies. The valuation techniques used by us for other types of assets that are classified as Level 3 investments are described in Note 2 . The unobservable inputs and assumptions may differ by asset and in the application of our valuation methodologies. The reported fair value estimates could vary materially if we had chosen to incorporate different unobservable inputs and assumptions.
We and our board of trustees conduct our fair value determination process on a quarterly basis and any other time when a material decision regarding the fair value of our portfolio investments is required. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of these portfolio investments may differ materially from the values that would have been determined had a readily available market value existed for such investments. Further, such investments are generally less liquid than exchange-traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

The table below presents information on the presence of investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2015 (in thousands):

September 30, 2015
Investments classified as Level 3 fair value	$28,460
Total fair value of investment portfolio	$70,825
% of investment portfolio classified as Level 3 fair value	40.2%
% of total assets classified as Level 3 fair value	37.0%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2015 are presented in Note 4, as well as the directional impact to the investments' valuation from an increase in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our statement of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% overstatement of the fair value of our Level 3 investments as of September 30, 2015, assuming all other estimates remain unchanged, would result in a $1.4 million overstatement of net change in unrealized appreciation on investments, a less than $0.1 million overstatement of the investment advisory fee payable to our Advisors, a $1.3 million overstatement of our net increase in net assets resulting from operations, a $0.24 overstatement in our earnings per share, and a $0.24 overstatement of our net asset value per share.
Management Fees
See Note 2.
New Accounting Standards
See Note 2.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments. On February 6, 2015, we entered into an agreement with Vigilant Compliance, LLC ("Vigilant") to provide us with chief compliance officer services. Vigilant provides us with a member of its executive staff to serve as our chief compliance officer and to assist us in evaluating the performance and effectiveness of our compliance program pursuant to Rule 38a-1 of the 1940 Act.
On February 27, 2015, we entered into an Investment Advisory Agreement and an Administrative Services Agreement with CCA and, to a limited extent, an Investment Sub-Advisory Agreement with CCA and GPIM. See Note 5 for a more detailed description of these agreements. As of September 30, 2015 all investment advisory and performance-based incentive fees described in the Investment Advisory and Sub-Advisory Agreements had been waived by the Advisors.
On May 28, 2015, June 10, 2015, July 15, 2015 and September 30, 2015 we entered into the Promissory Notes with the Lender. See Note 5 for a more detailed description of the Promissory Notes.
On August 17, 2015, we entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with CCA and GPIM. Under the O&O Agreement we will reimburse CCA and GPIM for organization and offering costs that the Advisors incurred on our behalf. See Note 5 for a more detailed description of the O&O Agreement.
If the Investment Advisory Agreement or Investment Sub-Advisory Agreement is terminated, our costs may increase under any replacement investment advisory agreement that we subsequently enter into. We would also likely incur expenses in identifying and evaluating candidates to provide the services we expect to receive under the Investment Advisory Agreement, Administrative Services Agreement, and/or Investment Sub-Advisory Agreement. Any replacement investment advisory or sub-advisory agreement would also be subject to approval by our shareholders.
Related Party Transactions
We have entered into agreements with CCA, and certain of its affiliates, and GPIM, whereby we agree to pay certain fees to, and to reimburse certain expenses of, these affiliates for investment advisory services, capital market services, and investment-related and administrative costs incurred on our behalf, and we have entered into the Promissory Notes with the Lender, CCA's immediate parent. See Note 5 for a discussion of related party transactions, investment advisory fees, reimbursement of administrative services expenses, and lending and interest payments between related parties.

As of September 30, 2015, the Advisors have incurred organization and offering costs on behalf of the Master Fund in the approximate amount of $0.4 million. Under the terms of the O&O Agreement, the Master Fund was not obligated to reimburse the Advisors for any of these organization and offering expenses.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Because these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2015, we had unfunded commitments totaling $1.5 million. See Note 6 for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash, receivables, and borrowing capacity to fund these unfunded commitments should the need arise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 83.6% of our investments, or approximately $62.2 million measured at par value, are subject to variable interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest rates for our debt investments to the extent that we hold variable rate debt investments, and (ii) value declines for fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5.
Based on our statement of assets and liabilities and investment holdings as of September 30, 2015, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio and (ii) interest expense on our floating rate borrowings, directly resulting from hypothetical base rate changes in base rate interest rates (e.g. LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

			Net Increase
Basis Points (bps) Increase	Interest Income	Interest Expense	(Decrease)
+50 bps	$8	$(140)	$(132)
+100 bps	193	(280)	(87)
+150 bps	487	(420)	67
+200 bps	780	(560)	220

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2015 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings - None

Item 1A. Risk Factors
As of September 30, 2015, there have been no material changes from the risk factors set forth in our Form 10 dated and filed with the SEC on June 2, 2015, except for the following additional risk:
Our Sub-Advisor is party to a settlement agreement with the SEC and is subject to remedial sanctions and a cease-and-desist order.
In August 2015, our Sub-Advisor settled all matters relating to an investigation by the SEC, including matters relating to a failure to disclose a loan that a senior executive received from an advisory client. Our Sub-Advisor neither admitted nor denied the findings contained in the SEC order. In connection with implementing the settlement agreement, remedial sanctions and a cease-and-desist order have been entered against our Sub-Advisor. Additionally, the SEC censured our Sub-Advisor and ordered it to pay a $20 million civil penalty. This settlement does not impose any restrictions on our Sub-Advisor’s future business activities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.
Item 3. Default Upon Senior Securities
(a) None.
(b) Not applicable.

Item 5. Other Information - None

Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND

Date:	November 16, 2015	By:	/s/ Trevor P. Bond
TREVOR P. BOND
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2015	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

3.1	Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10 as filed on November 5, 2014.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-Q as filed on May 14, 2015.)

3.3	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 10-Q as filed on May 14, 2015.)

10.1
Investment Advisory Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.2
Investment Sub-Advisory Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.3
Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit (k)(3) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.4
Custody Agreement by and between the Registrant, Carey Credit Income Fund 2015 A, Carey Credit Income Fund 2015 T, and U.S. Bank National Association. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.5
Amended and Restated Dealer Manager Agreement by and between the Registrant, Carey Credit Income Fund 2016 T and Carey Financial, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

10.6	Form of Promissory Note by and between the Registrant and WPC Holdco LLC. (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Form 10-Q filed on August 14, 2015.)

10.7
Amendment No. 1 to the Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC.  (Incorporated by reference to Exhibit 10.7 filed with the Registrant's Form 10-Q filed on August 14, 2015.)

10.8
Form of Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit (k)(4) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File 333-198882) filed on July 17, 2015.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)