Form 10-Q
period 2016-03-31
Carey Credit Income Fund
filed 2016-05-12
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01117
CAREY CREDIT INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	47-2039472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 5, 2016 was 9,622,667.

1

CAREY CREDIT INCOME FUND

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, that was filed on March 16, 2016. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to “Note” or “Notes” throughout this Report refer to the notes to the consolidated financial statements of the registrant in Part I. Item 1. Consolidated Financial Statements (unaudited).
Unless otherwise noted, the terms “we,” “us,” “our,” and “Master Fund” refer to Carey Credit Income Fund. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $93,036 and $83,914, respectively)	$86,785	$78,226
Cash	9,374	3,380
Restricted cash	9,236	6,545
Interest and dividend income receivable	520	530
Principal receivable	9	23
Prepaid and deferred expenses	127	22
Total assets	$106,051	$88,726

Liabilities
Credit facility payable, net of financing costs	$37,158	$37,038
Payable for investments purchased	8,506	4,230
Accrued investment advisory fees	162	148
Payable to related party	34	35
Trustee fees payable	28	—
Accrued professional fees	348	450
Accounts payable, accrued expenses and other liabilities	76	121
Total liabilities	46,312	42,022
Commitments and contingencies (see Note 7. Commitments and Contingencies)
Net Assets	59,739	46,704

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 7,566,207 and 5,840,060 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	8	6
Paid-in-capital in excess of par value	65,947	52,339
Accumulated undistributed (distributions in excess of) net investment income	(107)	15
Accumulated undistributed net realized gain	142	32
Net unrealized depreciation on investments	(6,251)	(5,688)
Net assets	$59,739	$46,704
Net asset value per Common Share	$7.90	$8.00
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Investment Income
Interest income	$1,654	$—
Dividend income	37	—
Total investment income	1,691	—

Operating Expenses
Interest expense	428	—
Administrative services	25	—
Related party reimbursements	98	—
Investment advisory fee	457	90
Custody services	14	—
Trustees fees	77	—
Professional services	285	—
Insurance	36	15
Other expenses	43	—
Total expenses before investment advisory fee waiver	1,463	105
Investment advisory fee waiver	—	(90)
Net expenses	1,463	15
Net investment income (loss)	228	(15)

Realized and unrealized gain (loss) on investments:
Net realized gain on investments	110	—
Net change in unrealized depreciation on investments	(563)	—
Net realized and unrealized loss on investments	(453)	—
Net decrease in net assets resulting from operations	$(225)	$(15)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.04	$—
Loss per Common Share - basic and diluted (Note 8. Earnings Per Common Share)	$(0.04)	$—
Weighted average Common Shares outstanding (basic and diluted)	6,393,423	5,555,556
Distributions per Common Share	$0.05	$—
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share amounts)

	Three Months Ended March 31,
	2016	2015
Operations
Net investment income (loss)	$228	$(15)
Net realized gains from investments	110	—
Net change in unrealized depreciation on investments	(563)	—
Net decrease in net assets resulting from operations	(225)	(15)
Shareholder distributions:
Distributions from net investment income	(243)	—
Distributions in excess of net investment income	(107)	—
Net decrease in net assets resulting from shareholder distributions	(350)	—
Capital share transactions:
Issuance of Common Shares	13,610	—
Net increase in net assets resulting from capital share transactions	13,610	—
Total increase (decrease) in net assets	13,035	(15)
Net assets at beginning of period	46,704	50,000
Net assets at end of period	$59,739	$49,985

Capital share activity:
Common Shares outstanding at the beginning of the period	5,840,060	5,555,556
Common Shares issued from subscriptions	1,726,147	—
Common Shares outstanding at the end of the period	7,566,207	5,555,556
Distributions in excess of net investment income at end of period	$(107)	$(15)
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net decrease in net assets resulting from operations	$(225)	$(15)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	(37)	—
Amortization of premium/discount on investments, net	(74)	—
Proceeds from sales of investments	3,117	—
Proceeds from paydowns on investments	4,707	—
Purchase of investments	(16,725)	—
Net realized gains from investments	(110)	—
Net change in unrealized depreciation on investments	563	—
Amortization of deferred financing costs	114	—
Increase in operating assets:
Restricted cash	(2,691)	—
Interest and dividend income receivable	10	—
Principal receivable	14	—
Prepaid and deferred expenses	(105)	(133)
Increase in operating liabilities:
Payable for investments purchased	4,276	—
Accrued investment advisory fee	14	—
Payable to related party	(1)	148
Accrued professional fees	123	—
Trustee fees payable	28	—
Accounts payable, accrued expenses and other liabilities	(45)	—
Net cash used in operating activities	(7,047)	—

Financing activities
Issuance of Common Shares	$13,610	$—
Payment of financing costs	(219)	—
Distributions paid	(350)	—
Net cash provided by financing activities	13,041	—

Net increase in cash	5,994	—
Cash, beginning of period	3,380	50,000
Cash, end of period	$9,374	$50,000

Supplemental disclosure of cash flow information
Cash paid for interest	$313	$—
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 98.4%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,532	$1,518	$1,509	2.5%
Acrisure, LLC (Delayed Draw)	(7)(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	155	154	153	0.3%
Asurion, LLC	(12)	Telecommunications	L+3.50%	0.75%	7/8/2020	1,678	1,681	1,623	2.7%
Belk Inc.	(11)(12)	Retail	L+4.75%	1.00%	12/12/2022	4,750	4,185	4,208	7.0%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	3,576	3,042	2,992	5.0%
Ceridian HCM Holding Inc.	(12)	Services: Business	L+3.50%	1.00%	9/15/2020	2,636	2,620	2,555	4.3%
Data Device Corp	(12)	Aerospace & Defense	L+6.00%	1.00%	7/15/2020	4,962	4,907	4,950	8.3%
GlobalLogic Holdings Inc.	(11)(12)	Technology	L+5.25%	1.00%	5/31/2019	1,199	1,181	1,181	2.0%
Gogo Inc.	(10)(12)	Telecommunications	L+9.75%	1.50%	3/21/2018	1,799	1,800	1,817	3.0%
Gogo Inc.	(10)(12)	Telecommunications	L+6.50%	1.00%	3/21/2018	1,098	1,086	1,065	1.8%
Hub International Holdings Inc.	(12)	Banking, Finance, Insurance & Real Estate	L+3.00%	1.00%	10/2/2020	2,871	2,868	2,803	4.7%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,962	4,893	4,887	8.2%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	2,131	2,049	2,056	3.4%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	813	781	784	1.3%
LANDesk Software, Inc.	(11)(12)	Technology	L+4.00%	1.00%	2/25/2020	284	281	279	0.5%
Mavis Tire Supply LLC	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,977	2,937	2,924	4.9%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	3,924	3,888	3,889	6.5%
Med Intermediate (MyEyeDr) (Delayed Draw)	(12)	Retail	L+6.25%	1.00%	8/14/2021	953	944	945	1.6%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	1,000	964	915	1.5%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/19/2020	650	622	590	1.0%
National Technical Systems, Inc.	(12)	Aerospace & Defense	L+6.00%	1.00%	6/12/2021	4,214	4,166	4,075	6.8%
National Technical Systems, Inc. (Delayed Draw)	(7)	Aerospace & Defense	L+6.00%	1.00%	6/14/2021	765	—	(25)	—%
Noranda Aluminum Acquisition Corp	(12)	Metals & Mining	L+4.50%	1.25%	2/28/2019	1,558	1,470	488	0.8%
Noranda Aluminum Acquisition Corp (DIP)	(7)	Metals & Mining	L+11.00%	1.00%	11/8/2016	454	309	307	0.5%
Orica Chemicals	AU(9)(10)(11)(12)(13)	Chemicals, Plastics & Rubber	L+6.25%	1.00%	2/26/2022	499	488	489	0.9%
P.F. Changs China Bistro, Inc.	(12)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	1,897	1,885	1,809	3.0%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,596	2,511	4.2%
Pelican Products, Inc.	(11)(12)	Containers, Packaging & Glass	L+4.25%	1.00%	4/11/2020	268	235	240	0.4%
Quanex Building Products, Inc.	(10)(11)(12)	Construction & Building	L+5.25%	1.00%	11/2/2022	1,050	1,050	1,050	1.8%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,214	2,183	2,156	3.6%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

March 31, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
SolarWinds Holdings, Inc.	(12)	Technology	L+5.50%	1.00%	2/1/2023	800	760	794	1.3%
TIBCO Software Inc.	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,727	1,735	1,558	2.6%
TravelPort Worldwide	LU(9)(10)(11)(12)	Services: Consumer	L+4.75%	1.00%	9/2/2021	1,200	1,197	1,201	2.0%
Sub Total Senior Secured Loan - First Lien						63,296	$60,475	$58,778	98.4%

Senior Secured Loans - Second Lien - 21.6%
Atkore International	(12)	Metals & Mining	L+6.75%	1.00%	10/9/2021	3,925	3,454	3,640	6.1%
CTI Foods	(11)(12)	Beverage, Food & Tobacco	L+7.25%	1.00%	6/28/2021	2,400	2,196	2,196	3.7%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+7.75%	1.00%	4/28/2023	500	495	471	0.8%
LANDesk Software, Inc.	(11)(12)	Technology	L+7.25%	1.00%	2/25/2021	282	246	252	0.4%
ProQuest LLC		Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,600	1,569	1,552	2.6%
TransFirst Holdings Inc.	(12)	Technology	L+8.00%	1.00%	11/11/2022	4,770	4,713	4,794	8.0%
Sub Total Senior Secured Loan - Second Lien						13,477	$12,673	$12,905	21.6%

Senior Secured Bonds - 19.7%
BreitBurn Energy Partners LP	(10)(12)	Energy: Oil & Gas	9.25%		5/18/2020	3,250	3,168	1,332	2.2%
Epicor Software Corp.	(12)	Technology	L+8.25%	1.00%	6/1/2023	5,000	4,860	4,668	7.8%
Kinetic Concepts, Inc.		Healthcare & Pharmaceuticals	7.88%		12/31/2021	1,500	1,500	1,586	2.7%
Leaseplan Corporation	LU(9)(10)	Banking, Finance, Insurance & Real Estate	7.38%		4/15/2021	1,600	1,604	1,664	2.8%
SandRidge Energy, Inc.	(10)(12)	Energy: Oil & Gas	8.75%		6/1/2020	1,000	1,000	243	0.4%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%		8/15/2022	3,000	2,879	2,250	3.8%
Sub Total Senior Secured Bonds						15,350	$15,011	$11,743	19.7%

Subordinated Debt - 4.5%
StandardAero	(12)	Aerospace & Defense	10.00%		7/15/2023	1,000	987	955	1.6%
TIBCO Software Inc.	(12)	Technology	11.38%		12/1/2021	2,000	2,004	1,750	2.9%
Sub Total Subordinated Debt						3,000	$2,991	$2,705	4.5%

Equity / Other - 1.1%
BreitBurn Energy Partners LP	(8)(10)	Energy: Oil & Gas	8.00%			251	1,886	654	1.1%
Sub Total Equity / Other						251	$1,886	$654	1.1%
TOTAL INVESTMENTS - 145.3%	(14)						$93,036	$86,785	145.3%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of March 31, 2016, LIBO rates ranged between 0.437% for 1-month LIBOR to 0.8997% for 6-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan whereby some or all of the investment commitment is undrawn as of March 31, 2016 (see Note 7. Commitments and Contingencies).

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

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of March 31, 2016, 89% of total assets represented qualifying assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)	Investment position or portion thereof unsettled as of March 31, 2016.

(12)	Security or portion thereof was held within Hamilton and was pledged as collateral supporting the amounts outstanding under Hamilton Credit Facility as of March 31, 2016; (see Note 6. Borrowings).

(13)
The base interest rate on these investments, or a portion thereof, was 12-month LIBOR which as of March 31, 2016 was 1.2104%. The current base interest rate for these investments may be different from the reference rate on March 31, 2016.

(14)
As of March 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $0.6 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $6.8 million; the net unrealized depreciation was $6.3 million, the aggregate cost of securities for Federal income tax purposes was $93.0 million.

Abbreviations:
AU = Australia
LU = Luxembourg
LIBOR (L) = London Interbank Offered Rate

See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 118.6%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,532	$1,518	$1,473	3.2%
Acrisure, LLC (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	160	158	153	0.3%
Asurion, LLC	(12)	Telecommunications	L+3.50%	0.75%	7/8/2020	1,836	1,840	1,681	3.6%
Belk Inc.	(11)	Retail	L+4.75%	1.00%	12/12/2022	1,500	1,335	1,327	2.8%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	248	213	215	0.5%
Ceridian HCM Holding Inc.	(12)	Services: Business	L+3.50%	1.00%	9/15/2020	2,643	2,625	2,270	4.8%
Data Device Corp	(12)	Aerospace & Defense	L+6.00%	1.00%	7/15/2020	4,975	4,917	4,963	10.6%
Gogo Inc.	(10)(12)	Telecommunications	L+9.75%	1.50%	3/21/2018	1,887	1,889	1,906	4.1%
Gogo Inc.	(10)(12)	Telecommunications	L+6.50%	1.00%	3/21/2018	1,147	1,132	1,113	2.4%
Hub International Holdings Inc.	(12)	Banking, Finance, Insurance & Real Estate	L+3.00%	1.00%	10/2/2020	2,878	2,875	2,724	5.8%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,975	4,902	4,909	10.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	2,131	2,047	2,083	4.4%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	819	787	801	1.7%
Mavis Tire Supply LLC	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,985	2,943	2,944	6.3%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	3,934	3,896	3,897	8.3%
Med Intermediate (MyEyeDr) (Delayed Draw)	(12)	Retail	L+6.25%	1.00%	8/14/2021	956	946	947	2.0%
Mitel US Holdings, Inc.	CN(9)(10)(12)	Telecommunications	L+4.50%	1.00%	4/29/2022	1,542	1,556	1,527	3.3%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	1,000	962	930	2.0%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/19/2020	650	621	601	1.3%
National Technical Systems, Inc.	(12)	Aerospace & Defense	L+6.00%	1.00%	6/12/2021	4,225	4,175	4,184	9.0%
National Technical Systems, Inc. (Delayed Draw)	(7)	Aerospace & Defense	L+6.00%	1.00%	6/14/2021	765	—	(7)	—%
Noranda Aluminum Acquisition Corp	(12)	Metals & Mining	L+4.50%	1.25%	2/28/2019	1,558	1,463	806	1.7%
P.F. Changs China Bistro, Inc.	(12)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	1,902	1,890	1,817	3.9%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,594	2,551	5.5%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,243	2,210	2,184	4.7%
Taxware, LLC	(12	Technology	L+6.50%	1.00%	4/1/2022	4,278	4,239	4,326	9.3%
TIBCO Software Inc	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,731	1,740	1,578	3.4%
ZEP Inc.	(12)	Chemicals, Plastics & Rubber	L+4.75%	1.00%	6/27/2022	1,496	1,489	1,492	3.2%
Sub Total Senior Secured Loan - First Lien						58,696	$56,962	$55,395	118.6%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets

Senior Secured Loans - Second Lien - 21.8%
Atkore International	(11)(12)	Metals & Mining	L+6.75%	1.00%	10/9/2021	3,925	3,442	3,439	7.4%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+7.75%	1.00%	4/28/2023	500	495	470	1.0%
ProQuest LLC	(11)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,600	1,568	1,576	3.4%
TransFirst Holdings Inc.	(12)	Technology	L+8.00%	1.00%	11/11/2022	4,770	4,712	4,687	10.0%
Sub Total Senior Secured Loans - Second Lien						10,795	$10,217	$10,172	21.8%

Senior Secured Bonds - 20.4%
Breitburn Energy Partners LP	(10)(12)	Energy: Oil & Gas	9.25%		5/18/2020	3,250	3,164	1,966	4.2%
Epicor Software Corp.	(12)	Technology	L+8.25%	1.00%	6/1/2023	5,000	4,856	4,861	10.4%
SandRidge Energy, Inc.	(10)(12)	Energy: Oil & Gas	8.75%		6/1/2020	1,000	1,000	304	0.7%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%		8/15/2022	3,000	2,876	2,392	5.1%
Sub Total Senior Secured Bonds						12,250	$11,896	$9,523	20.4%

Subordinated Debt - 5.7%
StandardAero	(12)	Aerospace & Defense	10.00%		7/15/2023	1,000	987	993	2.1%
TIBCO Software Inc	(11)(12)	Technology	11.38%		12/1/2021	2,000	2,004	1,672	3.6%
Sub Total Subordinated Debt						3,000	$2,991	$2,665	5.7%

Equity / Other - 1.0%
Breitburn Energy Partners LP - Series B Preferred Units	(8)(10)	Energy: Oil & Gas	8.00%			246	1,848	471	1.0%
Sub Total Equity / Other						246	$1,848	$471	1.0%
TOTAL INVESTMENTS - 167.5%	(13)						$83,914	$78,226	167.5%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to LIBOR (denoted as "L"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. The base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of December 31, 2015, LIBO rates ranged between 0.430% for 1-month LIBOR to 1.178% for 12-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for the preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan whereby some or all of the investment commitment is undrawn as of December 31, 2015 (see Note 7. Commitments and Contingencies).

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

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2015, 89% of total assets represented qualifying assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

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

Abbreviations:
CN = Canada
LIBOR (L) = London Interbank Offered Rate
PIK = Payment-In-Kind

See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of March 31, 2016, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies ("ASC Topic 946").
The Master Fund's interim consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements as stipulated in Articles 6 and 10 of Regulation S-X, and therefore do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, the unaudited consolidated financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation with no effect on our financial condition, results of operations or cash flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities as of the date of the financial statements, (ii) the reported amounts of income and expenses during the reported period, and (iii) disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ materially from those estimates under different assumptions and conditions.
Cash
Cash consists of demand deposits held at a major U.S. financial institution and the amount recorded on the consolidated statements of assets and liabilities exceeds the Federal Deposit Insurance Corporation insured limit. Management believes the credit risk related to its demand deposits is minimal.
Restricted Cash
Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 6. Borrowings).

Notes to Consolidated Financial Statements (Unaudited)

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
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. An illiquidity discount may be applied where appropriate.
The Master Fund utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Master Fund’s investments classified and valued as Level 3 in the valuation hierarchy, are described in Note 4. Fair

Notes to Consolidated Financial Statements (Unaudited)

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
Dividend Income
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Master Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the equity investment.

Notes to Consolidated Financial Statements (Unaudited)

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
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 5. Related Party Agreements and Transactions. The two components of performance-based incentive fees will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized gains unless and until such unrealized gains are actually realized.
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the arrangement of the Master Fund's borrowings. These costs are presented in the consolidated statements of assets and liabilities as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense in the consolidated statements of operations over the life of the borrowings.
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
Federal Income Taxes
The Master Fund intends to elect to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of March 31, 2016 with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	March 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$60,475	$58,778	67.7%	98.4%
Senior secured loans - second lien	12,673	12,905	14.9	21.6
Senior secured bonds	15,011	11,743	13.5	19.7
Total senior debt	$88,159	$83,426	96.1%	139.7%
Subordinated debt	2,991	2,705	3.1	4.5
Equity / other	1,886	654	0.8	1.1
Total investments	$93,036	$86,785	100.0%	145.3%
As of March 31, 2016, approximately 3.5% of the investment portfolio at amortized cost and 3.9% of the investment portfolio measured at fair value were invested in portfolio companies with foreign domiciles, specifically Australia, and Luxembourg.
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
As of December 31, 2015, approximately 1.9% of the investment portfolio at amortized cost and 2.0% of the investment portfolio measured at fair value were invested in portfolio companies with foreign domiciles, specifically Canada.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2016 with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	March 31, 2016
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Technology	$15,780	$15,276	17.6%	25.5%
Aerospace & Defense	10,060	9,955	11.5	16.7
Retail	9,017	9,042	10.4	15.1
Banking, Finance, Insurance & Real Estate(1)	8,974	8,969	10.3	15.0
Utilities: Electric	7,061	6,266	7.2	10.5
Consumer Goods: Non-Durable	4,893	4,887	5.6	8.2
Services: Business	4,803	4,711	5.4	7.9
Telecommunications	4,567	4,505	5.2	7.5
Metals & Mining	5,233	4,435	5.1	7.4
Beverage, Food & Tobacco	4,081	4,005	4.6	6.7
Containers, Packaging & Glass	3,277	3,232	3.7	5.4
Automotive	2,937	2,924	3.4	4.9
Energy: Oil & Gas	6,054	2,229	2.6	3.7
Healthcare & Pharmaceuticals	1,995	2,057	2.4	3.5
Media: Broadcasting & Subscription	1,569	1,552	1.8	2.6
Services: Consumer	1,197	1,201	1.4	2.0
Construction & Building	1,050	1,050	1.2	1.8
Chemicals, Plastics & Rubber	488	489	0.6	0.9
Total	$93,036	$86,785	100.0%	145.3%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2015 with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	December 31, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Technology	$17,549	$17,125	21.8%	36.6%
Aerospace & Defense	10,079	10,131	13.0	21.7
Banking, Finance, Insurance & Real Estate(1)	7,384	7,234	9.2	15.5
Utilities: Electric	7,053	6,475	8.3	13.9
Telecommunications	6,418	6,227	8.0	13.3
Retail	6,178	6,171	7.9	13.2
Consumer Goods: Non-Durable	4,902	4,909	6.3	10.5
Services: Business	4,836	4,453	5.7	9.5
Metals & Mining	4,905	4,245	5.4	9.1
Automotive	2,943	2,944	3.8	6.3
Energy: Oil & Gas	6,012	2,741	3.5	5.9
Beverage, Food & Tobacco	1,890	1,817	2.3	3.9
Media: Broadcasting & Subscription	1,568	1,576	2.0	3.4
Chemicals, Plastics & Rubber	1,489	1,493	1.9	3.2
Healthcare & Pharmaceuticals	495	470	0.6	1.0
Containers, Packaging & Glass	213	215	0.3	0.5
Total	$83,914	$78,226	100.0%	167.5%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Fair Value of Financial Instruments
The following table presents the segmentation of the investment portfolio, as of March 31, 2016 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$36,826	$21,952	$58,778
Senior secured loans - second lien	—	12,905	—	12,905
Senior secured bonds	—	5,743	6,000	11,743
Total senior debt	—	55,474	27,952	83,426
Subordinated debt	—	2,705	—	2,705
Equity / other	—	—	654	654
Total	$—	$58,179	$28,606	$86,785
Percentage	—%	67.0%	33.0%	100.0%
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

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2016 (dollars in thousands):

March 31, 2016
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	8	$21,952	Market comparables	EBITDA multiple	11.9x	Increase
			Market comparables	Market yield (%)	6.7% - 7.7% (7.3%)	Decrease
			Cost(6)	Cost(6)	96.00	Increase
			Market quotations(5)	Broker quote	99.75	Increase
Senior secured bonds	2	$6,000	Market quotations(5)	Broker quote	41.00	Increase
			Market comparables	Market yield (%)	10.6%	Increase
Equity / other	1	$654	Market and income approach	Company specific risk premium	27.5%	Decrease
			Option valuation model	Volatility	154%	Increase
Total	11	$28,606
______________

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

(5)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Advisors in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors.

(6)	All investments marked at amortized cost were recently purchased and have a maturity of less than 12 months.
In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

Notes to Consolidated Financial Statements (Unaudited)

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

(5)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Advisors in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of December 31, 2015	$21,200	$1,576	$6,827	$—	$471	$30,074
Additions (1)	313	—	—	—	37	350
Net realized gains (2)	126	—	—	—	—	126
Net change in unrealized appreciation (depreciation) on investments (3)	(238)	—	(835)	—	146	(927)
Sales or repayments (4)	(4,427)	—	—	—	—	(4,427)
Net discount accretion	15	—	8	—	—	23
Transfers out of Level 3	—	(1,576)	—	—	—	(1,576)
Transfers into Level 3	4,963	—	—	—	—	4,963
Fair value balance as of March 31, 2016	$21,952	$—	$6,000	$—	$654	$28,606
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2016	$(238)	$—	$(835)	$—	$146	$(927)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain from investments in the consolidated statements of operations.

(3)	Included in net change in unrealized depreciation on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
During the three months ended March 31, 2015 there was no comparable roll-forward in the fair value changes for Level 3 investments as the Master Fund had not commenced investment operations until April 2, 2015.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of credit facility payable approximates its fair value and it is considered to be classified as a Level 3 liability in the fair value hierarchy.
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
The Master Fund is also affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T") and Carey Credit Income Fund - I ("CCIF-I"), two feeder funds whose registration statements to issue $1 billion in feeder fund Common Shares became effective on July 24, 2015 and July 31, 2015, respectively. The membership of the Boards of Trustees for the Master Fund, CCIF 2016T, and CCIF-I are identical. The feeder funds have invested, and intend to continue to invest, substantially all of the proceeds from their public offerings of their common shares in the acquisition of the Master Fund's Common Shares.

Notes to Consolidated Financial Statements (Unaudited)

Investment Advisory Agreements and Compensation of the Advisors
On February 27, 2015, the Master Fund entered into (i) an investment advisory agreement (the "Investment Advisory Agreement") with the Advisor and (ii) an investment sub-advisory agreement (the "Investment Sub-Advisory Agreement") with the Advisor and GPIM. Under the Investment Advisory Agreement, the Master Fund agreed to pay the Advisor an investment advisory fee consisting of two components: (i) a base management fee and (ii) a performance-based incentive fee. Under the Investment Sub-Advisory Agreement, the Advisor directly compensates GPIM for its investment sub-advisory services. In addition, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
Management Fee: The management fee (recorded as investment advisory fee) is calculated at the following annual rates based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and is payable monthly in arrears:
Annual Rate for Management Fee
•2.000% on the portion of the Master Fund's gross assets below $1 billion;
•1.875% on the portion of the Master Fund's gross assets between $1 billion and $2 billion; and
•1.750% on the portion of the Master Fund's gross assets above $2 billion.
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
Unless earlier terminated, the Investment Advisory Agreement and the Investment Sub-Advisory Agreement will remain in effect for a period of two years from the date they first become effective and will remain in effect year to year thereafter if approved annually by a majority of the Master Fund's Independent Trustees and either the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities.
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
Unless earlier terminated, the Administrative Services Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect year to year thereafter if approved annually by a majority of the Master Fund's Board of Trustees and the Master Fund's Independent Trustees.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. The

Notes to Consolidated Financial Statements (Unaudited)

Advisors waived reimbursement in connection with equity capital raised during the months of November and December and the reimbursement waiver expired on December 31, 2015.
Dealer Manager Agreement
On July 17, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") and CCIF 2016T. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's public offering of Common Shares and (ii) the public offering of Common Shares for future feeder funds affiliated with the Master Fund. Each feeder fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating the Dealer Manager are not presented in this report.
Summary of Related Party Transactions for the Three Months Ended March 31, 2016 and March 31, 2015
The following table presents the related party fees, expenses, transactions and distributions on Common Shares for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2016	2015
Advisor	Investment Advisory Agreement - investment advisory fees, net of waivers(1)	$457	$—
Advisor	Administrative Services Agreement - expense reimbursement	$98	$—
Advisor	Shareholder of Common Shares - distributions	$112	$—
CCIF-I	Shareholder of Common Shares - distributions	$6	$—
CCIF 2016T	Shareholder of Common Shares - distributions	$120	$—
CCIF-I	Issuance of Common Shares	$977	$—
CCIF 2016T	Issuance of Common Shares	$12,633	$—
Advisor and GPIM	O&O Agreement - organization cost reimbursements	$22	$—
Trustee Fees	Amended and Restated Bylaws	$77	$—
______________

(1)	Waived investment advisory fees were $0.0 million in 2016 and $0.1 million in 2015.
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of March 31, 2016, management believes that the risk of incurring any losses for such indemnifications are remote.
Note 6. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton entered into a senior-secured term loan (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association as collateral agent, collateral administrator, and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The quarterly interest rate is 3-month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of March 31, 2016 Hamilton was in compliance with all terms and covenants related to the Hamilton Credit Facility. Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional minimum utilization and commitment fees.
In the period between June 17, 2016 and September 16, 2016, Hamilton will pay interest on the greater of i) the outstanding loan amount or ii) $100 million.  On and after September 17, 2016, Hamilton will pay interest on the greater of i) the outstanding loan amount or ii) $150 million. In the period commencing September 17, 2016 and December 17, 2018, Hamilton will be obligated to pay an annual unused commitment fee of 1.0% on the difference, if any, between $175 million and the greater of i) the outstanding loan amount and ii) $150 million.

Notes to Consolidated Financial Statements (Unaudited)

Hamilton's borrowings as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
March 31, 2016	$175,000	$39,000	$37,158	3.29%	12/17/19	3.7	years
December 31, 2015	$175,000	$39,000	$37,038	3.18%	12/17/19	4.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR+2.65%) and the base interest rate is subject to quarterly changes. Interest rate does not include the amortization of upfront fees and expenses that were incurred in connection with the credit facility.

Note 7. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2016 and December 31, 2015, the Master Fund’s unfunded commitments consisted of the following (in thousands):

Category / Portfolio Company (1)	March 31, 2016	December 31, 2015
Unfunded Delayed Draw Loans:
Noranda Aluminum Acquisition Corp	$130	$—
National Technical Systems	765	765
Total Unfunded Commitments	$895	$765
______________________

(1)	May be commitments to one or more entities affiliated with the named portfolio company.
As of March 31, 2016, the Master Fund’s unfunded commitments had incurred a decrease in fair value of less than $0.1 million over the life of the investment which is recorded on the consolidated schedule of investments and included in investments at fair value in the consolidated statements of assets and liabilities. The Master Fund has sufficient liquidity to fund these commitments should the funding requirement occur.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three months ended March 31, 2016 and March 31, 2015 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net decrease in net assets resulting from operations	$(225)	$(15)
Basic and diluted weighted average Common Shares outstanding	6,393,423	5,555,556
Loss per Common Share - basic and diluted (1)	$(0.04)	$—
______________

(1)	Loss per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2016 and March 31, 2015 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of period	$8.00	$9.00
Net investment income(8)	0.04	—
Net realized gain from investments	0.02	—
Net unrealized losses (2)	(0.11)	—
Net decrease resulting from operations(8)	(0.05)	—
Distributions to Common Shareholders
Distributions from net investment income (3)	(0.04)	—
Distributions in excess of net investment income	(0.01)	—
Net decrease resulting from distributions	(0.05)	—
Net asset value, end of period	$7.90	$9.00

INVESTMENT RETURNS
Total investment return (4)(8)	(0.69)%	—%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$59,739	$49,985
Average net assets (5)	$50,889	$49,993
Common Shares outstanding, end of period	7,566,207	5,555,556
Weighted average Common Shares outstanding	6,393,423	5,555,556

Ratios-to-average net assets: (5)
Net investment income (loss)	0.45%	(0.03)%
Total expenses (excluding investment advisory fee waiver)	2.87%	0.21%
Effect of investment advisory fee waiver	—%	0.18%
Net expenses	2.87%	0.03%

Weighted average outstanding borrowings (5)	$39,000	$—
Portfolio turnover rate (6)	9.61%	—%
Asset coverage ratio (7)	2.53	—
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Consolidated Financial Statements (Unaudited)

(4)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Share at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of one Common Share at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) one Common Share plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to one Common Share, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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

(8)	Amounts on these lines pertaining to 2015 were rounded to zero.
Note 10. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares in the three months ended March 31, 2016 (in thousands, except per Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
3/28/2016	3/29/2016	$0.046	$350
		$0.046	$350
Note 11. Subsequent Events
The Master Fund had issued 2,056,460 Common Shares subsequent to March 31, 2016 through and including May 5, 2016, resulting in a $16.3 million increase in equity capital.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this Item 2 should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Report.  Unless otherwise noted, the terms "we," "us," "our," and "Master Fund" refer to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited consolidated financial statements presented in Item 1. Consolidated Financial Statements, unless otherwise defined herein.
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
We serve as the master fund in a master/feeder fund structure in that one or more feeder funds (each, a “Feeder Fund”), each a separate closed-end management investment company that has adopted our investment objectives and strategies, invests substantially all of its equity capital in our Common Shares. Presently, our shareholders are the two initial shareholders and the existing Feeder Funds.
We conduct private offerings (each a “Private Offering”) of our Shares to the Feeder Funds in reliance on exemptions from the registration requirements of the Securities Act. While we expect to continuously offer our Shares and have an indefinite life, each Feeder Fund features a specific period for the offering of its Common Shares, and each Feeder Fund has a specified finite term to realize a terminal liquidity event.
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

We intend to meet our investment objectives by investing primarily in large, privately-negotiated loans to private middle market U.S. companies. Specifically, we expect a typical borrower to have EBITDA of $25 million to $100 million and annual revenue ranging from $50 million to $1 billion. We seek to invest in businesses that have a strong reason to exist and have demonstrated competitive and strategic advantages. These companies generally possess distinguishing business characteristics, such as a leading competitive position in a well-defined market niche, unique brands, sustainable profitability and cash flow, and experienced management. We anticipate that our investments will sit senior (generally as senior secured debt) in a borrower’s capital structure and have repayment priority over other parts of a borrower’s capital structure (i.e., subordinated debt, preferred and common equity). By investing in a more senior attachment point of a borrower’s capital structure, we expect to protect our principal with less risk, which we believe provides for a distinctive risk/return profile as compared to that of a typical middle market or private equity alternative investment. In addition to privately-negotiated loans, we invest in opportunities that include more broadly syndicated assets, such as bank loans and corporate bonds. In these instances, our portfolio is more heavily weighted towards floating-rate investments, whose revenue streams may increase in a rising interest rate environment. We may also invest in fixed-rate investments, options, or other forms of equity participation, and, to a limited extent and not as a principal investment strategy, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”). We seek to make investments which have favorable characteristics, including closing fees, prepayment premiums, lender-friendly control provisions, and lender-friendly covenants.
Our portfolio includes investments in securities that are rated below investment grade (e.g., junk bonds) by rating agencies, or that would be rated below investment grade if they were rated and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These investments may also be illiquid and feature variances in opinions of fair value and market prices. A material amount of our debt investments in portfolio companies may contain interest rate reset provisions that may present challenges for the borrowers to continuing paying periodic interest to us. In addition, a material amount of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.
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

We will continue to borrow money from time to time within the levels permitted by the 1940 Act, which generally allows us to incur leverage of up to 50% of our total assets. The use of borrowed funds, or the proceeds of a preferred stock offering, to finance investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by holders of our Shares.
Revenues
We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have expected maturities of one to seven years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed rates or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the respective maturity dates. In addition, we may generate revenue in the form of dividends from preferred and common equity investments, amortization of original issue discount, prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of March 31, 2016 and December 31, 2015 and (ii) for the three months ended March 31, 2016 and March 31, 2015, if applicable (in thousands, except per share amounts):

	March 31, 2016	December 31, 2015
Total assets	$106,051	$88,726
Adjusted total assets (total assets net of payable for investments purchased)	$97,545	$84,496
Investments in portfolio companies, at fair value	$86,785	$78,226
Borrowings	$39,000	$39,000
Net assets	$59,739	$46,704
Net asset value per Common Share	$7.90	$8.00
Leverage ratio (borrowings/adjusted total assets)	40.0%	46.2%

	Three Months Ended March 31,
	2016	2015
Average net assets	$50,889	$49,993
Average borrowings	$39,000	$—
Cost of investments purchased	$16,725	$—
Sale of investments	$3,117	$—
Principal payments	$4,707	$—
Net investment income (loss)	$228	$(15)
Net realized gain on investments	$110	$—
Net change in unrealized depreciation on investments	$(563)	$—
Net decrease in net assets resulting from operations	$(225)	$(15)
Total distributions to shareholders	$350	$—
Net investment income per Common Share - basic and diluted	$0.04	$—
Loss per Common Share - basic and diluted	$(0.04)	$—
Distributions per Common Share	$0.05	$—
Portfolio and Investment Activity for the Three Months Ended March 31, 2016
We commenced investment operations on April 2, 2015. Within the three month period ended March 31, 2016, investment activity was primarily concentrated in sourcing debt investments through primary issuance channels (58.9%) and the remainder was through secondary market channels (i.e., syndicated investments). For the three month period ended March 31, 2015 we had no investment activity as we commenced investment operations April 2, 2015. If granted the SEC Exemptive Order, which would grant us exemptive relief and expand our ability to co-invest with certain of our affiliates in privately negotiated transactions, we intend to increase investment activity through direct origination channels to the extent that a majority of the investment activity will be through direct origination.
The following table presents our investment activity for the three months ended March 31, 2016 (dollars in thousands):

For the Three Months Ended March 31, 2016
Investment activity segmented by access channel:
Primary issuance	$9,849
Secondary market transactions	6,876
Total investment activity	16,725
Investments sold or repaid	(7,824)
Net investment activity	$8,901

Portfolio companies, at beginning of year	32
Number of added portfolio companies	10
Number of exited portfolio companies	(3)
Portfolio companies, end of year	39

Number of debt investments	48
Number of equity/other investments	1

The following table presents the composition of our investment portfolio by access channel as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
Access Channel	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Primary issuance	$56,077	64.6%	$48,600	62.1%
Secondary market transactions	30,708	35.4	29,626	37.9
Total	$86,785	100.0%	$78,226	100.0%
The following table presents selected information regarding the composition of our investment portfolio as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
Weighted average portfolio company EBITDA (1)	$217,972		$199,381
Median annual EBITDA of portfolio companies (1)	$113,991		$111,100
Weighted average purchase price of investments (2)	95.8%		96.8%
Weighted average duration of debt investments (3)	0.8	years	0.7	years
_______________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of March 31, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost.

(2)	Calculated as a percentage of par value for both debt investments and preferred equity investments.

(3)
Duration is a measure of a debt investment's price sensitivity to 100 basis points ("bps") change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.

The following table presents a summary of interest rate and maturity statistics for our debt investments based on fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Floating interest rate debt investments:
Percent of debt portfolio	88.6%		90.6%
Percent of floating rate debt investments with interest rate floors	100.0%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	598	bps	606	bps

Fixed interest rate debt investments:
Percent of debt portfolio	11.4%		9.4%
Weighted average coupon rate	9.3%		10.0%
Weighted average years to maturity	5.5	years	5.9	years
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBO rates ranged between 0.437% for the 1-Month LIBOR to 1.210% for the 12-Month LIBOR on March 31, 2016. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The weighted average effective yields at cost of the following portions of our portfolio as of March 31, 2016 and December 31, 2015 were as follows:

Weighted Average Effective Yields (1)
	March 31, 2016	December 31, 2015
Senior secured loans - first lien	7.4%	7.0%
Senior secured loans - second lien	10.3%	10.1%
Senior secured bonds	9.5%	10.0%
Subordinated debt	11.0%	11.0%
Gross portfolio yield(2)	8.2%	8.0%
_______________________

(1)
Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its base cost as compared to the aggregate base cost of all settled investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium, or issuance costs.

(2)	Excludes cash and restricted cash.
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2016	$324	0.3%	$—	—%
2018	2,897	3.1	3,034	3.6
2019	4,654	4.9	3,460	4.1
2020	25,517	27.1	25,191	30.0
2021	30,536	32.4	20,262	24.1
2022	22,999	24.4	25,528	30.5
2023	7,300	7.8	6,500	7.7
Total	$94,227	100.0%	$83,975	100.0%
The following table presents the credit ratings of investments in our investment portfolio based upon the rating scale of Standard & Poor's Ratings Services, as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
Standard & Poor's Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB+	$1,664	1.9%	$—	—%
BB	1,050	1.2	—	—
BB-	4,586	5.3	2,552	3.3
B+	8,095	9.3	5,879	7.5
B	22,916	26.4	21,340	27.3
B-	13,960	16.1	16,039	20.5
CCC+	19,146	22.1	17,282	22.1
CCC	2,705	3.1	2,665	3.4
Not rated	12,663	14.6	12,469	15.9
Total	$86,785	100.0%	$78,226	100.0%

Results of Operations
We commenced investment operations on April 2, 2015 and therefore there is minimal comparative activity during the three months ended March 31, 2015. Operating results for the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Total investment income	$1,691	$—
Net expenses	1,463	15
Net investment income (loss)	228	(15)
Net realized gain on investments	110	—
Net change in unrealized depreciation on investments	(563)	—
Net decrease in net assets resulting from operations	$(225)	$(15)
Investment Income
Investment income consisted of the following components for the three months ended March 31, 2016 (in thousands):

For the Three Months Ended March 31, 2016
Interest income	$1,654
Dividend income	37
Total investment income	$1,691
All of the dividend income consisted of PIK dividends on one preferred stock investment. For the three months ended March 31, 2016, the annualized return from investment income on average gross assets was approximately 7.0%, unchanged from the prior quarter.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense (credit facility)	$428	$—
Administrative services	25	—
Related party reimbursements	98	—
Investment advisory fee	457	90
Custody services	14	—
Trustees fees	77	—
Professional services	285	—
Insurance	36	15
Other expenses	43	—
Total expenses before investment advisory fee waiver	1,463	105
Investment advisory fee waiver	—	(90)
Net expenses	$1,463	$15
On February 27, 2015 (the execution date for investment advisory agreements), the Advisor permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement to and including October 7, 2015. Accordingly, the Advisor waived $0.1 million of investment advisory fees in the three month period ending March 31, 2015.
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.

The composition of our administrative and professional services expenses for the three months ended March 31, 2016 were as follows (in thousands):

For the Three Months Ended March 31, 2016
Accounting services	$10
Administration services	10
Administration pricing services	5
Total administrative services	$25

Audit services	$123
Chief compliance officer services	13
Tax consulting services	4
Third-party valuation services	43
Legal services	102
Total professional services	$285
The composition of our interest expense for the three months ended March 31, 2016 was as follows (in thousands):

For the Three Months Ended March 31, 2016
Stated interest expense	$314
Amortization of deferred financing costs	114
Total interest expense	$428
The stated interest rate is 3-Month LIBOR+2.65% on the Hamilton Credit Facility and was 3.29% as of March 31, 2016.
Net Realized Gain (Loss) from Investments
For the three months ended March 31, 2016, we had dispositions and principal repayments of $3.1 million and $4.7 million, respectively, resulting in approximately $0.1 million of net realized gains.
Changes in Unrealized Appreciation and Depreciation on Investments
For the three months ended March 31, 2016 and March 31, 2015, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (in thousands):

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Unrealized appreciation on investments(1)	$1,303	$—
Unrealized depreciation on investments(1)	(1,866)	—
Total net change in unrealized depreciation on investments	$(563)	$—

Unrealized appreciation on Level 3 investments	$152	$—
Unrealized depreciation on Level 3 investments	(1,080)	—
Total net change in unrealized depreciation on Level 3 investments	$(928)	$—
______________________

(1)	Amount is net of any reclassification of realized gain or loss on investment.

Net unrealized depreciation totaling $1.0 million, or approximately 55.0% of the overall unrealized depreciation on investments for the three months ended March 31, 2016, was in part driven by recent volatility in global energy and commodity prices. The energy and commodity investment positions in our portfolio collectively represented 6.1% of the portfolio's fair value as of March 31, 2016.
Changes in Net Assets from Operations
For the three months ended March 31, 2016, we recorded a net decrease in net assets resulting from operations of $0.2 million. Based on the weighted average shares outstanding for the three months ended March 31, 2016, our per share decrease in net assets from operations was $0.04.
Cash Flows for the Three Months Ended March 31, 2016
For the three months ended March 31, 2016, net cash used in operating activities was $7.0 million, which was concentrated in the acquisition of investments during the ramp up of investment operations.
Net cash provided by financing activities during the three months ended March 31, 2016 was $13.0 million, which primarily consisted of equity capital raise of $13.6 million and financing cash outflows of $0.4 million for distributions paid to shareholders.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon, and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2016, we had two unfunded commitments totaling $0.9 million as compared to one unfunded commitment totaling $0.8 million as of December 31, 2015. See Note 7. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund this unfunded commitment should the need arise. See Financial Condition, Liquidity and Capital Resources.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include: (i) the incremental sale of our Shares to the related party feeder funds, (ii) incremental borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from investment in portfolio companies, and (iv) incremental principal repayments and sale proceeds from our investments. Our primary uses of cash include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders, and (v) potential periodic repurchases of our Shares.
As of March 31, 2016, we had $18.6 million of cash (including restricted cash) on hand and incremental borrowing capacity of approximately $10.4 million against $8.5 million payable for investments purchased and $0.9 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (in thousands):

	March 31, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility
Principal	$39,000	$—	$—	$39,000	$—
Interest on borrowings (1)(2)	17,135	3,751	9,876	3,508	—
Unused commitment fees (1)	563	135	428	—	—
Total Financings	56,698	3,886	10,304	42,508	—

Feeder Fund Liquidity:
CCIF 2016T (3)	14,780	—	—	—	14,780
CCIF-I (3)	1,095	—	—	—	1,095
Total Feeder Fund Liquidity	$15,875	$—	$—	$—	$15,875

_______________________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of March 31, 2016 and consideration of (i) contractual minimum utilization commitments and (ii) maximum commitment amount. Incremental borrowings after March 31, 2016 would increase interest expense and reduce unused commitment fees. See Note 6. Borrowings for a description of how the minimum utilization and maximum commitment fees are calculated

(2)	Interest on borrowings is based on the interest rate as of the end of the reporting period (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund's liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2016. The liquidity provisions for CCIF 2016T and CCIF-I stipulate that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to the pursuit of other liquidity alternatives and timing adjustments.

Critical Accounting Policies
Valuation of Investments
Our investments consist primarily of investments in senior and subordinated debt of private middle market U.S. companies and are presented in our unaudited consolidated financial statements at fair value. See Note 3. Investments for more information on our investments. As described more fully in Note 2. Significant Accounting Policies and Note 4. Fair Value of Financial Instruments, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board of Trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and through the consistent application of, the valuation policy and procedures approved by our Board of Trustees, based on, among other things, the input of our Advisors and an independent third-party valuation firms.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Investments classified as Level 3 fair value	$28,606	$30,074
Total fair value of investment portfolio	$86,785	$78,226
% of investment portfolio classified as Level 3 fair value	33.0%	38.4%
% of total assets classified as Level 3 fair value	27.0%	33.9%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2016 and December 31, 2015 are presented in Note 4. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our unaudited consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our unaudited consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% increase in the fair value of our Level 3 investments as of March 31, 2016, assuming all other estimates remain unchanged, would result in a $1.4 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our

Advisors, a $1.3 million increase in our net increase in net assets resulting from operations, an $0.18 increase in our earnings per share, and an $0.18 increase in our net asset value per share. Comparatively a 5% increase in the fair value of our Level 3 investments as of December 31, 2015, assuming all other estimates remain unchanged, would result in a $1.4 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.4 million increase in our net increase in net assets resulting from operations, a $0.24 increase in our earnings per share, and a $0.24 increase in our net asset value per share.
Management Fees
See Note 2. Significant Accounting Policies.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments.
In 2015, we entered into an Investment Advisory Agreement and an Administrative Services Agreement with the Advisor and, to a limited extent, an Investment Sub-Advisory Agreement with the Advisor and GPIM. See Note 5. Related Party Agreements and Transactions for a more detailed description of these agreements. All investment advisory and performance-based incentive fees described in the Investment Advisory and Sub-Advisory Agreements had been waived by the Advisor for the period staring February 27, 2015 to and including October 7, 2015.
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
In 2015, we entered into the O&O Agreement with the Advisor and GPIM. Under the O&O Agreement we reimburse the Advisor and GPIM for organization and offering costs that the Advisors incurred on our behalf. See Note 5. Related Party Agreements and Transactions for a more detailed description of the O&O Agreement.
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of March 31, 2016 and December 31, 2015, we had borrowed $39.0 million and such amount is due and payable no later than December 17, 2019. See Note 6. Borrowings.
Related Party Transactions
We have entered into agreements with the Advisor, certain of its affiliates, and GPIM, whereby we agreed to pay certain fees to, and to reimburse certain expenses of, these affiliates for investment advisory services and investment-related and administrative costs incurred on our behalf.
Organization and Offering Expenses and Reimbursement Arrangements with Advisors
As of March 31, 2016, the Advisors have incurred organization and offering costs on behalf of the Master Fund in the approximate amount of $0.3 million. Under the terms of the O&O Agreement, the Master Fund periodically reimburses the Advisors for organization and offering expenses they have incurred based on equity capital raised from Private Offerings.
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
Co-Investment Transactions
On February 23, 2015, the Master Fund filed an application with the SEC requesting the issuance of an order that would grant it exemptive relief and expand its ability to co-invest with certain of its affiliates in privately negotiated transactions, including investments originated and directly negotiated by its Advisors (the "SEC Exemptive Order"). The application was amended for the fourth time on April 29, 2016. As of May 5, 2016, the SEC Exemptive Order was still pending review at the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 88.6% of our investments, or approximately $76.4 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for our variable rate debt investments, (ii) value declines for fixed rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of March 31, 2016, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

			Net Increase
Basis Points (bps) Increase	Interest Income	Interest Expense	(Decrease)
+50 bps	$90	$195	$(105)
+100 bps	443	390	53
+150 bps	814	585	229
+200 bps	1,186	780	406

Item 4. Controls and Procedures.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2016 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At March 31, 2016, neither we, nor any of our subsidiaries, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
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

Item 1A. Risk Factors.
As of March 31, 2016, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 15, 2016 except for the following:
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.
Market and macro-economic disruptions may, in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable.

(c)	None.
Item 3. Default Upon Senior Securities
(a) None.
(b) Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND

Date:	May 11, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2016	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

3.1	Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10 as filed on November 5, 2014.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

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