Form 10-Q
period 2016-06-30
Carey Credit Income Fund
filed 2016-08-12
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common stock outstanding as of August 5, 2016 was 14,014,693.

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

PART I. FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements (unaudited).
CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $148,583 and $83,914, respectively)	$144,155	$78,226
Cash	4,174	3,380
Restricted cash	20,062	6,545
Interest and dividend income receivable	1,024	530
Principal receivable	757	23
Prepaid and deferred expenses	134	22
Total assets	$170,306	$88,726

Liabilities
Credit facility payable, net of financing costs	$57,270	$37,038
Payable for investments purchased	13,907	4,230
Accrued investment advisory fees	257	148
Payable to related party	24	35
Trustee fees payable	36	—
Accrued professional fees	449	450
Accounts payable, accrued expenses and other liabilities	184	121
Total liabilities	72,127	42,022
Commitments and contingencies (see Note 7. Commitments and Contingencies)
Net Assets	$98,179	$46,704

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 12,149,704 and 5,840,060 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$12	$6
Paid-in-capital in excess of par value	102,590	52,339
Accumulated undistributed (distributions in excess of) net investment income	(34)	15
Accumulated undistributed net realized gain	39	32
Net unrealized depreciation on investments	(4,428)	(5,688)
Net assets	$98,179	$46,704
Net asset value per Common Share	$8.08	$8.00
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income
Interest income	$1,960	$482	$3,614	$482
Dividend income	—	26	37	26
Fee income	17	—	17	—
Total investment income	1,977	508	3,668	508

Operating Expenses
Interest expense (related party)	—	19	—	19
Interest expense	502	—	930	—
Administrative services	25	21	50	21
Related party reimbursements	90	—	188	—
Investment advisory fee	660	354	1,117	444
Performance-based incentive fee	—	40	—	40
Custody services	15	10	29	10
Trustees fees	86	—	163	—
Professional services	274	277	559	277
Insurance	36	37	72	52
Organizational expenses	206	—	228	—
Other expenses	10	1	31	1
Total expenses before management fee waiver	1,904	759	3,367	864
Investment advisory fee and performance-based incentive fee waiver	—	(394)	—	(484)
Net expenses	1,904	365	3,367	380
Net investment income	73	143	301	128

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(103)	1	7	1
Net change in unrealized appreciation on investments	1,823	198	1,260	198
Net realized and unrealized gain on investments	1,720	199	1,267	199
Net increase in net assets resulting from operations	$1,793	$342	$1,568	$327

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.01	$0.03	$0.04	$0.02
Earnings per Common Share - basic and diluted (Note 8. Earnings Per Common Share)	$0.18	$0.06	$0.19	$0.06
Weighted average Common Shares outstanding (basic and diluted)	9,853,170	5,555,556	8,123,296	5,555,556
Distributions per Common Share	$—	$—	$0.05	$—
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share amounts)

	Six Months Ended June 30,
	2016	2015
Operations
Net investment income	$301	$128
Net realized gains from investments	7	1
Net change in unrealized appreciation on investments	1,260	198
Net increase in net assets resulting from operations	1,568	327
Shareholder distributions:
Distributions from net investment income	(315)	—
Distributions in excess of net investment income	(35)	—
Net decrease in net assets resulting from shareholder distributions	(350)	—
Capital share transactions:
Issuance of Common Shares	50,257	—
Net increase in net assets resulting from capital share transactions	50,257	—
Total increase in net assets	51,475	327
Net assets at beginning of period	46,704	50,000
Net assets at end of period	$98,179	$50,327

Capital share activity:
Common Shares outstanding at the beginning of the period	5,840,060	5,555,556
Common Shares issued from subscriptions	6,309,644	—
Common Shares outstanding at the end of the period	12,149,704	5,555,556
Undistributed (Distributions in excess of) net investment income at end of period	$(34)	$128
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net increase in net assets resulting from operations	$1,568	$327
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	(37)	(26)
Amortization of premium/discount on investments, net	(191)	(7)
Proceeds from sales of investments	5,864	119
Proceeds from paydowns on investments	17,728	36
Purchase of investments	(88,027)	(70,613)
Net realized gains from investments	(7)	(1)
Net change in unrealized appreciation on investments	(1,260)	(198)
Amortization of deferred financing costs	226	—
Increase in operating assets:
Restricted cash	(13,517)	—
Interest and dividend income receivable	(494)	(223)
Principal receivable	(734)	—
Prepaid and deferred expenses	(112)	(96)
Increase (decrease) in operating liabilities:
Payable for investments purchased	9,677	17,447
Accrued interest expense payable to related party	—	10
Accrued investment advisory fees	109	—
Payable to related party	(11)	—
Accrued professional fees	225	257
Trustee fees payable	36	—
Accounts payable, accrued expenses and other liabilities	63	20
Net cash used in operating activities	(68,894)	(52,948)

Financing activities
Issuance of Common Shares	$50,257	$—
Promissory notes payable to related party borrowings	—	20,000
Credit facility borrowings	20,000
Payment of financing costs	(219)	—
Distributions paid	(350)	—
Net cash provided by financing activities	69,688	20,000

Net increase (decrease) in cash	794	(32,948)
Cash, beginning of period	3,380	50,000
Cash, end of period	$4,174	$17,052

Supplemental disclosure of cash flow information
Cash paid for interest	$642	$10
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 112.6%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,532	$1,517	$1,525	1.5%
Acrisure, LLC (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	151	150	150	0.2%
American Academy Holdings, LLC	(12)	Healthcare & Pharmaceuticals	L+5.25%	1.00%	5/17/2021	4,675	4,629	4,629	4.7%
BBB Industries, Inc.	(11)(12)	Automotive	L+5.00%	1.00%	11/3/2021	5,000	4,888	4,888	5.0%
Belk Inc.	(12)	Retail	L+4.75%	1.00%	12/12/2022	4,738	4,189	3,805	3.9%
Bioplan USA, Inc.	(11)(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	4,140	3,555	3,623	3.7%
Ceridian HCM Holding Inc.	(12)	Services: Business	L+3.50%	1.00%	9/15/2020	2,598	2,583	2,520	2.6%
Chefs' Warehouse	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/3/2022	4,285	4,209	4,274	4.3%
Chefs' Warehouse (Delayed Draw)	(7)(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/3/2022	704	184	195	0.2%
Evergreen Skills Lux Sarl	LU(10)(12)	Technology	L+4.75%	1.00%	4/28/2021	1,790	1,555	1,428	1.4%
Generation Brands	(12)	Construction & Building	L+5.00%	1.00%	5/19/2022	5,000	4,950	5,000	5.1%
GlobalLogic Holdings Inc.	(12)	Technology	L+5.25%	1.00%	5/31/2019	1,196	1,179	1,185	1.2%
Greenway Health, LLC	(12)	Technology	L+5.00%	1.00%	11/4/2020	3,087	2,945	2,966	3.0%
Harbortouch Payments, LLC	(12)	Technology	L+6.00%	1.00%	5/31/2022	4,611	4,293	4,594	4.7%
Hub International Holdings Inc.	(12)	Banking, Finance, Insurance & Real Estate	L+3.00%	1.00%	10/2/2020	2,863	2,860	2,820	2.9%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,950	4,884	4,890	5.0%
Implus Footcare, LLC	(11)(12)	Consumer Goods: Non-Durable	L+6.25%	1.00%	4/30/2021	960	946	955	1.0%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	2,131	2,052	2,099	2.1%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	806	775	793	0.8%
LanDESK Software, Inc.	(12)	Technology	L+4.00%	1.00%	2/25/2020	284	281	282	0.3%
Mavis Tire Supply LLC	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,970	2,932	2,934	3.0%
McGraw-Hill Education, Inc.	(12)	Media: Advertising, Printing & Publishing	L+4.00%	1.00%	5/4/2022	3,000	2,985	3,001	3.1%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	3,914	3,879	3,881	3.9%
Med Intermediate (MyEyeDr)(Delayed Draw)	(12)	Retail	L+6.25%	1.00%	8/14/2021	951	942	943	1.0%
Micron Technology, Inc.	(10)(12)(14)	Technology	L+6.00%	—%	4/26/2022	1,900	1,881	1,914	1.9%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	1,000	966	977	1.0%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/19/2020	650	623	626	0.6%
National Technical Systems, Inc.	(12)	Aerospace & Defense	L+6.25%	1.00%	6/12/2021	4,204	4,158	4,098	4.2%
National Technical Systems, Inc (Delayed Draw)	(7)(12)	Aerospace & Defense	L+6.25%	1.00%	6/14/2021	765	—	(19)	—%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

June 30, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Netsmart, Inc.	(12)	Technology	L+4.75%	1.00%	4/19/2023	2,000	1,980	1,997	2.0%
Noranda Aluminum Acquisition Corp	(12)	Metals & Mining	L+4.50%	1.25%	2/28/2019	758	721	396	0.4%
Noranda Aluminum Acquisition Corp (DIP)	(7)	Metals & Mining	L+11.00%	1.00%	11/8/2016	454	393	384	0.4%
Orica Chemicals	AU(9)(10)(12)	Chemicals, Plastics & Rubber	L+6.25%	1.00%	2/26/2022	1,395	1,383	1,385	1.4%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,599	2,599	2.6%
Performance Sports Group LTD.	(12)	Consumer Goods: Non-Durable	L+3.50%	1.00%	4/15/2021	350	279	293	0.3%
Pet Holdings ULC	CA(9)(10)(11)(12)	Retail	L+5.50%	1.00%	6/23/2022	4,500	4,425	4,429	4.5%
Pet Holdings ULC (Delayed Draw)	CA(7)(9)(10)(12)	Retail	L+5.50%	1.00%	6/23/2022	500	—	—	—%
P.F. Changs China Bistro, Inc.	(12)(13)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	2,989	2,929	2,859	2.9%
Pelican Products, Inc.	(11)(12)	Containers, Packaging & Glass	L+4.25%	1.00%	4/11/2020	5,018	4,808	4,893	5.0%
PQ Corporation	(12)	Chemicals, Plastics & Rubber	L+4.75%	1.00%	11/4/2022	5,000	4,951	5,010	5.1%
Quanex Building Products, Inc.	(10)(12)	Construction & Building	L+5.25%	1.00%	11/2/2022	1,047	1,047	1,047	1.1%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,185	2,156	2,141	2.2%
SiteOne Landscape Supply, Inc.	(12)	Construction & Building	L+5.50%	1.00%	4/29/2022	4,987	4,939	5,012	5.1%
SolarWinds	(12)	Technology	L+5.50%	1.00%	2/1/2023	800	762	798	0.8%
TIBCO Software Inc	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,723	1,730	1,584	1.6%
Travelport Worldwide	LU(9)(10)(12)	Services: Consumer	L+4.00%	1.00%	9/2/2021	4,795	4,803	4,775	4.9%
Sub Total Senior Secured Loan - First Lien						116,056	$110,895	$110,578	112.6%

Senior Secured Loans - Second Lien - 16.1%
Atkore International	(12)	Metals & Mining	L+675	1.00%	10/9/2021	3,925	3,470	3,905	4.0%
CTI Foods	(11)(12)	Beverage, Food & Tobacco	L+725	1.00%	6/28/2021	5,000	4,609	4,550	4.6%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+775	1.00%	4/28/2023	500	495	498	0.5%
LANDesk Software, Inc.	(12)	Technology	L+725	1.00%	2/25/2021	282	248	274	0.3%
ProQuest LLC	(12)	Media: Broadcasting & Subscription	L+900	1.00%	12/15/2022	1,600	1,570	1,552	1.6%
SRS Distribution Inc.	(12)	Construction & Building	L+875	1.00%	2/25/2023	5,000	$4,900	4,997	5.1%
Sub Total Senior Secured Loan - Second Lien						16,307	$15,292	$15,776	16.1%

Senior Secured Bonds - 13.5%
BreitBurn Energy Partners LP	(10)(12)(15)	Energy: Oil & Gas	9.25%	—%	5/18/2020	3,250	3,153	1,463	1.5%
Epicor Software Corp.	(12)	Technology	L+8.25%	1.00%	6/1/2023	5,000	4,863	4,795	4.8%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

June 30, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Kinetic Concepts, Inc.		Healthcare & Pharmaceuticals	7.88%	—%	2/15/2021	1,500	1,500	1,595	1.6%
KeHE Distributors, LLC	(11)(12)	Beverage, Food & Tobacco	7.63%	—%	8/15/2021	500	493	494	0.5%
Leaseplan Corporation	LU(9)(10)	Banking, Finance, Insurance & Real Estate	7.38%	—%	4/15/2021	1,600	1,604	1,656	1.7%
LMI Aerospace, Inc.	(10)	Aerospace & Defense	7.38%	—%	7/15/2019	150	145	151	0.2%
SandRidge Energy Inc	(10)(12)(15)	Energy: Oil & Gas	8.75%	—%	6/1/2020	1,000	1,000	410	0.4%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%	—%	8/15/2022	3,000	2,883	2,715	2.8%
Sub Total Senior Secured Bonds						16,000	$15,641	$13,279	13.5%

Subordinated Debt - 4.6%
McGraw-Hill Education, Inc.	(12)	Media: Advertising, Printing & Publishing	7.88%	—%	5/15/2024	500	500	518	0.5%
StandardAero	(12)	Aerospace & Defense	10.00%	—%	7/15/2023	2,380	2,366	2,374	2.5%
TIBCO Software Inc	(12)	Technology	11.38%	—%	12/1/2021	2,000	2,003	1,590	1.6%
Sub Total Subordinated Debt						4,880	$4,869	$4,482	4.6%

Equity / Other - 0%
BreitBurn Energy Partners LP	(8)(10)(16)	Energy: Oil & Gas	8.00%			251	1,886	40	—%
Sub Total Equity / Other						251	$1,886	$40	—%
TOTAL INVESTMENTS - 146.8%	(17)						$148,583	$144,155	146.8%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of June 30, 2016, LIBO rates ranged between 0.465% for 1-month LIBOR to 0.92415% for 6-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan/unfunded commitment whereby some or all of the investment commitment is unfunded as of June 30, 2016 (see Note 7. Commitments and Contingencies).

(8)
The preferred stock investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities in the initial three year period after issuance. Since the initial investment date through March 2016, all dividend payments have been paid with the issuance of additional shares of preferred stock. The security issuer ceased paying PIK dividends in April 2016.

(9)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of June 30, 2016, 85% of total assets represented qualifying assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)	Investment position or portion thereof unsettled as of June 30, 2016.

(12)	Security or portion thereof was pledged as collateral supporting the amounts outstanding under a credit facility as of June 30, 2016; (see Note 6. Borrowings).

(13)
The base interest rate on these investments, or a portion thereof, was 12-month LIBOR which as of June 30, 2016 was 1.23025%. The current base interest rate for these investments may be different from the reference rate on June 30, 2016.

(14)
The base interest rate on these investments, or a portion thereof, was 3-month LIBOR which as of June 30, 2016 was 0.65410%. The current base interest rate for these investments may be different from the reference rate on June 30, 2016.

(15)	Investment was on non-accrual status as of June 30, 2016, meaning that the Company has ceased recognizing interest income on these investments.

(16)	Non-income producing security.

(17)
As of June 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1.7 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $6.1 million; the net unrealized depreciation was $4.4 million, the aggregate cost of securities for Federal income tax purposes was $148.6 million.

Abbreviations:
AU = Australia
CA = Canada
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
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

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

Notes to Financial Statements (Unaudited)

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
The Master Fund serves as the master fund in a master/feeder fund structure. The Master Fund issues its common stock ("Common Shares" or "Shares") to one or more affiliated feeder funds in a continuous series of private placement transactions.
As of June 30, 2016, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Security Transactions and Realized/Unrealized Gains or Losses
    Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale and (ii) the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily measure the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements (Unaudited)

Fee Income
The Advisors, or their affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Advisors are obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in their originated co-investment transactions. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements, and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
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
Organization and Offering Expenses
Organization expenses are expensed on the Master Fund's consolidated statements of operations. Continuous offering expenses will be capitalized on the Master Fund's consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Master Fund's consolidated statements of operations over a 12-month period.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of June 30, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	June 30, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$110,895	$110,578	76.8%	112.6%
Senior secured loans - second lien	15,292	15,776	10.9	16.1
Senior secured bonds	15,641	13,279	9.2	13.5
Total senior debt	$141,828	$139,633	96.9%	142.2%
Subordinated debt	4,869	4,482	3.1	4.6
Equity / other	1,886	40	—	—
Total investments	$148,583	$144,155	100.0%	146.8%

	December 31, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$56,962	$55,395	70.8%	118.6%
Senior secured loans - second lien	10,217	10,172	13.0	21.8
Senior secured bonds	11,896	9,523	12.2	20.4
Total senior debt	$79,075	$75,090	96.0%	160.8%
Subordinated debt	2,991	2,665	3.4	5.7
Equity / other	1,848	471	0.6	1.0
Total investments	$83,914	$78,226	100.0%	167.5%
As of June 30, 2016, approximately 9.3% of the investment portfolio measured at amortized cost and 9.5% of the investment portfolio measured at fair value were invested in portfolio companies with foreign domiciles, specifically Australia, Canada and Luxembourg. As of December 31, 2015, approximately 1.9% of the investment portfolio measured at amortized cost and 2.0% of the investment portfolio measured at fair value were invested in a Canadian portfolio company.
As of June 30, 2016, debt investments on non-accrual status represented 2.8% and 1.3% of total investments on an amortized cost basis and fair value basis, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	June 30, 2016			December 31, 2015
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio
Technology	$23,720	$23,407	16.2%	$17,549	$17,125	21.8%
Construction & Building	15,836	16,056	11.1	—	—	—
Retail	13,435	13,058	9.1	6,178	6,171	7.9
Beverage, Food & Tobacco	12,424	12,372	8.6	1,890	1,817	2.3
Banking, Finance, Insurance & Real Estate(1)	8,958	9,043	6.3	7,384	7,234	9.2
Containers, Packaging & Glass	8,363	8,516	6.0	213	215	0.3
Automotive	7,820	7,822	5.4	2,943	2,944	3.8
Utilities: Electric	7,071	6,917	4.8	7,053	6,475	8.3
Healthcare & Pharmaceuticals	6,624	6,722	4.7	495	470	0.6
Aerospace & Defense	6,669	6,604	4.6	10,079	10,131	13.0
Chemicals, Plastics & Rubber	6,334	6,395	4.4	1,489	1,493	1.9
Consumer Goods: Non-Durable	6,109	6,138	4.3	4,902	4,909	6.3
Services: Consumer	4,803	4,775	3.3	—	—	—
Metals & Mining	4,584	4,685	3.2	4,905	4,245	5.4
Services: Business	4,739	4,661	3.2	4,836	4,453	5.7
Media: Advertising, Printing & Publishing	3,485	3,519	2.4	—	—	—
Energy: Oil & Gas	6,039	1,913	1.3	6,012	2,741	3.5
Media: Broadcasting & Subscription	1,570	1,552	1.1	1,568	1,576	2.0
Telecommunications	—	—	—	6,418	6,227	8.0
Total	$148,583	$144,155	100.0%	$83,914	$78,226	100.0%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Fair Value of Financial Instruments
The following table presents the segmentation of the investment portfolio, as of June 30, 2016 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$82,995	$27,583	$110,578
Senior secured loans - second lien	—	15,776	—	15,776
Senior secured bonds	—	7,021	6,258	13,279
Total senior debt	—	105,792	33,841	139,633
Subordinated debt	—	4,482	—	4,482
Equity / other	—	—	40	40
Total	$—	$110,274	$33,881	$144,155
Percentage	—%	76.5%	23.5%	100.0%
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

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2016 (dollars in thousands):

June 30, 2016
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	10	$27,583	Market comparables	EBITDA multiple	10.8x	Increase
			Market comparables	Market yield (%)	6.5% - 7.5% (7.0%)	Decrease
			Cost(1)	Cost(1)	96.00 - 98.00 (97.85)	Increase
Senior secured bonds	2	$6,258	Market quotations(5)	Broker quote	45.00	Increase
			Market comparables	Market yield (%)	10.1%	Decrease
Equity / other	1	$40	Market and income approach	Company specific risk premium	515.6%	Decrease
			Option valuation model	Volatility	163.18%	Increase
Total	13	$33,881
______________

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of April 1, 2016	$21,952	$—	$6,000	$—	$654	$28,606
Additions	10,538	—	—	—	—	10,538
Net realized gains (1)	53	—	—	—	—	53
Net change in unrealized appreciation (depreciation) on investments (2)	27	—	269	—	(614)	(318)
Sales or repayments (3)	(5,005)	—	—	—	—	(5,005)
Net discount accretion	18	—	(11)	—	—	7
Fair value balance as of June 30, 2016	$27,583	$—	$6,258	$—	$40	$33,881
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2016	$70	$—	$269	$—	$(614)	$(275)

	Six Months Ended June 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt		Equity / Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—		$471	$30,074
Additions (4)	10,852	—	—	—		37	10,889
Net realized gains (1)	179	—	—	—		—	179
Net change in unrealized appreciation (depreciation) on investments (2)	(211)	—	(566)	—		(468)	(1,245)
Sales or repayments (3)	(9,432)	—	—	—		—	(9,432)
Net discount accretion	32	—	(3)	—		—	29
Transfers out of Level 3 (5)	—	(1,576)	—	—		—	(1,576)
Transfers into Level 3 (5)	4,963	—	—	—	—	—	4,963
Fair value balance as of June 30, 2016	$27,583	$—	$6,258	$—		$40	$33,881
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2016	$(78)	$—	$(566)	$—		$(468)	$(1,112)
______________

(1)	Included in net realized gain from investments in the consolidated statements of operations.

(2)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

(3)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(4)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2015 (in thousands):

	Three and Six Months Ended June 30, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2015 and April 1, 2015	$—	$—	$—	$—	$—	$—
Additions (1)	13,364	—	8,003	987	1,776	24,130
Net change in unrealized appreciation (depreciation) on investments (2)	1	—	288	11	—	300
Net discount accretion	3	—	4	—	—	7
Fair value balance as of June 30, 2015	$13,368	$—	$8,295	$998	$1,776	$24,437
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2015	$1	$—	$288	$11	$—	$300
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.
There were no transfers between any combination of Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2015.
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
The Master Fund is also affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T") and Carey Credit Income Fund - I ("CCIF-I"), two feeder funds whose registration statements to issue $1 billion in feeder fund common shares became effective on July 24, 2015 and July 31, 2015, respectively. The membership of the Boards of Trustees for the Master Fund, CCIF 2016T, CCIF-I are identical. The feeder funds have invested, and intend to continue to invest, substantially all of the proceeds from their public offerings of their common shares in the acquisition of the Master Fund's Common Shares.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. The Advisors waived reimbursement in connection with equity capital raised during the months of November and December and the reimbursement waiver expired on December 31, 2015. As of June 30, 2016, the Advisors have incurred organization and offering costs on behalf of the Master Fund, net of any reimbursement received from the Master Fund, in the approximate amount of $0.1 million. Under the terms of the O&O Agreement, the Master Fund periodically reimburses the Advisors for organization and offering expenses they have incurred based on equity capital raised from Private Offerings.
Dealer Manager Agreement
On July 17, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), CCIF 2016T and CCIF-

Notes to Consolidated Financial Statements (Unaudited)

I. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's and CCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each feeder fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating the Dealer Manager are not presented in this report.
Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2016 and June 30, 2015
The following table presents the related party fees, expenses, transactions and distributions on Common Shares for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2016	2015	2016	2015
Advisor	Investment Advisory Agreement - investment advisory fees, net of waivers(1)	$660	$—	$1,117	$—
Advisor	Administrative Services Agreement - expense reimbursement	$90	$—	$188	$—
Advisor	Shareholder of Common Shares - distributions	$—	$—	$129	$—
CCIF-I	Shareholder of Common Shares - distributions	$—	$—	$6	$—
CCIF 2016T	Shareholder of Common Shares - distributions	$—	$—	$87	$—
CCIF-I	Issuance of Common Shares	$6,565	$—	$7,542	$—
CCIF 2016T	Issuance of Common Shares	$30,082	$—	$42,715	$—
Advisor and GPIM	O&O Agreement - organization cost reimbursements	$206	$—	$228	$—
Trustee Fees	Amended and Restated Bylaws	$86	$—	$163	$—
WPC Holdco LLC	Promissory Notes - principal and interest	$—	$20,019	$—	$20,019
______________

(1)
No advisory fees were waived for the three and six months ended June 30, 2016. Waived investment advisory fees for the three and six months ended June 30, 2015 were $0.4 million and $0.5 million, respectively.

Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of June 30, 2016, management believes that the risk of incurring any losses for such indemnifications are remote.
Note 6. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton entered into a senior-secured term loan (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association as collateral agent, collateral administrator, and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The interest rate is 3-month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of June 30, 2016 Hamilton was in compliance with all material terms and covenants related to the Hamilton Credit Facility. Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional undrawn fees and unused commitment fees.
During the period between June 17, 2016 and September 16, 2016, Hamilton is subject to an undrawn fee of 265 basis points per annum on the amount, if any, of i) $100 million less ii) the outstanding loan amount.  Beginning on September 17, 2016 and ending December 16, 2018, Hamilton is subject to an undrawn fee of 265 basis points per annum on the amount, if any, of i) $150 million less ii) the outstanding loan amount. In the period commencing September 17, 2016 and ending December 17, 2018,

Notes to Consolidated Financial Statements (Unaudited)

Hamilton will be obligated to pay an annual unused commitment fee of 100 basis points on the difference, if any, between $175 million and the greater of i) the outstanding loan amount and ii) $150 million.
Hamilton's borrowings as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
June 30, 2016	$175,000	$59,000	$57,270	3.30%	12/17/19	3.5	years
December 31, 2015	$175,000	$39,000	$37,038	3.18%	12/17/19	4.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR+2.65%) and the base interest rate (i.e. 3-month LIBOR) is subject to quarterly changes. Interest rate is calculated as a the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Note 7. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2016 and December 31, 2015, the Master Fund’s unfunded commitments consisted of the following (in thousands):

Category / Portfolio Company (1)	June 30, 2016	December 31, 2015
Unfunded Delayed Draw Loans:
Chefs' Warehouse (Delayed Draw)	$507	$—
National Technical Systems, Inc (Delayed Draw)	765	765
Noranda Aluminum Acquisition Corp (DIP)	52	—
Pet Holdings ULC (Delayed Draw)	500	—
Subtotal Unfunded Delayed Draw Loans	1,824	765
Other Unfunded Commitments
Mitel Networks Corporation	5,000	—
Total Unfunded Commitments	$6,824	$765
______________________

(1)	May be commitments to one or more entities affiliated with the named portfolio company.
As of June 30, 2016, the Master Fund’s unfunded commitments have decreased in fair value by less than $0.1 million which is recorded on the consolidated schedule of investments and included in investments at fair value on the consolidated statements of assets and liabilities. The Master Fund and Hamilton have sufficient liquidity to fund these commitments should the funding requirement occur.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net increase in net assets resulting from operations	$1,793	$342	$1,568	$327
Basic and diluted weighted average Common Shares outstanding	9,853,170	5,555,556	8,123,296	5,555,556
Earnings per Common Share - basic and diluted (1)	$0.18	$0.06	$0.19	$0.06
______________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2016 and June 30, 2015 (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2016	2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of period	$8.00	$9.00
Net investment income	0.04	0.02
Net realized gain from investments (2)	—	—
Net unrealized gains (3)	0.09	0.04
Net increase resulting from operations	0.13	0.06
Distributions to Common Shareholders
Distributions from net investment income (4)	(0.04)	—
Distributions in excess of net investment income	(0.01)	—
Net decrease resulting from distributions	(0.05)	—
Net asset value, end of period	$8.08	$9.06

INVESTMENT RETURNS
Total investment return (5)	1.64%	0.67%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$98,179	$50,327
Average net assets (6)	$65,721	$50,034
Common Shares outstanding, end of period	12,149,704	5,555,556
Weighted average Common Shares outstanding	8,123,296	5,555,556

Ratios-to-average net assets: (6)
Net investment income	0.46%	0.26%
Total expenses (excluding investment advisory fee waiver)	5.12%	1.73%
Effect of investment advisory fee waiver	—%	(0.97)%
Net expenses	5.12%	0.76%

Average outstanding borrowings (6)	$41,857	$5,000
Portfolio turnover rate (6)(7)	23.62%	0.61%
Asset coverage ratio (8)	2.67	3.52

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Financial Highlights (continued)

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

(2)	Amounts pertaining to realized gains were rounded to zero.

(3)
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

(4)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01.

(5)
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

(6)
The computation of average net assets, average outstanding borrowings, and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.

(7)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) sales of portfolio securities divided by the monthly average of the value of portfolio securities owned by the Master Fund during the fiscal year.

(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 10. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the three and six months ended June 30, 2016 (in thousands, except per Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
March 28, 2016	March 29, 2016	$0.046	$350
Note 11. Subsequent Events
The Master Fund had issued 1,864,989 Common Shares subsequent to June 30, 2016 through and including August 5, 2016, resulting in a $15.3 million increase in equity capital.
On July 29, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 171,209 Common Shares at a cash price of $8.08 per Common Share. The tender offer will expire on September 16, 2016 at 5:00 PM, central time.
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
Beginning with the taxable year ended December 31, 2015, we intend to elect to be treated for federal income tax purposes, and thereafter intend to maintain its qualification, as a RIC under Subchapter M of the Code.
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
Our portfolio includes investments in securities that are rated below investment grade (e.g., junk bonds) by rating agencies, or that would be rated below investment grade if they were rated and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These investments may also be illiquid and feature variances in opinions of fair value and market prices. A material amount of our debt investments in portfolio companies may contain interest rate reset provisions that may present challenges for the borrowers to continue paying periodic interest to us. In addition, a material amount of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of June 30, 2016 and December 31, 2015 and (ii) for the six months ended June 30, 2016 and June 30, 2015, (in thousands, except per share amounts):

	June 30, 2016	December 31, 2015
Total assets	$170,306	$88,726
Adjusted total assets (total assets net of payable for investments purchased)	$156,399	$84,496
Investments in portfolio companies, at fair value	$144,155	$78,226
Borrowings	$59,000	$39,000
Net assets	$98,179	$46,704
Net asset value per Common Share	$8.08	$8.00
Leverage ratio (borrowings/adjusted total assets)	37.7%	46.2%

	Six Months Ended June 30,
	2016	2015
Average net assets	$65,721	$50,034
Average borrowings	$41,857	$5,000
Cost of investments purchased	$88,027	$70,613
Sale of investments	$5,864	$119
Principal payments	$17,728	$36
Net investment income	$301	$128
Net realized gain on investments	$7	$1
Net change in unrealized appreciation on investments	$1,260	$198
Net increase in net assets resulting from operations	$1,568	$327
Total distributions to shareholders	$350	$—
Net investment income per Common Share - basic and diluted	$0.04	$0.02
Earnings per Common Share - basic and diluted	$0.19	$0.06
Distributions per Common Share	$0.05	$—
Portfolio and Investment Activity for the Three and Six Months Ended June 30, 2016 and for the Year Ended December 31, 2015
We commenced investment operations on April 2, 2015. Within the three and six month periods ended June 30, 2016, investment activity was primarily concentrated in sourcing debt investments through primary issuance channels (72.4%) and (69.8%), respectively, and the remainder was through secondary market channels (i.e., syndicated investments). On June 28, 2016 we were granted a SEC exemptive order which grants us exemptive relief and expands our ability to co-invest with specific GPIM affiliates in privately negotiated transactions.
The following table presents our investment activity for the three and six months ended June 30, 2016 (dollars in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Investment activity segmented by access channel:
Primary issuance	$51,620	$61,469
Secondary market transactions	19,682	26,558
Total investment activity	71,302	88,027
Investments sold or repaid	(15,768)	(23,592)
Net investment activity	$55,534	$64,435

Portfolio companies, at beginning of period	39	32
Number of added portfolio companies	17	27
Number of exited portfolio companies	(4)	(7)
Portfolio companies at period end	52	52

Number of debt investments at period end	63	63
Number of equity/other investments at period end	1	1

The following table presents the composition of our investment portfolio by access channel as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
Access Channel	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Primary issuance	$98,065	68.0%	$48,600	62.1%
Secondary market transactions	46,090	32.0	29,626	37.9
Total	$144,155	100.0%	$78,226	100.0%
The following table presents selected information regarding our investment portfolio as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
Weighted average portfolio company EBITDA (1)	$248,114		$199,381
Median annual EBITDA of portfolio companies (1)	$116,700		$111,100
Weighted average purchase price of investments (2)	96.8%		96.8%
Weighted average duration of debt investments (3)	0.6	years	0.7	years
Debt investments on non-accrual status as a percentage of amortized cost	2.8%		—%
Debt investments on non-accrual status as a percentage of fair value	1.3%		—%

Floating interest rate debt investments:
Percent of debt portfolio (4)	91.0%		90.6%
Percent of floating rate debt investments with interest rate floors (4)	98.5%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	555	bps	606	bps
Fixed interest rate debt investments:
Percent of debt portfolio (4)	9.0%		9.4%
Weighted average coupon rate	9.2%		10.0%
Weighted average years to maturity	5.5	years	5.9	years

Weighted Average Effective Yields: (5)
Senior secured loans - first lien	6.8%		7.0%
Senior secured loans - second lien	10.3%		10.1%
Senior secured bonds	6.8%		10.0%
Subordinated debt	10.4%		11.0%
Gross portfolio yield (6)	7.3%		8.0%
_______________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of June 30, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost.

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

(4)	Percent is presented as a percentage of the fair value of all debt investments.

(5)
Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium, or issuance costs. Non-income producing assets are excluded.

(6)
Gross portfolio yield excludes cash and restricted cash. The gross portfolio yield is higher than what investors in our Company will realize because it does not include the operating expenses of the Company.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBO rates ranged between 0.465% for the 1-Month LIBOR to 1.230% for the 12-Month LIBOR on June 30, 2016. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

As of June 30, 2016 we had two debt investments on non-accrual status associated with two portfolio companies in the Energy: Oil and Gas industry. In May 2016 both portfolio companies voluntarily filed petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code.
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2016	$402	0.3%	$—	—%
2018	—	—	3,034	3.6
2019	5,093	3.4	3,460	4.1
2020	26,628	17.6	25,191	30.0
2021	50,535	33.4	20,262	24.1
2022	52,580	34.6	25,528	30.5
2023	15,680	10.4	6,500	7.7
2024	500	0.3	—	—
Total	$151,418	100.0%	$83,975	100.0%
The following table presents the credit ratings of investments in our investment portfolio based upon the rating scale of Standard & Poor's Ratings Services, as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
Standard & Poor's Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BBB-	$1,914	1.3%	$—	—%
BB+	1,656	1.1	—	—
BB	1,047	0.7	—	—
BB-	10,591	7.3	2,552	3.3
B+	21,378	14.9	5,879	7.5
B	40,250	27.9	21,340	27.3
B-	15,820	11.0	16,039	20.5
CCC+	20,734	14.5	17,282	22.1
CCC	3,964	2.7	2,665	3.4
Not rated	26,801	18.6	12,469	15.9
Total	$144,155	100.0%	$78,226	100.0%

Results of Operations
We commenced investment operations on April 2, 2015 and therefore comparative activity during the six months ended June 30, 2015 is not representative of a full six months of operations. Operating results for the three and six months ended June 30, 2016 and June 30, 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total investment income	$1,977	$508	$3,668	$508
Net expenses	1,904	365	3,367	380
Net investment income	73	143	301	128
Net realized gain (loss) on investments	(103)	1	7	1
Net change in unrealized appreciation on investments	1,823	198	1,260	198
Net increase in net assets resulting from operations	$1,793	$342	$1,568	$327
Investment Income
Investment income consisted of the following components for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$1,960	$482	$3,614	$482
Dividend income	—	26	37	26
Fee income	17	—	17	—
Total investment income	$1,977	$508	$3,668	$508
The increase in investment income was due primarily to the growth of our portfolio of investments. Our average total assets (excluding prepaid and deferred expenses) increased from $69.0 million and $69.0 million, respectively, during the three and six months ended June 30, 2015 to $138.0 million and $129.4 million, respectively, during the three and six months ended June 30, 2016. Our annualized return from investment income on average gross assets (excluding prepaid and deferred expenses) for the six months ended June 30, 2016 was 5.66% as compared to 1.48% during the six months ended June 30, 2015.
Dividend income consisted of PIK dividends on one preferred stock investment. The issuer of the preferred stock ceased paying preferred dividends beginning in April 2016.
Our fee income is comprised of transaction based fees and is nonrecurring. All of our fee income occurred during the three months ended June 30, 2016 and was primarily composed of amendment/consent fees.

Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense (related party)	$—	$19	$—	$19
Interest expense	502	—	930	—
Administrative services	25	21	50	21
Related party reimbursements	90	—	188	—
Investment advisory fee	660	354	1,117	444
Performance-based incentive fee	—	40	—	40
Custody services	15	10	29	10
Trustees fees	86	—	163	—
Professional services	274	277	559	277
Insurance	36	37	72	52
Organizational expenses	206	—	228	—
Other expenses	10	1	31	1
Total expenses before management fee waiver	1,904	759	3,367	864
Investment advisory fee and performance-based incentive fee waiver	—	(394)	—	(484)
Net expenses	$1,904	$365	$3,367	$380
On February 27, 2015 (the execution date for investment advisory agreements), the Advisor permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement through and including October 7, 2015. Accordingly, the Advisor waived $0.4 and $0.5 million, respectively, of investment advisory fees in the three and six month period ending June 30, 2015.
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
The composition of our administrative and professional services expenses for the three and six months ended June 30, 2016 and June 30, 2015 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Accounting services	$11	$10	$21	$10
Administration services	11	11	21	11
Administration pricing services	3	—	8	—
Total administrative services	$25	$21	$50	$21

Audit services	$123	$129	$246	$129
Chief compliance officer services	12	12	25	12
Internal audit services	25	—	25	—
Tax consulting services	4	6	8	6
Third-party valuation services	10	13	53	13
Legal services	100	117	202	117
Total professional services	$274	$277	$559	$277

The composition of our interest expense for the three and six months ended June 30, 2016 and June 30, 2015 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense (related party)	$—	$19	$—	$19
Interest expense	$390	$—	$704	$—
Amortization of deferred financing costs	112	—	226	—
Total interest expense	$502	$19	$930	$19
Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 3.30% as of June 30, 2016. Interest expense in the table above also includes all applicable undrawn fees and unused fees as described in Note 6. Borrowings.
Net Realized Gain (Loss) from Investments
For the three and six months ended June 30, 2016, we had dispositions of $2.7 million and $5.9 million, respectively, and for the three and six months ended June 30, 2016, we had principal repayments of $13.0 million and $17.7 million, respectively, resulting in $(0.1) million and a less than $0.1 million, respectively, of net realized gains (losses). For both the three and six months ended June 30, 2015, we had dispositions and principal repayments of $0.1 million and less than $0.1 million, respectively, resulting in approximately less than $0.1 million of net realized gains.
Changes in Unrealized Appreciation and Depreciation on Investments
For the three and six months ended June 30, 2016 and June 30, 2015, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized appreciation on investments (1)	$2,016	$531	$3,319	$531
Unrealized depreciation on investments (1)	(193)	(333)	(2,059)	(333)
Total net change in unrealized appreciation on investments	$1,823	$198	$1,260	$198

Unrealized appreciation on Level 3 investments	$—	$309	$17	$309
Unrealized depreciation on Level 3 investments	(318)	(9)	(1,263)	(9)
Total net change in unrealized appreciation (depreciation) on Level 3 investments	$(318)	$300	$(1,246)	$300
______________________

(1)	Amount is net of any reclassification of realized gain or loss on investment.
Changes in Net Assets from Operations
For the six months ended June 30, 2016 and June 30, 2015 our net assets from operations increased by $1.6 million and $0.3 million respectively. Based on the weighted average shares outstanding for the six months ended June 30, 2016 and June 30, 2015, our per share increase in net assets from operations was $0.19 and $0.06 respectively.
Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015
For the six months ended June 30, 2016 and June 30, 2015, net cash used in operating activities was $68.9 million and $52.9 million respectively, which was concentrated in the acquisition of investments during the ramp up of investment operations.
Net cash provided by financing activities during the six months ended June 30, 2016 was $69.7 million, which primarily consisted of borrowings of $20.0 million, issuance of common shares of $50.3 million, financing cash outflows of $0.2 million and outflows of $0.4 million for distributions paid to shareholders.
Net cash provided by financing activities during the six months ended June 30, 2015 was $20.0 million which was composed entirely of a loan from a subsidiary of WPC.

Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon, and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2016, we had five unfunded commitments totaling $6.8 million as compared to one unfunded commitment totaling $0.8 million as of December 31, 2015. See Note 7. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund this unfunded commitment should the need arise. See Financial Condition, Liquidity and Capital Resources.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include: (i) the incremental sale of our Shares to the related party feeder funds, (ii) incremental borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from investment in portfolio companies, and (iv) incremental principal repayments and sale proceeds from our investments. Our primary uses of cash include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders, and (v) periodic repurchases of our Shares pursuant to our share repurchase program.
As of June 30, 2016, we had $24.2 million of cash (including restricted cash) on hand and incremental borrowing capacity of approximately $19.6 million against $13.9 million payable for investments purchased and $6.8 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (in thousands):

	June 30, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility
Principal	$59,000	$—	$—	$59,000	$—
Interest on borrowings (1)(2)	6,834	1,973	3,947	914	—
Undrawn fees (1)	5,728	2,158	3,570	—	—
Unused commitment fees (1)	570	199	371	—	—
Total Financings	$72,132	$4,330	$7,888	$59,914	$—

Feeder Fund Liquidity:
CCIF 2016T (3)	45,581	—	—	—	45,581
CCIF-I (3)	7,758	—	—	—	7,758
Total Feeder Fund Liquidity	$53,339	$—	$—	$—	$53,339
_______________________

(1)
Interest on borrowings, undrawn fees, and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of June 30, 2016 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after June 30, 2016 would i) increase interest expense and ii) reduce undrawn and unused commitment fees. See Note 6. Borrowings for a description of how the minimum utilization and maximum commitment fees are calculated

(2)	Interest on borrowings is based on the interest rate as of the end of the reporting period (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund's liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of June 30, 2016. The liquidity provisions for CCIF 2016T and CCIF-I stipulate that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to the pursuit of other liquidity alternatives and timing adjustments.

Critical Accounting Policies
Valuation of Investments
Our investments consist primarily of investments in senior and subordinated debt of private middle market U.S. companies and are presented in our unaudited consolidated financial statements at fair value. See Note 3. Investments for more information on our investments. As described more fully in Note 2. Significant Accounting Policies and Note 4. Fair Value of Financial Instruments, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board of Trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and through the consistent application of, the valuation policy and procedures approved by our Board of Trustees, based on, among other things, the input of our Advisors and any independent third-party valuation firms.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Investments classified as Level 3 fair value	$33,881	$30,074
Total fair value of investment portfolio	$144,155	$78,226
% of investment portfolio classified as Level 3 fair value	23.5%	38.4%
% of total assets classified as Level 3 fair value	19.9%	33.9%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2016 and December 31, 2015 are presented in Note 4. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our unaudited consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our unaudited consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% increase in the fair value of our Level 3 investments as of June 30, 2016, assuming all other estimates remain unchanged, would result in a $1.6 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.6 million increase in our net increase in net assets resulting from operations, a $0.16 and $0.20 increase in our earnings per share for the three and six months ending June 30, 2016, respectively, and a $0.13 increase in our net asset value per share as of June 30, 2016. Comparatively a 5% increase in the fair value of our Level 3 investments as of December 31, 2015, assuming all other estimates remain unchanged, would result in a $1.4 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.4 million increase in our net increase in net assets resulting from operations, a $0.24 increase in our earnings per share, and a $0.24 increase in our net asset value per share.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of June 30, 2016 and December 31, 2015, we had borrowed $59.0 million and $39.0 million, respectively, and such amounts are due and payable no later than December 17, 2019. See Note 6. Borrowings.
Related Party Transactions
We have entered into agreements with the Advisor, certain of its affiliates, and GPIM, whereby we agreed to pay certain fees to, and to reimburse certain expenses of, these affiliates for investment advisory services and investment-related and administrative costs incurred on our behalf.
Organization and Offering Expenses and Reimbursement Arrangements with Advisors
See Note 5. Related Party Agreements and Transactions.
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
Co-Investment Transactions
On June 28, 2016, the SEC issued an order to grant exemptive relief to the Master Fund which allows it to co-invest with certain of its affiliates in privately negotiated transactions, including investments originated and directly negotiated by its Advisors, subject to a set of conditions and requirements (the "SEC Exemptive Order").

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 91.0% of our debt investments, or approximately $131.1 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for our variable rate debt investments, (ii) value declines for fixed rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of June 30, 2016, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

			Net Increase
Basis Points (bps) Increase	Interest Income	Interest Expense	(Decrease)
+50 bps	$177	$295	$(118)
+100 bps	828	590	238
+150 bps	1,493	885	608
+200 bps	2,158	1,180	978
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2016 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At June 30, 2016, neither we, nor any of our subsidiaries, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
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

Item 1A. Risk Factors.
As of June 30, 2016, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 15, 2016 except for the following:
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

CAREY CREDIT INCOME FUND

Date:	August 12, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2016	By:	/s/ Paul S. Saint-Pierre
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

10.9
Amended and Restated Loan Agreement dated as of December 17, 2015, Amended and restated as of June 27, 2016 among Hamilton Finance LLC, the Financing Providers party hereto, US Bank National Association as the Collateral Administrator, Collateral Agent and Securities Intermediary party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent.  (Filed herewith)

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