Form 10-Q
period 2016-09-30
Carey Credit Income Fund
filed 2016-11-14
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 8, 2016 was 18,438,651.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $220,790 and $83,914, respectively)	$220,493	$78,226
Cash	5,464	3,380
Restricted cash	8,765	6,545
Interest and dividend income receivable	1,372	530
Principal receivable	—	23
Prepaid and deferred expenses	141	22
Total assets	$236,235	$88,726

Liabilities
Credit facility payable, net of financing costs	$95,387	$37,038
Payable for investments purchased	—	4,230
Accrued investment advisory fee	354	148
Accrued performance-based incentive fee	43	—
Payable to related party	54	35
Trustees fees payable	45	—
Accrued professional services fees	436	450
Accounts payable, accrued expenses and other liabilities	200	121
Total liabilities	96,519	42,022
Commitments and contingencies (see Note 7. Commitments and Contingencies)
Net Assets	$139,716	$46,704

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 16,820,644 and 5,840,060 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$17	$6
Paid-in-capital in excess of par value	141,197	52,339
Accumulated undistributed (distributions in excess of) net investment income	(1,707)	15
Accumulated undistributed net realized gain	506	32
Net unrealized depreciation on investments	(297)	(5,688)
Net assets	$139,716	$46,704
Net asset value per Common Share	$8.31	$8.00
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income
Interest income	$3,503	$1,250	$7,117	$1,732
Dividend income	—	36	37	62
Fee income	204	28	221	28
Total investment income	3,707	1,314	7,375	1,822

Operating Expenses
Interest expense (related party)	—	81	—	100
Interest expense	998	—	1,928	—
Administrative services	32	20	82	41
Related party reimbursements	98	—	286	—
Investment advisory fee	1,025	399	2,142	843
Performance-based incentive fee	43	(40)	43	—
Custody services	18	6	47	16
Trustees fees	101	49	264	49
Professional services fees	253	126	812	403
Insurance	35	37	107	89
Organizational expenses	—	—	228	—
Other expenses	21	—	52	1
Total expenses before investment advisory fee waiver	2,624	678	5,991	1,542
Investment advisory fee and performance-based incentive fee waiver	—	(359)	—	(843)
Net expenses	2,624	319	5,991	699
Net investment income	1,083	995	1,384	1,123

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	467	(37)	474	(36)
Net change in unrealized appreciation (depreciation) on investments	4,131	(3,421)	5,391	(3,223)
Net realized and unrealized gain (loss) on investments	4,598	(3,458)	5,865	(3,259)
Net increase (decrease) in net assets resulting from operations	$5,681	$(2,463)	$7,249	$(2,136)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.08	$0.18	$0.14	$0.20
Earnings (loss) per Common Share - basic and diluted (Note 8. Earnings Per Common Share)	$0.40	$(0.44)	$0.71	$(0.39)
Weighted average Common Shares outstanding (basic and diluted)	14,367,189	5,555,556	10,219,786	5,555,556
Distributions per Common Share	$0.17	$0.02	$0.22	$0.02
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share amounts)

	Nine Months Ended September 30,
	2016	2015
Operations
Net investment income	$1,384	$1,123
Net realized gain (loss) on investments	474	(36)
Net change in unrealized appreciation (depreciation) on investments	5,391	(3,223)
Net increase (decrease) in net assets resulting from operations	7,249	(2,136)
Shareholder distributions:
Distributions from net investment income	(1,399)	(128)
Distributions in excess of net investment income	(1,707)	—
Net decrease in net assets resulting from shareholder distributions	(3,106)	(128)
Capital share transactions:
Issuance of Common Shares	88,869	—
Net increase in net assets resulting from capital share transactions	88,869	—
Total increase (decrease) in net assets	93,012	(2,264)
Net assets at beginning of period	46,704	50,000
Net assets at end of period	$139,716	$47,736

Capital share activity:
Common Shares outstanding at the beginning of the period	5,840,060	5,555,556
Common Shares issued from subscriptions	10,980,584	—
Common Shares outstanding at the end of the period	16,820,644	5,555,556
Undistributed (Distributions in excess of) net investment income at end of period	$(1,707)	$995
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$7,249	$(2,136)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	(37)	(62)
Amortization of premium/accretion of discount on investments, net	(393)	(33)
Proceeds from sales of investments	37,488	10,421
Proceeds from paydowns on investments	22,154	521
Purchases of investments	(195,614)	(84,931)
Net realized (gain) loss on investments	(474)	36
Net change in unrealized (appreciation) depreciation on investments	(5,391)	3,223
Amortization of deferred financing costs	342	—
(Increase) decrease in operating assets:
Restricted cash	(2,220)	—
Interest and dividend income receivable	(842)	(590)
Principal receivable	23	(1,254)
Prepaid and deferred expenses	(119)	(59)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(4,230)	735
Accrued interest expense payable to related party	—	29
Accrued investment advisory fee	206	—
Accrued performance-based incentive fee	43	—
Payable to related party	19	—
Accrued professional services fees	212	319
Trustees fees payable	45	21
Accounts payable, accrued expenses and other liabilities	79	20
Net cash used in operating activities	(141,460)	(73,740)

Financing activities
Issuance of Common Shares	$88,869	$—
Promissory notes payable to related party borrowings	—	28,000
Credit facility borrowings	58,000	—
Payment of financing costs	(219)	—
Distributions paid	(3,106)	(128)
Net cash provided by financing activities	143,544	27,872

Net increase (decrease) in cash	2,084	(45,868)
Cash, beginning of period	3,380	50,000
Cash, end of period	$5,464	$4,132

Supplemental disclosure of cash flow information
Cash paid for interest	$1,468	$90
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 118.4%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,679	$1,665	$1,688	1.2%
Advanced Integration Technology	(12)	Aerospace & Defense	L+5.50%	1.00%	7/22/2021	8,000	7,766	8,030	5.7%
American Academy Holdings, LLC	(12)	Healthcare & Pharmaceuticals	L+5.25%	1.00%	5/17/2021	4,663	4,620	4,620	3.3%
Bay Club Company	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2022	6,534	6,339	6,436	4.6%
Bay Club Company (Bridge Loan)	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2017	1,450	1,422	1,443	1.0%
BBB Industries, Inc.	(12)	Automotive	L+5.00%	1.00%	11/3/2021	4,988	4,879	5,005	3.6%
Belk Inc.	(12)	Retail	L+4.75%	1.00%	12/12/2022	4,726	4,194	4,295	3.1%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	5,975	5,296	5,617	4.0%
Blue Harvest Fisheries	(12)	Beverage, Food & Tobacco	L+7.00%	1.00%	7/29/2022	7,650	7,538	7,535	5.4%
C-III Capital Partners	(10)(12)	Banking, Finance, Insurance & Real Estate	L+5.00%	1.00%	8/8/2021	3,200	3,153	3,152	2.3%
C-III Capital Partners	(10)(12)	Banking, Finance, Insurance & Real Estate	L+7.92%	1.00%	8/8/2021	4,800	4,611	4,608	3.3%
Chefs' Warehouse, Inc.	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	3,904	3,838	3,882	2.8%
Chefs' Warehouse, Inc.(Delayed Draw)	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	179	168	178	0.1%
Dominion Marine Media	(12)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	9/12/2023	7,000	6,919	6,918	5.0%
Dominion Marine Media (Revolver)	(7)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	8/10/2021	1,000	(125)	(12)	—%
Generation Brands	(12)	Construction & Building	L+5.00%	1.00%	6/7/2022	4,988	4,940	4,950	3.5%
Give & Go Prepared Foods Corp.	CN(9)(10)(12)	Beverage, Food & Tobacco	L+5.50%	1.00%	7/12/2023	8,000	7,840	7,985	5.8%
GlobalLogic Holdings Inc.	(12)	Technology	L+5.25%	1.00%	5/31/2019	1,193	1,177	1,194	0.9%
Greenway Health, LLC	(12)	Technology	L+5.00%	1.00%	11/4/2020	4,949	4,755	4,832	3.5%
Harbortouch Payments, LLC	(12)	Technology	L+6.00%	1.00%	5/31/2021	4,582	4,279	4,651	3.3%
Humanetics	(12)	Automotive	L+6.00%	1.00%	7/12/2022	7,500	7,299	7,301	5.2%
Humanetics (Revolver)	(7)	Automotive	L+6.00%	1.00%	7/12/2022	400	(11)	(11)	—%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,950	4,887	4,893	3.5%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.25%	1.00%	4/30/2021	945	932	932	0.7%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/28/2022	2,778	2,678	2,737	2.0%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/7/2022	150	145	148	0.1%
Mavis Tire Supply LLC	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,963	2,926	2,928	2.1%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	4,853	4,805	4,814	3.4%
Med Intermediate (MyEyeDr) (Delayed Draw)	(7)(12)	Retail	L+6.25%	1.00%	8/16/2021	1,631	(24)	(13)	—%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

September 30, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Med Intermediate (MyEyeDr) (Term Loan B)	(12)	Retail	L+6.25%	1.00%	8/16/2021	1,269	1,250	1,258	0.9%
Micron Technology, Inc.	(10)(12)(14)	Technology	L+6.00%	—%	4/26/2022	1,895	1,877	1,919	1.4%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	2,989	2,913	2,952	2.1%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/21/2020	638	613	627	0.5%
National Technical Systems, Inc.	(12)	Aerospace & Defense	L+6.25%	1.00%	6/14/2021	4,177	4,134	4,073	2.9%
National Technical Systems, Inc (Delayed Draw)	(7)(12)	Aerospace & Defense	L+6.25%	1.00%	6/11/2021	765	—	(19)	—%
Noranda Aluminum Acquisition Corp	(12)(16)	Metals & Mining	L+4.50%	1.25%	2/28/2019	434	415	55	—%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,602	2,613	1.9%
Parts Town, LLC	(12)	Beverage, Food & Tobacco	L+6.50%	1.00%	6/23/2022	7,000	7,000	7,000	5.0%
Parts Town, LLC (Revolver)	(7)(15)	Beverage, Food & Tobacco	P+5.50%	1.00%	6/23/2022	1,000	(2)	1	—%
Pelican Products, Inc.	(12)	Containers, Packaging & Glass	L+4.25%	1.00%	4/10/2020	5,018	4,819	4,930	3.5%
Performance Sports Group LTD.	(12)	Consumer Goods: Non-Durable	L+3.50%	1.00%	4/15/2021	350	282	317	0.2%
Pet Holdings ULC	CN(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	4,500	4,428	4,511	3.2%
Pet Holdings ULC (Delayed Draw)	CN(7)(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	500	—	1	—%
P.F. Changs China Bistro, Inc.	(12)(13)	Beverage, Food & Tobacco	L+3.25%	1.00%	6/24/2019	2,917	2,863	2,885	2.1%
P.F. Changs China Bistro, Inc.	(12)(13)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	64	63	63	—%
QLIK Technologies Inc.	(10)(12)	Technology	L+8.25%	1.00%	8/22/2022	8,000	7,843	7,848	5.6%
Reddy Ice	(12)	Beverage, Food & Tobacco	L+5.50%	1.25%	5/1/2019	883	835	814	0.6%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,156	2,129	2,139	1.5%
SiteOne Landscape Supply, Inc.	(12)	Construction & Building	L+5.25%	1.00%	4/29/2022	4,975	4,928	5,028	3.6%
TIBCO Software Inc	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,718	1,726	1,697	1.2%
Tronair Inc.	(12)	Aerospace & Defense	L+4.50%	1.00%	9/8/2023	4,000	3,960	3,960	2.8%
Sub Total Senior Secured Loans - First Lien						173,578	$163,589	$165,408	118.4%

Senior Secured Loans - Second Lien - 25.1%
Atkore International	(12)	Metals & Mining	L+6.75%	1.00%	10/8/2021	3,925	3,486	3,945	2.8%
CTI Foods	(12)	Beverage, Food & Tobacco	L+7.25%	1.00%	6/28/2021	5,000	4,624	4,500	3.2%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+7.75%	1.00%	5/1/2023	500	496	504	0.4%
Planview, Inc.	(12)	Technology	L+9.50%	1.00%	8/9/2022	8,000	7,842	7,846	5.6%
ProQuest LLC	(12)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,600	1,570	1,552	1.1%
SRS Distribution Inc.	(12)	Construction & Building	L+8.75%	1.00%	2/24/2023	5,000	4,904	5,059	3.6%
Tronair Inc.	(12)	Aerospace & Defense	L+8.75%	1.00%	9/6/2024	4,000	3,860	3,860	2.8%
WIRB - Copernicus Group	(12)	Healthcare & Pharmaceuticals	L+9.00%	1.00%	8/12/2022	8,000	7,843	7,843	5.6%
Sub Total Senior Secured Loans - Second Lien						36,025	$34,625	$35,109	25.1%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

September 30, 2016 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets

Senior Secured Bonds - 8.3%
BreitBurn Energy Partners LP	(10)(12)(16)	Energy: Oil & Gas	9.25%	—%	5/18/2020	3,250	3,153	2,763	2.0%
Epicor Software Corp.	(12)	Technology	L+8.25%	1.00%	5/21/2023	5,000	4,866	4,885	3.5%
KeHE Distributors, LLC	(12)	Beverage, Food & Tobacco	7.63%	—%	8/15/2021	500	493	495	0.3%
SandRidge Energy Inc	(10)(12)(16)	Energy: Oil & Gas	8.75%	—%	6/1/2020	1,000	1,000	360	0.3%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%	—%	8/15/2022	3,000	2,886	3,090	2.2%
Sub Total Senior Secured Bonds						12,750	$12,398	$11,593	8.3%

Subordinated Debt - 6.0%
Hanger, Inc.	(10)(12)	Healthcare & Pharmaceuticals	11.50%	—%	8/1/2019	4,000	3,923	4,010	2.9%
StandardAero	(12)	Aerospace & Defense	10.00%	—%	7/15/2023	2,380	2,366	2,553	1.8%
TIBCO Software Inc	(12)	Technology	11.38%	—%	12/1/2021	2,000	2,003	1,780	1.3%
Sub Total Subordinated Debt						8,380	$8,292	$8,343	6.0%

Equity / Other - 0%
BreitBurn Energy Partners LP	(8)(10)(17)	Energy: Oil & Gas	8.00%			251	1,886	40	—%
Sub Total Equity / Other						251	$1,886	$40	—%

TOTAL INVESTMENTS - 157.8%							$220,790	$220,493	157.8%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") unless otherwise noted (i.e. PRIME). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of September 30, 2016, LIBO rates ranged between 0.53111% for 1-month LIBOR to 1.23972% for 6-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan/unfunded commitment whereby some or all of the investment commitment is unfunded as of September 30, 2016 (see Note 7. Commitments and Contingencies).

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

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of September 30, 2016, 81% of total assets represented qualifying assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)	Investment position or portion thereof unsettled as of September 30, 2016.

(12)	Security or portion thereof was pledged as collateral supporting the amounts outstanding under a credit facility as of September 30, 2016; (see Note 6. Borrowings).

(13)
The base interest rate on these investments, or a portion thereof, was 12-month LIBOR which as of September 30, 2016 was 1.55178%. The current base interest rate for these investments may be different from the reference rate on September 30, 2016.

(14)
The base interest rate on these investments, or a portion thereof, was 3-month LIBOR which as of September 30, 2016 was 0.85367%. The current base interest rate for these investments may be different from the reference rate on September 30, 2016.

(15)
The base interest rate on these investments, or a portion thereof, was based on PRIME rate which as of September 30, 2016 was 3.5%. The current base interest rate for these investments may be different from the reference rate on September 30, 2016.

(16)	Investment was on non-accrual status as of September 30, 2016, meaning that the Company has ceased recognizing interest income on these investments.

(17)	Non-income producing security.

(18)
As of September 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3.4 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $3.7 million; the net unrealized depreciation was $0.3 million, the aggregate cost of securities for Federal income tax purposes was $220.8 million.

Abbreviations:
CN = Canada
LIBOR (L) = London Interbank Offered Rate
PRIME (P) = Prime Rate

See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 118.6%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,532	$1,518	$1,473	3.2%
Acrisure, LLC (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	160	158	153	0.3%
Asurion, LLC	(12)	Telecommunications	L+3.50%	0.75%	7/8/2020	1,836	1,840	1,681	3.6%
Belk Inc.	(11)	Retail	L+4.75%	1.00%	12/12/2022	1,500	1,335	1,327	2.8%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	248	213	215	0.5%
Ceridian HCM Holding Inc.	(12)	Services: Business	L+3.50%	1.00%	9/15/2020	2,643	2,625	2,270	4.8%
Data Device Corp	(12)	Aerospace & Defense	L+6.00%	1.00%	7/15/2020	4,975	4,917	4,963	10.6%
Gogo Inc.	(10)(12)	Telecommunications	L+9.75%	1.50%	3/21/2018	1,887	1,889	1,906	4.1%
Gogo Inc.	(10)(12)	Telecommunications	L+6.50%	1.00%	3/21/2018	1,147	1,132	1,113	2.4%
Hub International Holdings Inc.	(12)	Banking, Finance, Insurance & Real Estate	L+3.00%	1.00%	10/2/2020	2,878	2,875	2,724	5.8%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,975	4,902	4,909	10.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	2,131	2,047	2,083	4.4%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	819	787	801	1.7%
Mavis Tire Supply LLC	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,985	2,943	2,944	6.3%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	3,934	3,896	3,897	8.3%
Med Intermediate (MyEyeDr) (Delayed Draw)	(12)	Retail	L+6.25%	1.00%	8/14/2021	956	946	947	2.0%
Mitel US Holdings, Inc.	CN(9)(10)(12)	Telecommunications	L+4.50%	1.00%	4/29/2022	1,542	1,556	1,527	3.3%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	1,000	962	930	2.0%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/19/2020	650	621	601	1.3%
National Technical Systems, Inc.	(12)	Aerospace & Defense	L+6.00%	1.00%	6/12/2021	4,225	4,175	4,184	9.0%
National Technical Systems, Inc. (Delayed Draw)	(7)	Aerospace & Defense	L+6.00%	1.00%	6/14/2021	765	—	(7)	—%
Noranda Aluminum Acquisition Corp	(12)	Metals & Mining	L+4.50%	1.25%	2/28/2019	1,558	1,463	806	1.7%
P.F. Changs China Bistro, Inc.	(12)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	1,902	1,890	1,817	3.9%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,594	2,551	5.5%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,243	2,210	2,184	4.7%
Taxware, LLC	(12	Technology	L+6.50%	1.00%	4/1/2022	4,278	4,239	4,326	9.3%
TIBCO Software Inc	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,731	1,740	1,578	3.4%
ZEP Inc.	(12)	Chemicals, Plastics & Rubber	L+4.75%	1.00%	6/27/2022	1,496	1,489	1,492	3.2%
Sub Total Senior Secured Loans - First Lien						58,696	$56,962	$55,395	118.6%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - Second Lien - 21.8%
Atkore International	(11)(12)	Metals & Mining	L+6.75%	1.00%	10/9/2021	3,925	3,442	3,439	7.4%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+7.75%	1.00%	4/28/2023	500	495	470	1.0%
ProQuest LLC	(11)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,600	1,568	1,576	3.4%
TransFirst Holdings Inc.	(12)	Technology	L+8.00%	1.00%	11/11/2022	4,770	4,712	4,687	10.0%
Sub Total Senior Secured Loans - Second Lien						10,795	$10,217	$10,172	21.8%

Senior Secured Bonds - 20.4%
Breitburn Energy Partners LP	(10)(12)	Energy: Oil & Gas	9.25%		5/18/2020	3,250	3,164	1,966	4.2%
Epicor Software Corp.	(12)	Technology	L+8.25%	1.00%	6/1/2023	5,000	4,856	4,861	10.4%
SandRidge Energy, Inc.	(10)(12)	Energy: Oil & Gas	8.75%		6/1/2020	1,000	1,000	304	0.7%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%		8/15/2022	3,000	2,876	2,392	5.1%
Sub Total Senior Secured Bonds						12,250	$11,896	$9,523	20.4%

Subordinated Debt - 5.7%
StandardAero	(12)	Aerospace & Defense	10.00%		7/15/2023	1,000	987	993	2.1%
TIBCO Software Inc	(11)(12)	Technology	11.38%		12/1/2021	2,000	2,004	1,672	3.6%
Sub Total Subordinated Debt						3,000	$2,991	$2,665	5.7%

Equity / Other - 1.0%
Breitburn Energy Partners LP - Series B Preferred Units	(8)(10)	Energy: Oil & Gas	8.00%			246	1,848	471	1.0%
Sub Total Equity / Other						246	$1,848	$471	1.0%
TOTAL INVESTMENTS - 167.5%	(13)						$83,914	$78,226	167.5%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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
As of September 30, 2016, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Restricted Cash
Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 6. Borrowings). Management believes the credit risk related to its demand deposits is minimal.

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

Notes to Consolidated Financial Statements (Unaudited)

Fee Income
The Advisors, or their affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Advisors are obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in originated co-investment transactions. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements, and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 5. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized gains unless and until such unrealized gains are actually realized.
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
Federal Income Taxes
Beginning with its tax year ended December 31, 2015, the Master Fund has elected to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of September 30, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	September 30, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$163,589	$165,408	75.0%	118.4%
Senior secured loans - second lien	34,625	35,109	15.9	25.1
Senior secured bonds	12,398	11,593	5.3	8.3
Total senior debt	$210,612	$212,110	96.2%	151.8%
Subordinated debt	8,292	8,343	3.8	6.0
Equity / other	1,886	40	—	—
Total investments	$220,790	$220,493	100.0%	157.8%

	December 31, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$56,962	$55,395	70.8%	118.6%
Senior secured loans - second lien	10,217	10,172	13.0	21.8
Senior secured bonds	11,896	9,523	12.2	20.4
Total senior debt	$79,075	$75,090	96.0%	160.8%
Subordinated debt	2,991	2,665	3.4	5.7
Equity / other	1,848	471	0.6	1.0
Total investments	$83,914	$78,226	100.0%	167.5%
As of September 30, 2016, approximately 5.6% of the investment portfolio measured at amortized cost and 5.7% of the investment portfolio measured at fair value were invested in portfolio companies with foreign domiciles, specifically Canada. As of December 31, 2015, approximately 1.9% of the investment portfolio measured at amortized cost and 2.0% of the investment portfolio measured at fair value were invested in a Canadian portfolio company.
As of September 30, 2016, debt investments on non-accrual status represented 2.1% and 1.4% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2015, there were no debt investments on non-accrual status.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	September 30, 2016			December 31, 2015
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio
Technology	$36,368	$36,652	16.6%	$17,549	$17,125	21.8%
Beverage, Food & Tobacco	35,260	35,338	16.0	1,890	1,817	2.3
Aerospace & Defense	22,086	22,457	10.2	10,079	10,131	13.0
Healthcare & Pharmaceuticals	16,882	16,977	7.7	495	470	0.6
Automotive	15,093	15,223	6.9	2,943	2,944	3.8
Construction & Building	14,772	15,037	6.8	—	—	—
Retail	14,653	14,866	6.7	6,178	6,171	7.9
Banking, Finance, Insurance & Real Estate(1)	12,252	12,333	5.6	7,384	7,234	9.2
Containers, Packaging & Glass	10,115	10,547	4.8	213	215	0.3
Utilities: Electric	9,014	9,282	4.2	7,053	6,475	8.3
Hotel, Gaming & Leisure	7,761	7,879	3.6	—	—	—
Media: Advertising, Printing & Publishing	6,794	6,906	3.1	—	—	—
Consumer Goods: Non-Durable	6,101	6,142	2.8	4,902	4,909	6.3
Metals & Mining	3,901	4,000	1.8	4,905	4,245	5.4
Energy: Oil & Gas	6,039	3,163	1.5	6,012	2,741	3.5
Services: Business	2,129	2,139	1.0	4,836	4,453	5.7
Media: Broadcasting & Subscription	1,570	1,552	0.7	1,568	1,576	2.0
Telecommunications	—	—	—	6,418	6,227	8.0
Chemicals, Plastics & Rubber	—	—	—	1,489	1,493	1.9
Total	$220,790	$220,493	100.0%	$83,914	$78,226	100.0%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of September 30, 2016 and December 31, 2015, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$88,616	$76,792	$165,408
Senior secured loans - second lien	—	15,561	19,548	35,109
Senior secured bonds	—	3,945	7,648	11,593
Total senior debt	—	108,122	103,988	212,110
Subordinated debt	—	8,343	—	8,343
Equity / other	—	—	40	40
Total	$—	$116,465	$104,028	$220,493
Percentage	—%	52.8%	47.2%	100.0%

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$34,195	$21,200	$55,395
Senior secured loans - second lien	—	8,596	1,576	10,172
Senior secured bonds	—	2,696	6,827	9,523
Total senior debt	—	45,487	29,603	75,090
Subordinated debt	—	2,665	—	2,665
Equity / other	—	—	471	471
Total	$—	$48,152	$30,074	$78,226
Percentage	—%	61.6%	38.4%	100.0%

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2016 (dollars in thousands):

September 30, 2016
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	21	$76,792	Market comparables	EBITDA multiple	9.5x	Increase
			Market comparables	Market yield (%)	6.50% - 9.25% (7.65%)	Decrease
			Cost(1)	Cost(1)	96.00 - 100.00 (98.60)	Increase
			Market quotations(5)	Broker quote	100.35	Increase
Senior secured loans - second lien	3	$19,548	Cost(1)	Cost(1)	96.50 - 98.07 (97.55)	Increase
			Market comparables	Market yield (%)	10.50%	Decrease
Senior secured bonds	2	$7,648	Market quotations(5)	Broker quote	85.00	Increase
			Market comparables	Market yield (%)	9.72%	Decrease
Equity / other	1	$40	Market and income approach	Company specific risk premium	515.60%	Decrease
			Option valuation model	Volatility	163.18%	Increase
Total	27	$104,028
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2015 (dollars in thousands):

December 31, 2015
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	7	$21,200	Market comparables	EBITDA Multiple	10.6x - 15.8x (12.7x)	Increase
			Prepayment probability analysis	Probability weighting of alternative outcomes	20% - 50%	Increase
Senior secured loans - second lien	1	$1,576	Market quotations (5)	Broker quote	98.50	Increase
Senior secured bonds	2	$6,827	Market quotations (5)	Broker quote	60.50	Increase
			Market comparables	EBITDA multiple	12.4x	Increase
Equity / other	1	$471	Market and income approach	Company specific risk premium	40.8%	Decrease
			Option valuation model	Volatility	133%	Increase
Total	11	$30,074
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of July 1, 2016	$27,583	$—	$6,258	$—	$40	$33,881
Additions (1)	49,445	19,540	—	—	—	68,985
Net realized gains (2)	9	—	—	—	—	9
Net change in unrealized appreciation on investments (3)	265	3	1,387	—	—	1,655
Sales or repayments (4)	(537)	—	—	—	—	(537)
Net discount accretion	27	5	3	—	—	35
Fair value balance as of September 30, 2016	$76,792	$19,548	$7,648	$—	$40	$104,028
Change in net unrealized appreciation on investments held as of September 30, 2016	$255	$3	$1,387	$—	$—	$1,645

	Nine Months Ended September 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—	$471	$30,074
Additions (1)	60,297	19,540	—	—	37	79,874
Net realized gains (2)	188	—	—	—	—	188
Net change in unrealized appreciation (depreciation) on investments (3)	53	3	821	—	(468)	409
Sales or repayments (4)	(9,969)	—	—	—	—	(9,969)
Net discount accretion	60	5	—	—	—	65
Transfers out of Level 3 (5)(6)	—	(1,576)	—	—	—	(1,576)
Transfers into Level 3 (5)(7)	4,963	—	—	—	—	4,963
Fair value balance as of September 30, 2016	$76,792	$19,548	$7,648	$—	$40	$104,028
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2016	$187	$3	$821	$—	$(468)	$543
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the nine months ended September 30, 2016, one investment was transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

(7)	For the nine months ended September 30, 2016, one investment was transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of July 1, 2015	$13,368	$—	$8,295	$998	$1,776	$24,437
Additions (1)	7,041	—	—	—	36	7,077
Net change in unrealized depreciation on investments (3)	(7)	—	(909)	—	(1,123)	(2,039)
Sales or repayments (4)	(31)	—	—	—	—	(31)
Net discount accretion	8	—	6	—	—	14
Transfers out of Level 3 (5)(6)	—	—	—	(998)	—	(998)
Fair value balance as of September 30, 2015	$20,379	$—	$7,392	$—	$689	$28,460
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2015	$(7)	$—	$(909)	$—	$(1,123)	$(2,039)

	Nine Months Ended September 30, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2015	$—	$—	$—	$—	$—	$—
Additions (1)	20,405	—	8,003	—	1,812	30,220
Net change in unrealized depreciation on investments (3)	(6)	—	(621)	—	(1,123)	(1,750)
Sales or repayments (4)	(31)	—	—	—	—	(31)
Net discount accretion	11	—	10	—	—	21
Fair value balance as of September 30, 2015	$20,379	$—	$7,392	$—	$689	$28,460
Change in net unrealized depreciation on investments held as of September 30, 2015	$(6)	$—	$(621)	$—	$(1,123)	$(1,750)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Reserved

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments, proceeds from sales of investments and distributions received on equity investments classified as return of capital, if any.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the three months ended September 30, 2015, one investment was transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of credit facility payable approximates its fair value and it is considered to be classified as a Level 3 liability in the fair value hierarchy.

Notes to Consolidated Financial Statements (Unaudited)

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
The Master Fund is also affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T") and Carey Credit Income Fund - I ("CCIF-I"), two feeder funds whose registration statements to issue $1 billion in feeder fund common shares became effective on July 24, 2015 and July 31, 2015, respectively. The memberships of the Boards of Trustees for the Master Fund, CCIF 2016T, and CCIF-I are identical. The feeder funds have invested, and intend to continue to invest, substantially all of the proceeds from their public offerings of their common shares in the acquisition of the Master Fund's Common Shares.
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
Management Fee: The management fee (recorded as an investment advisory fee) is calculated at the following annual rates based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and is payable monthly in arrears:
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

All fees are computed in accordance with a detailed fee calculation methodology as approved by the Board of Trustees. On February 27, 2015, the Advisor permanently waived all investment advisory and performance-based incentive fee under the terms of the Investment Advisory Agreement through and including October 7, 2015.
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
Administrative Services Agreement
On October 3, 2016, the Master Fund entered into an amended and restated administrative services agreement with the Advisor, (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator, performs and oversees the Master Fund's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders and filing reports with the SEC. In addition, the Advisor assists in determining net asset value, oversees the preparation and filing of tax returns,

Notes to Consolidated Financial Statements (Unaudited)

oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Master Fund reimburses the Advisor for the allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Master Fund had no obligation to reimburse the Advisor for any services or other expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Advisor or its affiliates on the Master Fund's behalf.
Unless earlier terminated, the Administrative Services Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect year to year thereafter if approved annually by a majority of the Master Fund's Board of Trustees and the Master Fund's Independent Trustees.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. The Advisors waived reimbursement in connection with equity capital raised during the months of November and December and the reimbursement waiver expired on December 31, 2015. As of September 30, 2016, the Advisors have incurred organization and offering costs on behalf of the Master Fund, net of any reimbursement received from the Master Fund, in the approximate amount of less than $0.1 million. Under the terms of the O&O Agreement, the Master Fund periodically reimburses the Advisors for organization and offering expenses they have incurred based on equity capital raised from Private Offerings.
Dealer Manager Agreement
On July 17, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), CCIF 2016T and CCIF-I. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's and CCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each feeder fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating the Dealer Manager are not presented in this report.
Structuring Fees
The Advisors are obligated to remit to the Company any earned capital structuring fees based on the Company’s pro rata portion of the co-investment transactions or originated investments in which the Company participates.

Notes to Consolidated Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2016 and September 30, 2015
The following table presents the related party fees, expenses, transactions and distributions on Common Shares for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2016	2015	2016	2015
Advisor	Investment Advisory Agreement - investment advisory fee, net of waivers(1)(2)	$1,025	$—	$2,142	$—
Advisor	Administrative Services Agreement - expense reimbursement	98	—	286	—
Advisor	Shareholder of Common Shares - distributions	474	64	603	64
CCIF-I	Shareholder of Common Shares - distributions	268	—	275	—
CCIF 2016T	Shareholder of Common Shares - distributions	1,539	—	1,626	—
CCIF-I	Issuance of Common Shares	5,666	—	13,208	—
CCIF 2016T	Issuance of Common Shares	32,946	—	75,661	—
Advisors	O&O Agreement - organization cost reimbursements	—	—	228	—
Advisors	O&O Agreement - offering cost reimbursements	61	—	107	—
Trustee Fees	Amended and Restated Bylaws	101	49	264	49
WPC Holdco LLC	Promissory Notes - principal and interest	—	8,081	—	28,100
GPIM	Co-Investment Exemptive Relief Order - Reimbursement of Structuring Fees	157	—	157	—
______________

(1)
No investment advisory fee was waived for the three and nine months ended September 30, 2016. Waived investment advisory fee for the three and nine months ended September 30, 2015 was $0.4 million and $0.8 million, respectively.

(2)
During the three and nine months ended September 30, 2016, none of the performance-based incentive fee was payable to the Advisors and therefore recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

Co-Investment Transactions Exemptive Relief
On June 28, 2016 the Master Fund was granted a SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisors.
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of September 30, 2016, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 6. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton entered into a senior-secured term loan (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association as collateral agent, collateral administrator, and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The interest rate is 3-month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned

Notes to Consolidated Financial Statements (Unaudited)

by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of September 30, 2016, Hamilton was in compliance with all material terms and covenants related to the Hamilton Credit Facility. Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional undrawn fees and unused commitment fees.
During the period between June 17, 2016 and September 16, 2016, Hamilton was subject to an undrawn fee of 265 basis points per annum on the amount of i) $100 million less ii) the outstanding loan amount.  Beginning on September 17, 2016 and ending December 16, 2018, Hamilton is subject to an undrawn fee of 265 basis points per annum on the amount, if any, of i) $150 million less ii) the outstanding loan amount. In the period commencing September 17, 2016 and ending December 17, 2018, Hamilton is obligated to pay an annual unused commitment fee of 100 basis points on the difference, if any, between $175 million and the greater of i) the outstanding loan amount and ii) $150 million.
Hamilton's borrowings as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
September 30, 2016	$175,000	$97,000	$95,387	3.51%	12/17/19	3.2	years
December 31, 2015	$175,000	$39,000	$37,038	3.18%	12/17/19	4.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR+2.65%) and the base interest rate (i.e. 3-month LIBOR) are subject to quarterly changes. Interest rate is calculated as a the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Note 7. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2016 and December 31, 2015, the Master Fund’s unfunded commitments consisted of the following (in thousands):

Category / Portfolio Company (1)	September 30, 2016	December 31, 2015
Unfunded Delayed Draw Loans:
Med Intermediate (Delayed Draw)	$1,631	$—
National Technical Systems, Inc (Delayed Draw)	765	765
Pet Holdings ULC (Delayed Draw)	500	—
Subtotal Unfunded Delayed Draw Loans	2,896	765
Unfunded Revolvers:
Dominion Marine Media (Revolver)	1,000	—
Humanetics (Revolver)	400	—
Parts Town, LLC (Revolver)	900	—
Subtotal Unfunded Revolvers	2,300	—
Total Unfunded Commitments	$5,196	$765
______________________

(1)	May be commitments to one or more entities affiliated with the named portfolio company.
As of September 30, 2016, the Master Fund’s unfunded commitments have increased in fair value by $0.2 million which is recorded on the consolidated schedule of investments and included in investments at fair value on the consolidated statements of assets and liabilities. The Master Fund and Hamilton have sufficient liquidity to fund these commitments should the funding requirement occur.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net increase (decrease) in net assets resulting from operations	$5,681	$(2,463)	$7,249	$(2,136)
Basic and diluted weighted average Common Shares outstanding	14,367,189	5,555,556	10,219,786	5,555,556
Earnings (loss) per Common Share - basic and diluted (1)	$0.40	$(0.44)	$0.71	$(0.39)
______________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2016 and September 30, 2015 (in thousands, except share and per share amounts):

	Nine Months Ended September 30,
	2016	2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of period	$8.00	$9.00
Net investment income	0.14	0.20
Net realized gain on investments	0.05	—
Net unrealized gain (loss) (2)	0.34	(0.59)
Net increase (decrease) resulting from operations	0.53	(0.39)
Distributions to Common Shareholders
Distributions from net investment income (3)	(0.14)	(0.02)
Distributions in excess of net investment income	(0.08)	—
Net decrease resulting from distributions	(0.22)	(0.02)
Net asset value, end of period	$8.31	$8.59

INVESTMENT RETURNS
Total investment return (4)	6.64%	(4.33)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$139,716	$47,736
Average net assets (5)	$83,661	$49,722
Common Shares outstanding, end of period	16,820,644	5,555,556
Weighted average Common Shares outstanding	10,219,786	5,555,556

Ratios-to-average net assets: (5)
Net investment income	1.65%	2.26%
Total expenses (excluding investment advisory fee waiver)	7.16%	3.10%
Effect of investment advisory fee waiver	—%	(1.69)%
Net expenses	7.16%	1.41%

Average outstanding borrowings (5)	$55,100	$12,000
Portfolio turnover rate (5)(6)	46.39%	26.69%
Asset coverage ratio (7)	2.44	2.71

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Financial Highlights (continued)

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(4)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)
The computation of average net assets, average outstanding borrowings, and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any prepayments received divided by the monthly average of the value of portfolio securities owned by the Master Fund during the fiscal year.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 10. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the nine months ended September 30, 2016 and the nine months ended September 30, 2015 (in thousands, except per Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
For Fiscal Year 2016
March 28, 2016	March 29, 2016	$0.046	$350
August 30, 2016	August 31, 2016	$0.050	$756
September 27, 2016	September 28, 2016	$0.121	$2,000
For Fiscal Year 2015
June 30, 2015	August 14, 2015	$0.020	$128
Note 11. Subsequent Events
The Master Fund had issued 1,618,007 Common Shares subsequent to September 30, 2016 through and including November 8, 2016, resulting in a $13.5 million increase in equity capital.
On October 3, 2016, the SEC issued a notice of effectiveness for the registration statement of Carey Credit Income Fund 2017 T (file number 333-211613), a feeder fund affiliate of the Master Fund.
On November 10, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 226,583 Common Shares at a cash price of $8.31 per Common Share. The tender offer will expire on December 23, 2016 at 5:00 PM, central time.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this Item 2 should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," "our," and "Master Fund" refer to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited consolidated financial statements presented in Part I. Item 1. Consolidated Financial Statements (unaudited), unless otherwise defined herein.
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

We intend to meet our investment objectives by investing primarily in large, privately-negotiated loans to private middle market U.S. companies. Specifically, we expect a typical borrower to have EBITDA of $25 million to $100 million and annual revenue ranging from $50 million to $1 billion. We seek to invest in businesses that have a strong reason to exist and have demonstrated competitive and strategic advantages. These companies generally possess distinguishing business characteristics, such as a leading competitive position in a well-defined market niche, unique brands, sustainable profitability and cash flow, and experienced management. We anticipate that our investments will sit senior (generally as senior secured debt) in a borrower’s capital structure and have repayment priority over other parts of a borrower’s capital structure (i.e., subordinated debt, preferred and common equity). By investing in a more senior attachment point of a borrower’s capital structure, we expect to protect our principal with less risk, which we believe provides for a distinctive risk/return profile as compared to that of a typical middle market or private equity alternative investment. In addition to privately-negotiated loans, we may invest in opportunities that include more broadly syndicated assets, such as bank loans and corporate bonds. In these instances, our portfolio is more heavily weighted towards floating-rate investments, whose revenue streams may increase in a rising interest rate environment. We may also invest in fixed-rate investments, options, or other forms of equity participation, and, to a limited extent and not as a principal investment strategy, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”). We seek to make investments which have favorable characteristics, including closing fees, prepayment premiums, lender-friendly control provisions, and lender-friendly covenants.
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

We will continue to borrow money from time to time within the levels permitted by the 1940 Act, which generally allows us to incur leverage of up to 50% of our total assets, less liabilities and indebtedness not represented by senior securities. The use of borrowed funds, or the proceeds of a preferred stock offering, to finance investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by holders of our Shares.
Revenues
We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have expected maturities of one to eight years, although we have no lower or upper constraint on maturity, and typically earn interest at fixed rates or floating rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the respective maturity dates. In addition, we may generate revenue in the form of dividends from preferred and common equity investments, amortization of original issue discount, prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.
Operating Expenses
Our primary operating expenses include an investment advisory fee and, depending on our operating results, a performance-based incentive fee, interest expense, administrative services, related party reimbursements, custodian and accounting services, and other third-party professional services fees and expenses. The investment advisory and performance-based incentive fees compensate the Advisors for their services in identifying, evaluating, negotiating, closing, and monitoring our investments.
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of September 30, 2016 and December 31, 2015 and (ii) for the nine months ended September 30, 2016 and September 30, 2015, (in thousands, except per share amounts):

	September 30, 2016	December 31, 2015
Total assets	$236,235	$88,726
Adjusted total assets (total assets net of payable for investments purchased)	$236,235	$84,496
Investments in portfolio companies, at fair value	$220,493	$78,226
Borrowings	$97,000	$39,000
Net assets	$139,716	$46,704
Net asset value per Common Share	$8.31	$8.00
Leverage ratio (borrowings/adjusted total assets)	41.1%	46.2%

	Nine Months Ended September 30,
	2016	2015
Average net assets	$83,661	$49,722
Average borrowings	$55,100	$12,000
Cost of investments purchased	$195,614	$84,931
Sale of investments	$37,488	$10,421
Principal payments	$22,154	$521
Net investment income	$1,384	$1,123
Net realized gain (loss) on investments	$474	$(36)
Net change in unrealized appreciation (depreciation) on investments	$5,391	$(3,223)
Net increase (decrease) in net assets resulting from operations	$7,249	$(2,136)
Total distributions to shareholders	$3,106	$128
Net investment income per Common Share - basic and diluted	$0.14	$0.20
Earnings (loss) per Common Share - basic and diluted	$0.71	$(0.39)
Distributions per Common Share	$0.22	$0.02
Portfolio and Investment Activity for the Three and Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015
We commenced investment operations on April 2, 2015. On June 28, 2016 we were granted a SEC exemptive order which grants us exemptive relief and expands our ability to co-invest with specific affiliates in privately negotiated transactions. Accordingly, within the three month period ended September 30, 2016, our investment activity was dominated in sourcing 18 debt investments through our direct origination channel (81.1%); for the nine months ended September 30, 2016, the combination of direct origination and primary issuance activity represented (84.1%), of total capital invested, and the remainder was through secondary market channels (i.e., syndicated investments).
The following table presents our investment activity for the three and nine months ended September 30, 2016 (dollars in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Investment activity segmented by access channel:
Direct origination	$87,214	$87,214
Primary issuance	15,770	77,239
Secondary market transactions	4,603	31,161
Total investment activity	107,587	195,614
Investments sold or repaid	(36,050)	(59,642)
Net investment activity	$71,537	$135,972

Portfolio companies at beginning of period	52	32
Number of added portfolio companies	14	43
Number of exited portfolio companies	(14)	(23)
Portfolio companies at period end	52	52

Number of debt investments at period end	67	67
Number of equity/other investments at period end	1	1

The following table presents the composition of our investment portfolio by access channel as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
Access Channel	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct origination	$87,905	39.9%	$—	—%
Primary issuance	95,860	43.5	48,600	62.1
Secondary market transactions	36,728	16.6	29,626	37.9
Total	$220,493	100.0%	$78,226	100.0%
The following table presents a breakdown of our direct origination component as of September 30, 2016 (dollars in thousands):

	Investments (1)	Principal Amount	Cost	Fair Value
Senior secured loans - first lien	14	$67,534	$63,709	$64,346
Senior secured loans - second lien	3	20,000	19,545	19,549
Subordinated debt	1	4,000	3,922	4,010
Total direct origination	18	$91,534	$87,176	$87,905
_______________________

(1)	Represents investments across 12 portfolio companies.
The following table presents selected information regarding our investment portfolio as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
Weighted average portfolio company EBITDA (1)	$141,873		$199,381
Median annual EBITDA of portfolio companies (1)	$84,800		$111,100
Weighted average purchase price of investments (2)	96.9%		96.8%
Weighted average duration of debt investments (3)	0.4	years	0.7	years
Debt investments on non-accrual status as a percentage of amortized cost	2.1%		—%
Debt investments on non-accrual status as a percentage of fair value	1.4%		—%

Floating interest rate debt investments:
Percent of debt portfolio (4)	93.2%		90.6%
Percent of floating rate debt investments with interest rate floors (4)	99.1%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	630	bps	606	bps
Fixed interest rate debt investments:
Percent of debt portfolio (4)	6.8%		9.4%
Weighted average coupon rate	10.3%		10.0%
Weighted average years to maturity	4.6	years	5.9	years

Weighted Average Effective Yields: (5)
Senior secured loans - first lien	7.4%		7.0%
Senior secured loans - second lien	10.5%		10.1%
Senior secured bonds	6.6%		10.0%
Subordinated debt	11.5%		11.0%
Gross portfolio yield (6)	7.9%		8.0%
_______________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of September 30, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost.

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

(6)
Gross portfolio yield excludes cash and restricted cash. The gross portfolio yield is higher than what investors in our Company will realize because it does not include the Company's operating expenses.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBO rates ranged between 0.531% for the 1-Month LIBOR to 1.552% for the 12-Month LIBOR on September 30, 2016. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
As of September 30, 2016 we had three debt investments on non-accrual status associated with three portfolio companies, two of which are in the Energy: Oil and Gas industry and one of which is in the Metals & Mining industry. In May of 2016, two of the portfolio companies voluntarily filed petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code.
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2017	$1,450	0.6%	$—	—%
2018	—	—	3,034	3.6
2019	9,491	4.2	3,460	4.1
2020	24,681	10.9	25,191	30.0
2021	64,177	28.5	20,263	24.1
2022	85,358	37.9	25,528	30.5
2023	36,380	16.1	6,500	7.7
2024	4,000	1.8	—	—
Total	$225,537	100.0%	$83,976	100.0%
The following table presents the credit ratings of investments in our investment portfolio based upon the rating scale of Standard & Poor's Ratings Services, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
Standard & Poor's Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BBB-	$1,920	0.9%	$—	—%
BB-	7,641	3.5	2,552	3.3
B+	17,097	7.7	5,879	7.5
B	47,828	21.7	21,340	27.3
B-	14,551	6.6	16,039	20.5
CCC+	20,878	9.5	17,282	22.1
CCC	4,333	1.9	2,665	3.4
Not rated	106,245	48.2	12,469	15.9
Total	$220,493	100.0%	$78,226	100.0%

Results of Operations
We commenced investment operations on April 2, 2015 and therefore comparative operating results for the nine months ended September 30, 2015 is not representative of a full nine months of operations. Operating results for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total investment income	$3,707	$1,314	$7,375	$1,822
Net expenses	2,624	319	5,991	699
Net investment income	1,083	995	1,384	1,123
Net realized gain (loss) on investments	467	(37)	474	(36)
Net change in unrealized appreciation (depreciation) on investments	4,131	(3,421)	5,391	(3,223)
Net increase (decrease) in net assets resulting from operations	$5,681	$(2,463)	$7,249	$(2,136)
Investment Income
Investment income consisted of the following components for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$3,503	$1,250	$7,117	$1,732
Dividend income	—	36	37	62
Fee income	204	28	221	28
Total investment income	$3,707	$1,314	$7,375	$1,822
The increase in investment income was driven by (i) the growth in the portfolio of investments and (ii) an increase in the yield on the portfolio of investments. For the three and nine months ended September 30, 2016 average investments at cost was $184.7 million and $136.6 million, respectively. For the three and nine months ended September 30, 2015 average investments at cost was $72.3 million and $36.1 million, respectively. For the three and nine months ended September 30, 2016 annualized yield on average investments at cost was 8.04% and 7.20%, respectively. For the three and nine months ended September 30, 2015 annualized yield on average investments at cost was 7.28% and 6.72%, respectively.
Dividend income consisted of PIK dividends on one preferred stock investment. The issuer of the preferred stock ceased paying preferred dividends beginning in April 2016.
Our fee income is comprised of the following fee classifications and is nonrecurring;

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Structuring fees	$157	$—	$157	$—
Amendment/consent fees	16	13	31	13
Commitment fees/other	31	15	33	15
Total fee income	$204	$28	$221	$28

Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense (related party)	$—	$81	$—	$100
Interest expense	998	—	1,928	—
Administrative services	32	20	82	41
Related party reimbursements	98	—	286	—
Investment advisory fee	1,025	399	2,142	843
Performance-based incentive fee	43	(40)	43	—
Custody services	18	6	47	16
Trustees fees	101	49	264	49
Professional services fees	253	126	812	403
Insurance	35	37	107	89
Organizational expenses	—	—	228	—
Other expenses	21	—	52	1
Total expenses before investment advisory fee waiver	2,624	678	5,991	1,542
Investment advisory fee and performance-based incentive fee waiver	—	(359)	—	(843)
Net expenses	$2,624	$319	$5,991	$699
On February 27, 2015 (the execution date for investment advisory agreements), the Advisor permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement through and including October 7, 2015. Accordingly, the Advisor waived $0.4 and $0.8 million, respectively, of investment advisory fee in the three and nine month periods ending September 30, 2015.
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
The composition of our administrative and professional services fees for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Accounting services	$14	$10	$35	$20
Administration services	14	10	35	21
Independent pricing services	4	—	12	—
Total administrative services	$32	$20	$82	$41

Audit services	$125	$120	$371	$248
Chief compliance officer services	13	7	38	19
Internal audit services	35	—	60	—
Tax consulting services	4	5	12	11
Third-party valuation services	42	23	95	36
Legal services	34	(29)	236	89
Total professional services fees	$253	$126	$812	$403

The composition of our interest expense for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense (related party)	$—	$81	$—	$100
Interest expense	882	—	1,586	—
Amortization of deferred financing costs	116	—	342	—
Total interest expense	$998	$81	$1,928	$100
Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 3.51% as of September 30, 2016. Interest expense in the table above also includes all applicable undrawn fees and unused commitment fees as described in Note 6. Borrowings.
Net Realized Gain (Loss) on Investments
For the three months ended September 30, 2016, we had dispositions and principal repayments of $36.1 million, resulting in a net realized gain of $0.5 million. For the nine months ended September 30, 2016, we had dispositions and principal repayments of $59.6 million, resulting in a net realized gain of $0.5 million. For the three months ended September 30, 2015 we had dispositions and principal repayments of $10.8 million resulting in a net realized loss of less than $0.1 million. For the nine months ended September 30, 2015 we had dispositions and principal repayments of $10.9 million resulting in a net realized loss of less than $0.1 million.
Changes in Unrealized Appreciation and Depreciation on Investments
For the three and nine months ended September 30, 2016 and September 30, 2015, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized appreciation on investments (1)	$4,876	$127	$6,409	$196
Unrealized depreciation on investments (1)	(745)	(3,548)	(1,018)	(3,419)
Total net change in unrealized appreciation (depreciation) on investments	$4,131	$(3,421)	$5,391	$(3,223)

Unrealized appreciation on Level 3 investments	$1,768	$7	$1,194	$15
Unrealized depreciation on Level 3 investments	(113)	(2,046)	(783)	(1,765)
Total net change in unrealized appreciation (depreciation) on Level 3 investments	$1,655	$(2,039)	$411	$(1,750)
______________________

(1)	Amount is net of any reclassification of realized gain or loss on investment.

Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015
For the nine months ended September 30, 2016 and September 30, 2015, net cash used in operating activities was $141.5 million and $73.7 million respectively, which was concentrated in the acquisition of investments net of sales and prepayments.
Net cash provided by financing activities during the nine months ended September 30, 2016 was $143.5 million, which primarily consisted of borrowings of $58.0 million, issuance of Common Shares of $88.9 million, financing cash outflows of $0.2 million, and $3.1 million for distributions paid to shareholders.
Net cash provided by financing activities during the nine months ended September 30, 2015 was $27.9 million which was composed of borrowings related to the Promissory Notes entered into with the Lender net of distributions paid to shareholders.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon, and the total commitment amount does not necessarily represent future cash requirements. As of September 30,

2016, we had six unfunded commitments totaling $5.2 million as compared to one unfunded commitment totaling $0.8 million as of December 31, 2015. See Note 7. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund this unfunded commitment should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
As of September 30, 2016, we had $14.2 million of cash (including restricted cash) on hand and approximately $21.4 million of unused borrowing capacity to cover $5.2 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (in thousands):

	September 30, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility
Principal	$97,000	$—	$—	$97,000	$—
Interest on borrowings (1)(2)	11,074	3,449	6,897	728	—
Undrawn fees (1)	3,145	1,424	1,721	—	—
Unused commitment fees (1)	560	253	307	—	—
Total Financings	$111,779	$5,126	$8,925	$97,728	$—

Feeder Fund Liquidity:
CCIF 2016T (3)	$79,904	$—	$—	$—	$79,904
CCIF-I (3)	13,666	—	—	—	13,666
Total Feeder Fund Liquidity	$93,570	$—	$—	$—	$93,570
_______________________

(1)
Interest on borrowings, undrawn fees, and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of September 30, 2016 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after September 30, 2016 would i) increase interest expense and ii) reduce undrawn and unused commitment fees. See Note 6. Borrowings for a detailed description of undrawn fees and unused commitment fees .

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of September 30, 2016. The liquidity provisions for CCIF 2016T and CCIF-I stipulate that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Investments classified as Level 3 fair value	$104,028	$30,074
Total fair value of investment portfolio	$220,493	$78,226
% of investment portfolio classified as Level 3 fair value	47.2%	38.4%
% of total assets classified as Level 3 fair value	44.0%	33.9%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2016 and December 31, 2015 are presented in Note 4. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our unaudited consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our unaudited consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% increase in the fair value of our Level 3 investments as of September 30, 2016, assuming all other estimates remain unchanged, would result in a $5.2 million increase in net change in unrealized appreciation on investments, a $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.0 million increase performance-based incentive fee recorded on the statement of operations for the three and nine months ending September 30, 2016, a $4.1 million net increase in net assets resulting from operations, a $0.29 and $0.40 increase in our earnings per share for the three and nine months ending September 30, 2016, respectively, and a $0.24 increase in our net asset value per share as of September 30, 2016. Comparatively a 5% increase in the fair value of our Level 3 investments as of December 31, 2015, assuming all other estimates remain unchanged, would result in a $1.4 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.4 million increase in our net increase in net assets resulting from operations, a $0.24 increase in our earnings per share, and a $0.24 increase in our net asset value per share.
Management Fees
See Note 2. Significant Accounting Policies.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments.
In 2015, we entered into an Investment Advisory Agreement and an Administrative Services Agreement with the Advisor and, to a limited extent, an Investment Sub-Advisory Agreement with the Advisor and GPIM. See Note 5. Related Party Agreements and Transactions for a more detailed description of these agreements. All investment advisory and performance-based incentive fees described in the Investment Advisory and Sub-Advisory Agreements had been waived by the Advisor for the period starting February 27, 2015 to and including October 7, 2015.

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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of September 30, 2016 and December 31, 2015, we had borrowed $97.0 million and $39.0 million, respectively, and such amounts are due and payable no later than December 17, 2019. See Note 6. Borrowings.
Related Party Transactions
We have entered into agreements with the Advisor, certain of its affiliates, and GPIM, whereby we agreed to pay certain fees to, and to reimburse certain expenses of, these affiliates for investment advisory services and investment-related and administrative costs incurred on our behalf. See Note 5. Related Party Agreements and Transactions for a discussion of related party transactions, investment advisory fee, reimbursement of administrative services expenses, and lending and interest payments between related parties.
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
Co-Investment Transactions Exemptive Relief
On June 28, 2016, the SEC issued an order to grant exemptive relief to the Master Fund which allows it to co-invest with certain of its affiliates in privately negotiated transactions, including investments originated and directly negotiated by its Advisors, subject to a set of conditions and requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 93.2% of our debt investments, or approximately $205.4 million measured at fair value, is subject to variable interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for our variable rate debt investments, (ii) value declines for fixed rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of September 30, 2016, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

			Net Increase
Basis Points (bps) Increase	Interest Income	Interest Expense	(Decrease)
+50 bps	$301	$485	$(184)
+100 bps	1,017	970	47
+150 bps	1,733	1,455	278
+200 bps	2,449	1,940	509
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2016 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At September 30, 2016, neither we, nor any of our subsidiaries, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
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

Item 1A. Risk Factors.
As of September 30, 2016, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 15, 2016 except for the following:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.
Item 3. Defaults Upon Senior Securities.
(a) None.
(b) Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND

Date:	November 14, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Paul S. Saint-Pierre
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

10.3	Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Filed herewith.)

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

10.8
Amended and Restated Loan Agreement dated as of December 17, 2015, Amended and restated as of June 27, 2016 among Hamilton Finance LLC, the Financing Providers party hereto, US Bank National Association as the Collateral Administrator, Collateral Agent and Securities Intermediary party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent.  (Incorporated by reference to Exhibit 10.9 filed with Registrant's Form 10-Q filed on August 12, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)