Form 10-K
period 2016-12-31
Carey Credit Income Fund
filed 2017-03-21
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2016, non-affiliates held 0 of the outstanding common shares with an aggregate market value of $0.0 million based on a net asset value of $8.08 per common share.
The registrant had 25,989,717 common shares outstanding as of March 17, 2017.

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
Unless otherwise noted, the terms “we,” “us,” “our,” the "Company," and “Master Fund” refer to Carey Credit Income Fund. Other capitalized terms used in this Report have the same meaning as in the accompanying consolidated financial statements presented in Part II. Item 8. Consolidated Financial Statements and Supplementary Data, unless otherwise defined herein. Carey Credit Advisors, LLC is referred to as the "Advisor" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 8. Consolidated Financial Statements and Supplementary Data and otherwise abbreviated as “W. P. Carey” in the remainder sections of this Report. Guggenheim Partners Investment Management LLC is "GPIM" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 8. Consolidated Financial Statements and Supplementary Data and otherwise abbreviated as “Guggenheim” in the remainder sections of this Report. W. P. Carey and Guggenheim together may be referred to as the "Advisors" throughout this Report.

Item 1. Business.
Overview
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
Beginning with the taxable year ended December 31, 2015, we have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.
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
Our investment strategy leverages the skills and depth of our Advisors’ research teams and credit investment platforms that feature a relative value perspective across all corporate credit asset types. We believe these elements create a larger, proprietary opportunity set and increase the potential for the generation of a wide spectrum of value-risk investment ideas. We intend for our investment strategy to access investments with attractive combinations of reward and risk, better economics, and stronger lender protections than those offered in traditional loan transactions. We also intend to deploy our direct loan origination investment platform and apply it to our portfolio company business relationships.
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
Investment Advisors and Investment Advisory Agreements
Our Advisors
Our investment advisor is W. P. Carey, which is responsible for the overall management of our investment activities, and our investment sub-advisor is Guggenheim, which is responsible for the day-to-day management of our investment portfolio. Under the overall supervision of our Board of Trustees, W. P. Carey provides (i) investment advisory services under an investment advisory agreement with us (as amended, the “Investment Advisory Agreement”), and (ii) administrative services under an administrative services agreement with us (as amended, the “Administrative Services Agreement”). Guggenheim provides its investment advisory services under a sub-advisory agreement with W. P. Carey and us (as amended, the “Investment Sub-Advisory Agreement”). See “Investment Advisory Agreement; Investment Sub-Advisory Agreement; Administrative Services Agreement”.
About W. P. Carey
W. P. Carey is an affiliate of WPC (NYSE: WPC), and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended. Founded in 1973, WPC is a leading, internally-managed net-lease real estate investment trust that provides real estate-based financing solutions for companies primarily in the U.S. and Europe. WPC has expertise in credit and real estate underwriting, with more than 35 years of experience in evaluating credit and real estate investment opportunities. A capital provider to growing U.S. companies since its inception, WPC had an enterprise value of approximately $10.5 billion at December 31, 2016. In addition to its own portfolio of diversified global real estate, WPC manages a series of non-traded publicly registered investment programs with assets under management of approximately $12.8 billion. WPC is subject to the information and reporting requirements of the Exchange Act. As a result, it files periodic reports and financial statements with the SEC, copies of which are available on the SEC's website at www.sec.gov.
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
About Guggenheim
Guggenheim Investments represents the investment management businesses of Guggenheim Partners and includes Guggenheim, an SEC-registered investment adviser. Guggenheim Partners is a privately-held, global financial services firm with over 2,300 employees and more than $260 billion in assets under management as of December 31, 2016. It produces customized solutions for its clients, which include institutions, governments and agencies, corporations, insurance companies, investment advisors, family offices, and individual investors.
Guggenheim Investments manages $209 billion in assets across fixed income, equity, and alternatives as of December 31, 2016. Its 250+ investment professionals perform research to understand market trends and identify undervalued opportunities in areas that are often complex and underfollowed. This approach to investment management has enabled Guggenheim to deliver long-term results to its clients.
Within Guggenheim Investments is the Guggenheim Corporate Credit Team, which is responsible for all corporate credit strategies and asset management of $70 billion. A unified credit platform is utilized for all strategies and is organized by industry as opposed to asset class, which increases its ability to uncover relative value opportunities and to identify and source opportunities. The scale of the platform, combined with the expertise across a wide range of industries and in-house legal resources, allows Guggenheim to be a solution provider to the market and maintain an active pipeline of investment opportunities.
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
Guggenheim is primarily responsible for initially identifying, evaluating, negotiating, and structuring our investments. These activities are carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Each investment that we make requires the approval of both of our Advisors' investment committees. Certain affiliated co-investment transactions may require the additional approval of our Independent Trustees Committee.
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
We also reimburse W. P. Carey for the administrative expenses necessary for its provision of administrative services to us pursuant to an Administrative Services Agreement. See Note 6. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services. Such costs are allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse W. P. Carey for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of W. P. Carey.
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
We are generally not permitted to invest in any portfolio company in which our Advisors or any of their affiliates currently have an investment, or to make any co-investments with our Advisors or any of their affiliates, without an exemptive order from the SEC. We may, however, invest alongside our Advisors and their affiliate's other clients in certain circumstances where doing so is consistent with applicable law and SEC's staff interpretations. For example, we may invest alongside such other client's accounts consistent with guidance promulgated by the SEC staff permitting us and such other client's accounts to purchase interests in a single class of privately placed securities provided certain conditions are met, including that neither of our Advisors, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside our Advisors respective other clients as otherwise permissible under regulatory guidance, applicable regulations, and our Advisors' investment allocation policies. On June 28, 2016 we were granted a SEC exemptive order which grants us exemptive relief permitting us, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Available Information
We will supply to any shareholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov.

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
RISKS RELATED TO OUR BUSINESS
We have a limited operating history.
We are a relatively new company and are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we will not achieve or sustain our investment objectives and that the value of our Shares could decline substantially.
Our ability to achieve our investment objectives depends on the Advisors’ ability to manage and support our investment process. If the Advisors were to lose a significant number of their respective key professionals, or terminate the Investment Advisory and/or Investment Sub-Advisory Agreement, our ability to achieve our investment objectives could be significantly harmed.
We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill, and network of business contacts of our Advisors to achieve our investment objectives. Our Advisors evaluate, negotiate, structure, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of key professionals from W. P. Carey or Guggenheim could have a material adverse effect on our ability to achieve our investment objectives.
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
We expect that W. P. Carey and Guggenheim will depend on their relationships with corporations, financial institutions, and investment firms, and we rely indirectly to a significant extent upon these respective relationships to provide us with potential investment opportunities. If either W. P. Carey or Guggenheim fails to maintain its existing respective relationships, or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom W. P. Carey and Guggenheim have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification, and distribution requirements we must satisfy to maintain our regulated investment company ("RIC" or ("RICs") status under Subchapter M of the Code. The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.
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
Our distributions may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares, and reduce the amount of funds we have for investment in portfolio companies.
In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from offering proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares. Distributions from offering proceeds or from borrowings also could reduce the amount of capital we ultimately have available to invest in interests of portfolio companies.
A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
As a BDC, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board of Trustees. There is not a public market or active secondary market for many of the securities of the privately-held companies in which we intend to invest. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately-negotiated, over-the-counter secondary market for institutional investors, if at all. As a result, we will value a significant portion of these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees.
The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any year, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We will value these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and based on input from our Advisors and our Audit Committee. Our Board of Trustees may utilize the services of independent third-party valuation firms to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow, current market interest rates, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Trustees may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Advisors and their affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current, historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base interest rate) and typically, every three months, the base interest rates are reset to then prevailing three-month LIBOR. See “Item 7A. Quantitative and Qualitative ” for further information on the impact interest rate changes could have on our results of operations.
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
Certain investment analysis and decisions by the Advisors may be undertaken with limited information.
Given the nature of our investments, the same level of information that would exist for a publicly-traded company may not be available to the Advisors. Therefore, at times, the Advisors may be forced to make investment decisions with limited information regarding factors that may adversely affect an investment.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisors. The following are risks associated with our investments:

•
Senior Secured Loans and Second Lien Loans. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

•
Subordinated Debt. Our subordinated, or mezzanine, debt investments will rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including payment-in-kind ("PIK") interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount ("OID"). Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.

•
Structured Products. We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs, structured notes, and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans, and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies ("EPCs"). Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.

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

•
Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisors to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Debt securities rated below investment grade quality (e.g., junk bonds) are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.
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
We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in private companies, we may not be able to readily dispose of our portfolio company holdings or to sell our holdings at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
While we intend to be diversified across industry sectors, a decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, or a sustained decline in demand for such commodities may adversely impact the financial performance or prospects of energy or other commodity-focused companies in which we may invest. Energy and other commodity-

focused companies are subject to supply and demand fluctuations in the markets they serve which will be impacted by a wide range of factors, including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion of natural gas, natural gas liquids, crude oil or coal production, rising interest rates, declines in domestic or foreign production of natural gas, natural gas liquids and crude oil, accidents or catastrophic events and economic conditions, among others.
An increase or decrease in commodity pricing may adversely affect our business.
The return on our prospective investments in energy and other commodity-sensitive companies will be dependent on the margins received by those companies for the exploration, development, production, gathering, transportation, processing, storing, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. These margins may fluctuate widely in response to a variety of factors including global and domestic economic conditions, weather conditions, natural disasters, the supply and price of imported energy commodities, the production and storage levels of energy commodities in certain regions or in the world, political instability, terrorist activities, transportation facilities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices may also make it more difficult for energy companies in which we may invest to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices.
We may continue to be subject to certain contingent liabilities arising from the sale or other disposition of our investments.
A significant portion of our investments involve private securities. In connection with the sale or other disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company, typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are determined to be inaccurate with respect to potential liabilities. These arrangements may constitute contingent liabilities that ultimately could result in funding obligations that we must satisfy through our return of distributions previously made to us on such investment. If this occurs, we could incur losses associated with the payments of amounts in satisfaction of such liabilities. Consequently, the value of our Shares may decline and our future distributions to shareholders may be reduced, although in no event would shareholders be required to return distributions previously paid by us to them on account of such liabilities.
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

•
The required recognition of OID and PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as such amount represent non-cash income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC.

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
We may acquire a significant percentage of our portfolio company investments from privately-held companies in directly negotiated transactions. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately-negotiated, over-the-counter secondary market for institutional investors, if at all. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.
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
To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$275.1 million in income earning total assets at the beginning of 2017;

•	$126.0 million in senior securities outstanding at the beginning of 2017;

•	$178.1 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 3.64% for 2017; the stated interest rate is 3 month LIBOR+2.65%.
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

						Breakeven
Assumed return on our portfolio (net of expenses)	-10.00%	-5.00%	0.00%	5.00%	10.00%	1.67%
Corresponding return to shareholders	-18.02%	-10.30%	-2.58%	5.15%	12.87%	0.00%
The illustrative results in the table above indicate that an assumed -5.00% annual return on our earning assets in 2017 would hypothetically result in a -10.30% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2017 would hypothetically result in a 5.15% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 1.67% in 2017 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2017.
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
              Our or our subsidiary's failure to comply with the covenants set forth in the financing arrangement could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of our financing arrangements.
Pending legislation may allow us to incur additional leverage.
As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation excepted to be introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase.
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
RISKS RELATED TO OUR ADVISORS AND THEIR RESPECTIVE AFFILIATES
The Advisors have limited experience managing a BDC.
Our Advisors have limited experience managing a vehicle regulated as a BDC and may not be able to operate our business successfully or achieve our investment objectives. As a result, an investment in our Shares may entail more risk than the common shares of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by the Advisors. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification, and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.
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
Each of our Advisors manages assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.
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
Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (i.e., PIK income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default, and such circumstances would result in our paying a subordinated incentive fee on income we never receive. PIK income will be counted toward the incentive fee that we are obligated to pay our Advisors, even though we do not receive the income in the form of cash.
The quarterly incentive fee on income that we pay is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income on adjusted capital over multiple quarters in arrears, which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year, or any combination of prior periods.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay a subordinated incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is considered a joint transaction), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We received an exemptive order from the SEC on June 28, 2016 that permits us to, among other things, co-invest with other funds, including funds managed by Guggenheim and certain of its affiliates. Our exemptive order is subject to certain terms and conditions. Accordingly, we are permitted to co-invest with other accounts or other entities managed by Guggenheim, subject to the various conditions contained in our exemptive order. After our receipt of the SEC exemptive relief, we have adopted Guggenheim’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by Guggenheim. Such allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment. The adoption of this allocation policy will ensure that we will be presented with all investment opportunities that fit within our investment strategy and that we will have the ability to invest in those opportunities alongside other Guggenheim clients on equal terms.
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
In August 2015, our Sub-Advisor settled all matters relating to an investigation by the SEC, including matters relating to a failure to disclose a potential conflict of interest in connection with a $50 million loan that a senior executive received from an advisory client and inadvertently billing management fees of $6.5 million to non-managed assets of one client. Our Sub-Advisor neither admitted nor denied the findings contained in the SEC order. In connection with implementing the settlement agreement, remedial sanctions and a cease-and-desist order have been entered against our Sub-Advisor. Additionally, the SEC censured our Sub-Advisor and ordered it to pay a $20 million civil penalty. This settlement does not impose any restrictions on our Sub-Advisor’s future business activities.
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
As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage is at least equal to any then-current asset coverage requirements under the 1940 Act. Pending legislation could reduce the asset coverage requirements for BDCs, and if this occurs, we may incur increased leverage and be subject to additional risk. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from being subject to tax as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders.
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
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and includes volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance.
We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result you will have limited opportunities to sell your Shares.
Subject to our Board of Trustees' discretion, we intend to offer to repurchase approximately 10% of our weighted average number of outstanding Shares in any 12-month period, in order to allow you to tender your Shares to us on a quarterly basis at a price that is estimated to be equal to our net asset value per share as of the end of the preceding calendar quarter. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your Shares. At the discretion of our Board of Trustees, we intend to limit the number of Shares to be repurchased during any calendar year to the number of Shares we can repurchase with cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase Shares. We will limit repurchases in each quarter to 2.5% of the weighted average number of Shares outstanding in the prior four calendar quarters. To the extent that the number of Shares put to us for repurchase exceeds the number of Shares that we are able to purchase, we will repurchase Shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase Shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board of Trustees may amend, suspend, or terminate the share repurchase program at any time. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase Shares, to suspend the program, and to cease repurchases. Further, the program will have many limitations and should not be relied upon as a method to sell Shares promptly and at a desired price.
Our Shares will not be listed on an exchange and our shareholders will have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent you are able to sell your Shares under the program, you may not be able to recover the amount of your investment in our Shares.
Our Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for your Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Shares at a price that is estimated to be equal to our net asset value per share as of the end of the preceding calendar quarter, which may be lower than the price that you paid for our Shares. As a result, to the extent you have the ability to sell your Shares pursuant to our share repurchase program, the price at which you may sell Shares may be lower than the amount you paid in connection with the purchase of Shares in this offering.
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
You do not have preemptive rights to any Shares we issue in the future. Our Declaration of Trust authorizes us to issue up to 1,000,000,000 Shares. Pursuant to our Declaration of Trust, a majority of our entire Board of Trustees may amend our Declaration of Trust to increase our authorized Shares without shareholder approval. Our Board of Trustees may elect to sell additional Shares in the future . To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your Shares.
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
The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M of the Code. We would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income or excise tax.
The income source requirement will be satisfied if we obtain at least 90% of our gross income each taxable year from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.
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
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest provisions, secondary market purchase of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current taxable year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Portfolio investments held by the Master Fund may present special tax issues.
Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for the Master Fund. U.S. federal income tax rules are not entirely clear about issues such as when a taxpayer may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause the Master Fund to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require the Master Fund to make taxable distributions to us in connection with maintaining its RIC tax status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by the Master Fund, the Master Fund may be required to borrow money or dispose of other investments to be able to make distributions to us.

Item 1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor's office facilities are suitable and adequate for our business.
Item 3. Legal Proceedings.
At March 17, 2017, neither we, nor any of our subsidiaries, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
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
Holders
In December 2014, W. P. Carey and an affiliate of Guggenheim each invested, or caused to be invested, $25.0 million in shares of the Master Fund (the "Seed Capital Investments"). The Shares issued by us to the providers of our Seed Capital Investments and the Shares issued by us in a series of private offerings to Feeder Funds possess identical characteristics, rights, priorities, and preferences. No Shares have been authorized for issuance under any equity compensation plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. As of March 17, 2017, we had four record holders of our Shares consisting of the two initial shareholders that provided Seed Capital Investments and two Feeder Funds.
Unregistered Sale of Equity Securities
During the year ended December 31, 2016, we sold 15,176,737 Shares to two Feeder Funds and received $124.1 million million in equity capital. Our Shares were sold at prices ranging from $7.84 to $8.48 per Share based on the then current net asset value. The proceeds from the sale of Shares were primarily deployed to acquire investments in portfolio companies.
Registrant's Purchases of Equity Securities
We did not repurchase any of our Shares in the years ended December 31, 2016 and December 31, 2015.
Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our periodic distributions are determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution.
In the year ended December 31, 2016, we declared and paid four distributions, totaling $0.24477 per Common Share. See Note 11. Distributions for the history of distributions declared during the fiscal year ended December 31, 2016.
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2016, all of the distributions paid to our shareholders were covered by taxable income (ordinary income and realized capital gains) for federal income tax purposes (i.e. none of the paid distributions were determined to be a return of capital). See Note 12. Taxable/Distributable Income. In January 2017, a Form 1099-DIV was sent to our shareholders which stated the amount and source allocations of the 2016 paid distributions.

Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report (in thousands, except per share amounts):

	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of December 31, 2014
Consolidated Statements of Operations data:
Investment income	$12,408	$3,355	$—
Operating expenses
Total expenses before investment advisory fee waiver	9,830	2,534	—
Investment advisory fee waiver	—	(872)	—
Net expenses	9,830	1,662	—
Net investment income	2,578	1,693	—
Net realized and unrealized gains (losses)	8,330	(5,646)	—
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)	—
Per share data:
Net investment income per Common Share outstanding - basic and diluted	$0.21	$0.30	$—
Earnings (loss) per Common Share - basic and diluted	$0.88	$(0.71)	$—
Distributions per Common Share	$0.24	$0.30	$—
Other data:
Total investment return (1)	9.14%	(7.91)%	—%
Number of portfolio companies at year end	55	32	—
Purchases of investments	$267,620	$102,158	$—
Investment sales and paydown activity for the year	$79,817	$18,449	$—
Consolidated Statements of Assets and Liabilities data:
Total assets	$305,432	$88,726	$50,000
Credit facility payable, net of financing costs	$124,505	$37,038	$—
Net assets	$178,066	$46,704	$50,000
_______________________

(1)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of December 31, 2016 and December 31, 2015 and (ii) for the years ended December 31, 2016 and December 31, 2015 (in thousands, except per share amounts):

	As of	As of	As of
	December 31, 2016	December 31, 2015	December 31, 2014
Total assets	$305,432	$88,726	$50,000
Adjusted total assets (total assets net of payable for investments purchased)	$304,339	$84,496	$50,000
Investments in portfolio companies, at fair value	$275,084	$78,226	$—
Borrowings	$126,000	$39,000	$—
Net assets	$178,066	$46,704	$50,000
Net asset value per Common Share	$8.47	$8.00	$9.00
Leverage ratio (borrowings/adjusted total assets)	41.4%	46.2%	—%

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Average net assets	$101,825	$49,119
Average borrowings	$67,000	$16,385
Cost of investments purchased	$267,620	$102,158
Sale of investments	$44,048	$17,771
Principal payments	$35,769	$678
Net investment income	$2,578	$1,693
Net realized gains	$563	$42
Net change in unrealized appreciation (depreciation)	$7,767	$(5,688)
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Total distributions to shareholders	$3,685	$1,703
Net investment income per Common Share - basic and diluted	$0.21	$0.30
Earnings (loss) per Common Share - basic and diluted	$0.88	$(0.71)
Distributions per Common Share	$0.24	$0.30
Portfolio and Investment Activity for the Years ended December 31, 2016 and December 31, 2015
We commenced investment operations on April 2, 2015. Within the year ended December 31, 2016, our investment activity was primarily concentrated in sourcing debt investments through direct origination (51.3%) and primary issuance channels (31.3%) and the remainder was through secondary market channels (i.e. syndicated investments). Within the year ended December 31, 2015, initial investment activity was primarily concentrated in sourcing debt investments through primary issuance channels (56.2%) and the remainder was through secondary market channels (i.e. syndicated investments).
The following table presents our investment activity for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Investment activity segmented by access channel:
Direct origination	$137,376	$—
Primary issuance	83,807	57,445
Secondary market transactions	46,437	44,713
Total investment activity	267,620	102,158
Investments sold or repaid	(79,817)	(18,449)
Net investment activity	$187,803	$83,709

Portfolio companies at beginning of year	32	—
Number of added portfolio companies	54	39
Number of exited portfolio companies	(31)	(7)
Portfolio companies at year end	55	32

Number of debt investments at year end	75	38
Number of equity/other investments at year end	3	1

The following table presents a quarterly breakdown of our purchases by asset type ending December 31, 2016 (dollars in thousands):

	For the three months ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Purchases	%	Purchases	%	Purchases	%	Purchases	%
Senior secured loan - first lien	$32,625	45.3%	$84,129	78.2%	$61,480	86.2%	$11,177	66.8%
Senior secured loan - second lien	13,581	18.9	19,539	18.2	7,306	10.3	2,443	14.6
Senior secured bond	—	—	—	—	638	0.9	3,105	18.6
Total senior debt	$46,206	64.2%	$103,668	96.4%	$69,424	97.4%	$16,725	100.0%
Subordinated debt	25,787	35.8	$3,919	3.6	1,878	2.6	—	—
Equity/other	13	0.0%	—	—	—	—	—	—
Total investments	$72,006	100.0%	$107,587	100.0%	$71,302	100.0%	$16,725	100.0%
The following table presents a quarterly breakdown of our sales and paydowns by asset type ending December 31, 2016 (dollars in thousands):

	For the three months ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Sales/Paydowns	%	Sales/Paydowns	%	Sales/Paydowns	%	Sales/Paydowns	%
Senior secured loan - first lien	$14,127	70.0%	$31,761	88.1%	$10,902	69.1%	$7,824	100.0%
Senior secured loan - second lien	4,724	23.4	282	0.8	4,866	30.9	—	—
Senior secured bond	—	—	3,477	9.6	—	—	—	—
Total senior debt	$18,851	93.4%	$35,520	98.5%	$15,768	100.0%	7,824	100.0%
Subordinated debt	1,324	6.6	530	1.5	—	—	—	—
Equity/other	—	—	—	—	—	—	—	—
Total investments	$20,175	100.0%	$36,050	100.0	$15,768	100.0	$7,824	100.0%

The following table presents selected information regarding our investment portfolio as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
Weighted average portfolio company EBITDA (1)	$99,760		$199,381
Median portfolio company EBITDA(1)	$84,450		$111,100
Weighted average purchase price of investments (2)	97.0%		96.8%
Weighted average duration of debt investments (3)	0.6	years	0.7	years
Debt investments on non-accrual status as a percentage of amortized cost	1.2%		—%
Debt investments on non-accrual status as a percentage of fair value	1.1%		—%

Floating interest rate debt investments:
Percent of debt portfolio (4)	90.7%		90.6%
Percent of floating rate debt investments with interest rate floors (4)	100.0%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	654	bps	606	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	9.3%		9.4%
Weighted average coupon rate	9.8%		10.0%
Weighted average years to maturity	4.9	years	5.9	years

Weighted Average Effective Yields: (5)
Senior secured loans - first lien	7.5%		7.0%
Senior secured loans - second lien	10.8%		10.1%
Senior secured bonds	7.0%		10.0%
Subordinated debt	9.7%		11.0%
Total debt portfolio	8.2%		8.0%
_________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of December 31, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost.

(2)	Percent is calculated as a percentage of par value for both debt and equity investments.

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

(4)	Percent is calculated as a percentage of the fair value of all debt investments.

(5)
Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium, or issuance costs. Effective portfolio yield for the total debt portfolio is calculated before considering the impact of leverage or any operating expenses, and cash, restricted cash, non-income producing assets and equity investments are excluded.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.77167% for the 1 Month LIBOR to 1.31767% for the 6 Month LIBOR on December 31, 2016. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
As of December 31, 2016 we had one debt investment on non-accrual status associated with one portfolio company in the Energy: Oil and Gas industry.

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2017	$1,450	0.5%	$—	—%
2018	1,240	0.4	3,034	3.6
2019	7,654	2.8	3,460	4.1
2020	23,606	8.5	25,191	29.7
2021	66,021	23.7	21,027	24.8
2022	106,021	38.1	25,528	30.1
2023	62,183	22.3	6,500	7.7
2024	10,310	3.7	—	—
Total	$278,485	100.0	$84,740	100.0
The following table presents the credit ratings of investments in our investment portfolio based upon the rating scale of Standard & Poor's Ratings Services, as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
Standard & Poor's Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$12,566	4.6%	$2,552	3.3%
B+	17,504	6.3	5,879	7.5
B	63,803	23.2	21,340	27.3
B-	14,224	5.2	16,039	20.5
CCC+	23,615	8.6	17,282	22.1
CCC	13,224	4.8	2,665	3.4
Not rated	130,148	47.3	12,469	15.9
Total	$275,084	100.0%	$78,226	100.0%
Results of Operations
We commenced investment operations on April 2, 2015, and therefore comparative operating results for the year ended December 31, 2015 are not representative of a full year of operations. Operating results for the years ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total investment income	$12,408	$3,355
Net expenses	9,830	1,662
Net investment income	2,578	1,693
Net realized gains	563	42
Net change in unrealized appreciation (depreciation)	7,767	(5,688)
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)

Investment Income
Investment income consisted of the following components for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Interest income	$12,120	$3,228
Dividend income	37	99
Fee income	251	28
Total investment income	$12,408	$3,355
The increase in investment income was driven by (i) the growth in the size of our portfolio and (ii) an increase in the yield on our portfolio of investments. For the years ended December 31, 2016 and December 31, 2015 average investments at cost was $163.9 million and $45.7 million, respectively. For the years ended December 31, 2016 and December 31, 2015 yield on investments at cost was 7.6% and 7.3%, respectively.
Dividend income consisted of PIK dividends on one preferred stock investment. The issuer of the preferred stock ceased paying preferred dividends beginning in April 2016.
Our fee income is comprised of the following fee classifications and is considered nonrecurring income:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Structuring fees	$157	$—
Amendment/consent fees	44	13
Commitment fees/other	50	15
Total fee income	$251	$28
Operating Expenses
Operating expenses consisted of the following major components for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Interest expense (related party)	$—	$188
Interest expense	3,354	70
Administrative services	121	66
Related party reimbursements	384	97
Investment advisory fee	3,473	1,274
Performance-based incentive fee	536	—
Custody services	77	27
Trustees fees	367	103
Professional services fees	1,065	576
Insurance	143	126
Organization expenses	228	—
Offering expenses	52	—
Other expenses	30	7
Total expenses before investment advisory fee waiver	9,830	2,534
Investment advisory fee waiver	—	(872)
Net expenses	$9,830	$1,662
On February 27, 2015 (the execution date for investment advisory agreements), the Advisors permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement through and including October 7, 2015. Accordingly, the Advisor waived $0.9 million of investment advisory fees in the year ended December 31, 2015.

The composition of our administrative and professional services fees for the years ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Accounting services	$52	$31
Administration services	51	35
Independent pricing services	18	—
Total administrative services	$121	$66

Audit services	$475	$320
Chief compliance officer services	50	32
Internal audit services	97	—
Tax consulting services	17	16
Third-party valuation services	149	52
Legal services	277	156
Total professional services fees	$1,065	$576
The composition of our interest expense for the years ended December 31, 2016 and December 31, 2015, was as follows (in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Interest expense (related party)	$—	$188
Interest expense	2,894	51
Amortization of deferred financing costs	460	19
Total interest expense	$3,354	$258
Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 3.64% as of December 31, 2016. Interest expense in the table above also includes all applicable undrawn fees and unused commitment fees as described in Note 7. Borrowings.
Net Realized Gain (Loss)
For the year ended December 31, 2016, we had dispositions and principal repayments of $79.8 million, resulting in net realized gains of $0.6 million. For the year ended December 31, 2015, we had dispositions and principal repayments of $18.4 million, resulting in less than $0.1 million of net realized gains.
Changes in Unrealized Appreciation and Depreciation
For the years ended December 31, 2016 and December 31, 2015, the components of total net changes in unrealized appreciation and depreciation was comprised of the following (in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Investments	$7,775	$(5,688)
Derivative instruments	(8)	—
Net change in unrealized appreciation (depreciation)	$7,767	$(5,688)

For the years ended December 31, 2016 and December 31, 2015, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (in thousands):

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Unrealized appreciation on investments (1)	$8,759	$255
Unrealized depreciation on investments (1)	(984)	(5,943)
Total net change in unrealized appreciation (depreciation) on investments	$7,775	$(5,688)

Unrealized appreciation on Level 3 investments	$1,709	$123
Unrealized depreciation on Level 3 investments	(696)	(2,586)
Total net change in unrealized appreciation (depreciation) on Level 3 investments	$1,013	$(2,463)
__________________

(1)	Amount is net of any reclassification of realized gain or loss on investment.
Cash Flows for the Years Ended December 31, 2016 and December 31, 2015
For the years ended December 31, 2016 and December 31, 2015, net cash used in operating activities was $191.0 million and $78.0 million, respectively, which was concentrated in the acquisition of investments, net of sales and paydowns.
Net cash provided by financing activities during the year ended December 31, 2016 was $207.2 million, which primarily consisted of borrowings of $87.0 million, issuance of Common Shares of $124.1 million, and financing cash outflows of $3.7 million for distributions paid to shareholders.
Net cash provided by financing activities during the year ended December 31, 2015 was $37.9 million, which primarily consisted of net borrowings of $39.0 million, issuance of Common Shares of $2.4 million, financing cash outflows of $1.8 million for financing fees, and $1.7 million for distributions paid to shareholders.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 0.50% increase in the value of their investment, or an annualized return of 0.24%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the years ended December 31, 2016 and December 31, 2015, and the period from commencement to December 31, 2016. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results.

		Total Investment Return-Net Asset Value(1)
		Year Ended December 31,		Since Commencement
Company	Date Operations Commenced (2)	2016	2015	Cumulative	Annualized
Carey Credit Income Fund	12/19/2014	9.14%	(7.91)%	0.50%	0.24%
___________________

(1)
Total investment return is a measure of total return for shareholders, assuming the purchase of our common shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of common shares at net asset value on the first day of the period, (ii) the sale of common shares at the net asset value per share on the last day of the period, of (A) all purchased common shares plus (B) any fractional common shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of common shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of common shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our common shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.

(2)	Commencement of operations represents the date the company's initial common shares were sold.

Distribution Coverage
The table below presents the components of our distribution as well as the amount paid to each of the Feeder Funds and our initial investors for the years ended December 31, 2016 and December 31, 2015 (thousands):

	Year Ended
	December 31, 2016	December 31, 2015
Total taxable income available for distributions	$3,897	$1,750

Paid Distributions Attributable To:
Ordinary income (including short-term capital gains)	$3,685	$1,703
Long-term capital gains	—	—
Return of capital	—	—
Total	$3,685	$1,703
Paid distributions as a percentage of taxable income available for distributions	94.6%	97.3%

Distributions Paid to:
Initial Investors	$1,359	$1,668
Carey Credit Income Fund - I	339	2
Carey Credit Income Fund 2016 T	1,987	33
Total	$3,685	$1,703
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2016, we had eight unfunded commitments totaling $11.7 million as compared to one unfunded commitment totaling $0.8 million as of December 31, 2015. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include: (i) the incremental sale of our Shares to related party feeder funds, (ii) incremental borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from investment in portfolio companies, and (iv) principal repayments and sale proceeds from our investments. Our primary uses of cash may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders, and (v) periodic repurchases of our Shares pursuant to our share repurchase program.
As of December 31, 2016 we had $26.2 million of cash (including restricted cash) on hand and approximately $26.0 million of unused borrowing capacity to cover $11.7 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (in thousands):

	December 31, 2016
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility
Debt - principal	$126,000	$—	$126,000	$—	$—
Interest on borrowings (1)(2)	13,773	4,655	9,118	—	—
Undrawn fees (1)	1,261	645	616	—	—
Unused fee commitment	496	253	243	—	—
Total - Financings	$141,530	$5,553	$135,977	$—	$—

Feeder Fund Liquidity:
CCIF 2016T (3)	$111,030	$—	$—	$111,030	$—
CCIF-I (3)	19,965	—	—	—	19,965
Total Feeder Fund Liquidity	$130,995	$—	$—	$111,030	$19,965
________________

(1)
Interest on borrowings, undrawn fees, and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of December 31, 2016 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after December 31, 2016 would (i) increase interest expense and (ii) reduce undrawn and unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of December 31, 2016. The liquidity provisions for CCIF 2016T and CCIF-I stipulate that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

Critical Accounting Policies
Valuation of Investments
Our investments consist primarily of investments in senior and subordinated debt of private middle market U.S. companies and are presented in our audited consolidated financial statements at fair value. See Note 3. Investments for more information on our investments. As described more fully in Note 2. Significant Accounting Policies and Note 5. Fair Value of Financial Instruments, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board of Trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and through the consistent application of, the valuation policy and procedures approved by our Board of Trustees, based on, among other things, the input of our Advisors and any independent third-party valuation firms.
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
We and our Board of Trustees conduct our fair value determination process on a quarterly basis and any other time when a material decision regarding the fair value of our portfolio investments is required, including in connection with ensuring our compliance with the 1940 Act's requirements regarding the price at which we issue our Shares. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of these portfolio investments may differ materially from the values that would have been determined had a readily available market value existed for such investments. Further, such investments are generally less liquid than exchange-traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Investments classified as Level 3 fair value	$133,200	$30,074
Total fair value of investment portfolio	$275,084	$78,226
% of investment portfolio classified as Level 3 fair value	48.4%	38.4%
% of total assets classified as Level 3 fair value	43.6%	33.9%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2016 and December 31, 2015 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% increase in the fair value of our Level 3 investments as of December 31, 2016, assuming all other estimates remain unchanged, would result in a $6.7 million increase in net change in unrealized appreciation on investments, a $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.3 million increase in performance-based incentive fee recorded on the statement of operations, a $5.2 million net increase in net assets resulting from operations, a $0.42 increase in our earnings per share, and a $0.25 increase in our net asset value per share. Comparatively, a 5% increase in the fair value of our Level 3 investments as of December 31, 2015, assuming all other estimates remain unchanged, would result in a $1.4 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.4 million increase in our net increase in net assets resulting from operations, a $0.24 increase in our earnings per share, and a $0.24 increase in our net asset value per share.
Management Fees
See Note 2. Significant Accounting Policies.

New Accounting Standards
See Note 2. Significant Accounting Policies.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments.
In 2015, we entered into an Investment Advisory Agreement and an Administrative Services Agreement with the Advisor and, to a limited extent, an Investment Sub-Advisory Agreement with the Advisor and GPIM. See Note 6. Related Party Agreements and Transactions for a more detailed description of these agreements. All investment advisory and performance-based incentive fees described in the Investment Advisory and Sub-Advisory Agreements had been waived by the Advisor for the period starting February 27, 2015 to and including October 7, 2015.
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
In 2015, we entered into the O&O Agreement with the Advisor and GPIM. Under the O&O Agreement we reimburse the Advisor and GPIM for organization and offering costs that the Advisors incurred on our behalf. See Note 6. Related Party Agreements and Transactions for a more detailed description of the O&O Agreement.
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175 million on a committed basis during the initial three years of the four-year credit facility term. As of December 31, 2016 and December 31, 2015, we had borrowed $126.0 million and $39.0 million, respectively, and such amounts are due and payable no later than December 17, 2019. See Note 7. Borrowings.
Related Party Transactions
We have entered into agreements with the Advisor, certain of its affiliates, and GPIM, whereby we agreed to pay certain fees to, and to reimburse certain expenses of, these affiliates for investment advisory services and investment-related and administrative costs incurred on our behalf. See Note 6. Related Party Agreements and Transactions for a discussion of related party transactions, investment advisory fee, reimbursement of administrative services expenses, and lending and interest payments between related parties.
Organization and Offering Expenses and Reimbursement Arrangements with Advisors
See Note 6. Related Party Agreements and Transactions.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 90.7% of our debt investments, or $249.4 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3 Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our variable rate debt investments, (ii) value declines for fixed rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 6. Related Party Agreements and Transactions.

Based on our consolidated statements of assets and liabilities and investment holdings as of December 31, 2016, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

Basis Points (bps) Increase	Interest Income	Interest Expense	Net Increase
+50 bps	$858	$630	$228
+100 bps	1,982	1,260	722
+150 bps	3,106	1,890	1,216
+200 bps	4,231	2,520	1,711

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Carey Credit Income Fund:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Carey Credit Income Fund and its subsidiary (the “Master Fund”) as of December 31, 2016 and December 31, 2015, and the results of their operations, their changes in net assets and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of investments at December 31, 2016 and December 31, 2015 by correspondence with the custodian, and brokers, and the application of alternative auditing procedures where replies have not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2017

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $272,996 and $83,914, respectively)	$275,084	$78,226
Cash	6,593	3,380
Restricted cash	19,575	6,545
Deferred offering costs	68	—
Interest and dividend income receivable	1,557	530
Principal receivable	2,521	23
Prepaid and deferred expenses	34	22
Total assets	$305,432	$88,726

Liabilities
Credit facility payable, net of financing costs	$124,505	$37,038
Payable for investments purchased	1,093	4,230
Accrued investment advisory fee	489	148
Accrued performance-based incentive fee	536	—
Unrealized depreciation on derivative instruments	8	—
Payable to related party	33	35
Trustees fees payable	—	—
Accrued professional services fees	436	450
Accounts payable, accrued expenses and other liabilities	266	121
Total liabilities	127,366	42,022
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$178,066	$46,704

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 21,016,797 and 5,840,060 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$21	$6
Paid-in-capital in excess of par value	176,411	52,339
Accumulated undistributed (distributions in excess of) net investment income	(445)	15
Accumulated undistributed net realized gain	—	32
Net unrealized appreciation (depreciation)	2,079	(5,688)
Net assets	$178,066	$46,704
Net asset value per Common Share	$8.47	$8.00
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Investment Income
Interest income	$12,120	$3,228
Dividend income	37	99
Fee income	251	28
Total investment income	12,408	3,355
Operating Expenses
Interest expense (related party)	—	188
Interest expense	3,354	70
Administrative services	121	66
Related party reimbursements	384	97
Investment advisory fee	3,473	1,274
Performance-based incentive fee	536	—
Custody services	77	27
Trustees fees	367	103
Professional services fees	1,065	576
Insurance	143	126
Organization expenses	228	—
Offering expenses	52	—
Other expenses	30	7
Total expenses before investment advisory fee waiver	9,830	2,534
Investment advisory fee waiver	—	(872)
Net expenses	9,830	1,662
Net investment income	2,578	1,693
Realized and unrealized gain (loss) on investments:
Net realized gains on:
Investments	560	42
Foreign currency transactions	3	—
Net realized gains	563	42
Net change in unrealized appreciation (depreciation) on:
Investments	7,775	(5,688)
Derivative instruments	(8)	—
Net change in unrealized appreciation (depreciation)	7,767	(5,688)
Net realized and unrealized gains (losses)	$8,330	$(5,646)
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.21	$0.30
Earnings (loss) per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.88	$(0.71)
Weighted average Common Shares outstanding (basic and diluted)	12,370,464	5,571,531
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share amounts)

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Operations
Net investment income	$2,578	$1,693
Net realized gains	563	42
Net change in unrealized appreciation (depreciation)	7,767	(5,688)
Net increase (decrease) in net assets resulting from operations	10,908	(3,953)
Shareholder distributions:
Distributions from net investment income	(2,593)	(1,693)
Distributions from realized gains	(595)	(10)
Distributions in excess of net investment income	(497)	—
Net decrease in net assets resulting from shareholder distributions	(3,685)	(1,703)
Capital share transactions:
Issuance of Common Shares	124,139	2,360
Net increase in net assets resulting from capital share transactions	124,139	2,360
Total increase (decrease) in net assets	131,362	(3,296)
Net assets at beginning of period	46,704	50,000
Net assets at end of period	$178,066	$46,704
Capital share activity:
Common Shares outstanding at the beginning of the year	5,840,060	5,555,556
Common Shares issued from subscriptions	15,176,737	284,504
Common Shares outstanding at the end of the year	21,016,797	5,840,060
Distributions per Common Share	$0.24	$0.30
Undistributed (Distributions in excess of) net investment income at the end of year	(445)	15
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	(37)	(98)
Amortization of premium/accretion of discount on investments, net	(683)	(65)
Proceeds from sales of investments	44,048	17,771
Proceeds from paydowns on investments	35,769	678
Purchase of investments	(267,620)	(102,158)
Net realized gain on investments	(560)	(42)
Net change in unrealized (appreciation) depreciation on investments	(7,775)	5,688
Unrealized depreciation on derivative instruments	8	—
Amortization of deferred financing costs	460	19
(Increase) decrease in operating assets:		—
Deferred offering costs	(68)	—
Interest and dividend income receivable	(1,027)	(530)
Principal receivable	(2,498)	(23)
Prepaid and deferred expenses	(12)	(22)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(3,137)	4,230
Accrued investment advisory fee	341	148
Accrued performance-based incentive fee	536	—
Payable to related party	(2)	35
Accrued professional services fees	212	224
Trustee fees payable	—	—
Accounts payable, accrued expenses and other liabilities	145	121
Net cash used in operating activities	(190,992)	(77,977)
Financing activities
Issuance of Common Shares	124,139	2,360
Promissory notes payable to related party borrowings	—	33,000
Promissory notes payable to related party repayment	—	(33,000)
Credit Facility Borrowings	87,000	39,000
Payment of financing costs	(219)	(1,755)
Distributions paid	(3,685)	(1,703)
Net cash provided by financing activities	207,235	37,902
Net increase (decrease) in restricted and unrestricted cash	16,243	(40,075)
Restricted and unrestricted cash, beginning of year	9,925	50,000
Restricted and unrestricted cash, end of year	$26,168	$9,925
Reconciliation of restricted and unrestricted cash
Cash	6,593	3,380
Restricted cash	19,575	6,545
Total restricted and unrestricted cash	$26,168	$9,925
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$2,752	$188
Financing cost payable	$—	$226
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 104.1%
Accuride International Inc.	(12)	Automotive	L+7.00%	1.00%	11/10/2023	12,000	$11,580	$11,760	6.7%
Advanced Integration Technology	(12)	Aerospace & Defense	L+5.50%	1.00%	7/22/2021	7,980	7,757	8,020	4.5%
American Academy Holdings, LLC	(12)(16)	Healthcare & Pharmaceuticals	L+5.25%	1.00%	5/17/2021	4,484	4,444	4,445	2.5%
Bay Club Company	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2022	6,517	6,330	6,574	3.7%
Bay Club Company (Bridge Loan)	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2017	1,450	1,430	1,443	0.8%
BBB Industries, Inc.	(12)(16)	Automotive	L+5.00%	1.00%	11/3/2021	4,975	4,871	4,984	2.8%
Belk Inc.	(12)	Retail	L+4.75%	1.00%	12/12/2022	4,464	3,987	3,865	2.2%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	5,960	5,310	5,766	3.2%
Blue Harvest Fisheries	(12)(16)	Beverage, Food & Tobacco	L+7.00%	1.00%	7/29/2022	6,866	6,769	6,770	3.8%
C-III Capital Partners	(10)(12)(16)	Banking, Finance, Insurance & Real Estate	L+5.00%	1.00%	8/8/2021	3,120	3,076	3,077	1.7%
C-III Capital Partners	(10)(12)(16)	Banking, Finance, Insurance & Real Estate	L+7.92%	1.00%	8/8/2021	4,680	4,504	4,507	2.5%
Chefs' Warehouse, Inc.	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	3,893	3,830	3,919	2.2%
Chefs' Warehouse, Inc.(Delayed Draw)	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	179	169	181	0.1%
Cvent, Inc.	(12)	Technology	L+5.00%	1.00%	6/16/2023	5,400	5,340	5,468	3.1%
Dominion Marine Media	(12)(16)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	9/9/2022	7,000	6,922	6,922	3.9%
Dominion Marine Media (Revolver)	(7)(16)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	8/10/2021	1,000	(118)	(11)	—%
Generation Brands	(12)	Construction & Building	L+5.00%	1.00%	6/7/2022	4,975	4,930	4,997	2.8%
Give & Go Prepared Foods Corp.	CN(9)(10)(12)	Beverage, Food & Tobacco	L+5.50%	1.00%	7/12/2023	7,980	7,829	8,010	4.5%
GlobalLogic Holdings Inc.	(12)	Technology	L+4.50%	1.00%	6/30/2022	857	844	858	0.5%
Greenway Health, LLC	(12)	Technology	L+5.00%	1.00%	11/4/2020	4,812	4,636	4,788	2.7%
Humanetics	(11)(12)(16)	Automotive	L+6.00%	1.00%	7/12/2022	8,605	8,380	8,441	4.7%
Humanetics (Revolver)	(7)(16)	Automotive	L+6.00%	1.00%	7/12/2022	400	(10)	(8)	—%
Implus Footcare, LLC	(12)(16)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,925	4,865	4,872	2.7%
Implus Footcare, LLC	(12)(16)	Consumer Goods: Non-Durable	L+6.25%	1.00%	4/30/2021	955	941	953	0.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/28/2022	2,771	2,674	2,743	1.5%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/7/2022	150	145	149	0.1%
Mavis Tire Supply LLC	(12)(16)	Automotive	L+5.25%	1.00%	11/2/2020	2,955	2,921	2,923	1.6%
Med Intermediate (MyEyeDr)	(12)(16)	Retail	L+6.25%	1.00%	8/14/2021	4,841	4,796	4,803	2.7%
Med Intermediate (MyEyeDr) (Delayed Draw)	(7)(12)(16)	Retail	L+6.25%	1.00%	8/16/2021	1,631	(24)	(13)	—%
Med Intermediate (MyEyeDr) (Term Loan B)	(12)(16)	Retail	L+6.25%	1.00%	8/16/2021	1,269	1,248	1,256	0.7%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	2,981	2,910	2,948	1.7%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/21/2020	636	613	633	0.4%
MRP Generation Holdings LLC	(10)(12)	Utilities: Electric	L+7.00%	1.00%	10/18/2022	4,988	4,695	4,950	2.8%
National Technical Systems, Inc.	(12)(16)	Aerospace & Defense	L+6.25%	1.00%	6/14/2021	4,092	4,052	3,990	2.2%
National Technical Systems, Inc. (Delayed Draw)	(7)(12)(16)	Aerospace & Defense	L+6.25%	1.00%	6/11/2021	765	—	(19)	—%
Onyx CenterSource	(12)(16)	Technology	L+6.75%	1.00%	12/20/2021	7,233	7,199	7,199	4.1%
Onyx CenterSource (Revolver)	(7)(16)	Technology	L+6.75%	1.00%	12/20/2021	329	(41)	(2)	—%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,605	2,604	1.5%
Parts Town, LLC	(12)(16)	Beverage, Food & Tobacco	L+6.50%	1.00%	6/23/2022	6,983	6,983	6,983	3.9%
Parts Town, LLC (Revolver)	(7)(13)(16)	Beverage, Food & Tobacco	P+5.50%	—%	6/23/2022	1,000	5	5	—%
Pelican Products, Inc.	(12)	Containers, Packaging & Glass	L+4.25%	1.00%	4/10/2020	5,018	4,833	5,002	2.8%
Pet Holdings ULC	CN(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	4,489	4,419	4,506	2.5%
Pet Holdings ULC (Delayed Draw)	CN(7)(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	500	—	2	—%
QLIK Technologies Inc.	(10)(12)(16)	Technology	L+8.25%	1.00%	8/22/2022	7,980	7,820	7,835	4.4%
Reddy Ice	(12)(13)	Beverage, Food & Tobacco	L+5.50%	1.25%	5/1/2019	3,654	3,493	3,584	2.0%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	1,989	1,966	1,978	1.1%
SiteOne Landscape Supply, Inc.	(12)	Construction & Building	L+4.50%	1.00%	4/29/2022	4,963	4,914	5,012	2.8%
TIBCO Software Inc.	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,714	1,721	1,724	1.0%
Tronair Inc.	(12)	Aerospace & Defense	L+4.75%	1.00%	9/8/2023	3,960	3,922	3,940	2.2%
Sub Total Senior Secured Loans - First Lien						193,068	$182,485	$185,336	104.1%

Senior Secured Loans - Second Lien - 24.9%
Advanced Computer Software	UK(9)(10)(12)	Technology	L+9.50%	1.00%	1/31/2023	4,100	3,734	3,726	2.1%
CTI Foods	(12)	Beverage, Food & Tobacco	L+7.25%	1.00%	6/28/2021	5,000	4,640	4,550	2.6%
Cvent, Inc.	(12)(16)	Technology	L+10.00%	1.00%	5/29/2024	5,385	5,070	5,184	2.9%
Greenway Health, LLC	(12)	Technology	L+8.25%	1.00%	11/4/2021	5,000	4,791	4,875	2.7%
Planview, Inc.	(12)(16)	Technology	L+9.50%	1.00%	8/9/2022	8,000	7,848	7,852	4.4%
ProQuest LLC	(12)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,312	1,286	1,273	0.7%
SRS Distribution Inc.	(12)	Construction & Building	L+8.75%	1.00%	2/24/2023	5,000	4,907	5,167	2.9%
Tronair Inc.	(12)(16)	Aerospace & Defense	L+8.75%	1.00%	9/6/2024	4,000	3,864	3,864	2.2%
WIRB-Copernicus Group	(12)(16)	Healthcare & Pharmaceuticals	L+9.00%	1.00%	8/12/2022	8,000	7,850	7,849	4.4%
Sub Total Senior Secured Loans - Second Lien						45,797	$43,990	$44,340	24.9%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Bonds - 6.5%
BreitBurn Energy Partners LP	(10)(12)(16)(17)	Energy: Oil & Gas	9.25%	—%	5/18/2020	3,250	3,152	3,023	1.7%
Epicor Software Corp.	(12)(16)	Technology	L+8.25%	1.00%	5/21/2023	5,000	4,869	4,885	2.7%
KeHE Distributors, LLC	(12)	Beverage, Food & Tobacco	7.63%	—%	8/15/2021	500	494	497	0.3%
New Day Aluminum LLC	(12)(14)(16)	Metals & Mining	4.00% 6.00% PIK 6.00% Max PIK	—%	10/28/2020	24	—	24	—%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%	—%	8/15/2022	3,000	2,890	3,202	1.8%
Sub Total Senior Secured Bonds						11,774	$11,405	$11,631	6.5%

Subordinated Debt - 18.8%
Alltech	(12)(15)(16)	Healthcare & Pharmaceuticals	L+6.75%	1.00%	7/9/2023	15,003	14,799	14,805	8.3%
Blue Harvest Fisheries	(16)	Beverage, Food & Tobacco	10.00%	—%	8/17/2036	337	337	337	0.2%
Bumble Bee Seafoods	(14)	Beverage, Food & Tobacco	9.63% PIK 9.63% Max PIK	—%	3/15/2018	1,240	1,231	1,206	0.7%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.50%	—%	5/1/2021	350	330	347	0.2%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	1/15/2022	1,800	1,707	1,782	1.0%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	6/15/2023	1,355	1,254	1,331	0.7%
Fiber Composites LLC	(12)(14)(16)	Construction & Building	12.50% 0.00% PIK 1.00% Max PIK	—%	6/29/2022	5,430	5,321	5,410	3.0%
Hanger, Inc.	(10)(12)	Healthcare & Pharmaceuticals	11.50%	—%	8/1/2019	4,000	3,929	4,000	2.2%
MDC Partners Inc.	(10)(12)	Services: Business	6.50%	—%	5/1/2024	925	816	833	0.5%
SandRidge Energy Inc.	(10)	Energy: Oil & Gas	—%	—%	10/3/2020	226	254	282	0.2%
StandardAero	(12)	Aerospace & Defense	10.00%	—%	7/15/2023	2,380	2,367	2,505	1.4%
TIBCO Software Inc.	(12)	Technology	11.38%	—%	12/1/2021	660	670	660	0.4%
Sub Total Subordinated Debt						33,706	$33,015	$33,498	18.8%

Equity / Other - 0.2%
Blue Harvest Fisheries	(16)	Beverage, Food & Tobacco	—%	—%		—	13	13	—%
BreitBurn Energy Partners LP	(8)(10)(16)(18)	Energy: Oil & Gas	8.00%	—%		251	1,886	40	—%
SandRidge Energy Inc.	(10)(18)	Energy: Oil & Gas	—%	—%		10	202	226	0.2%
Sub Total Equity / Other						261	$2,101	$279	0.2%

TOTAL INVESTMENTS - 154.5%	(19)						$272,996	$275,084	154.5%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets

Derivative Instruments - 0.0%
Forward currency forward contracts	(10)						$—	$(8)	—%
Total Derivative Instruments							$—	$(8)	—%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") unless otherwise noted (i.e. PRIME). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of December 31, 2016, LIBO rates ranged between 0.77167% for 1-month LIBOR to 1.31767% for 6-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands of U.S. dollars.

(7)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2016 (see Note 8. Commitments and Contingencies).

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

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2016, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)	Investment position or portion thereof unsettled as of December 31, 2016.

(12)	Security or portion thereof was pledged as collateral supporting the amounts outstanding under a credit facility as of December 31, 2016; (see Note 7. Borrowings).

(13)
The base interest rate on these investments, or a portion thereof, was based on PRIME rate, which as of December 31, 2016 was 3.75%. The current base interest rate for these investments may be different from the reference rate on December 31, 2016.

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(15)	Investment or a portion thereof is denominated in a currency other than U.S. Dollars.

(16)	Investment classified as Level 3 in the fair value hierarchy (see Note 2).

(17)	Investment was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on these investments.

(18)	Non-income producing security.

(19)
As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4.4 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $2.3 million; the net unrealized appreciation was $2.1 million, the aggregate cost of securities for Federal income purposes was $273.0 million.

Abbreviations:
CN = Canada; UK = United Kingdom
PIK = Payment-In-Kind

See Notes to Consolidated Financial Statements

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 118.6%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,532	$1,518	$1,473	3.2%
Acrisure, LLC (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	160	158	153	0.3%
Asurion, LLC	(12)	Telecommunications	L+3.50%	0.75%	7/8/2020	1,836	1,840	1,681	3.6%
Belk Inc.	(11)	Retail	L+4.75%	1.00%	12/12/2022	1,500	1,335	1,327	2.8%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	248	213	215	0.5%
Ceridian HCM Holding Inc.	(12)	Services: Business	L+3.50%	1.00%	9/15/2020	2,643	2,625	2,270	4.8%
Data Device Corp	(12)	Aerospace & Defense	L+6.00%	1.00%	7/15/2020	4,975	4,917	4,963	10.6%
Gogo Inc.	(10)(12)	Telecommunications	L+9.75%	1.50%	3/21/2018	1,887	1,889	1,906	4.1%
Gogo Inc.	(10)(12)	Telecommunications	L+6.50%	1.00%	3/21/2018	1,147	1,132	1,113	2.4%
Hub International Holdings Inc.	(12)	Banking, Finance, Insurance & Real Estate	L+3.00%	1.00%	10/2/2020	2,878	2,875	2,724	5.8%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,975	4,902	4,909	10.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	2,131	2,047	2,083	4.4%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	819	787	801	1.7%
Mavis Tire Supply Corp	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,985	2,943	2,944	6.3%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	3,934	3,896	3,897	8.3%
Med Intermediate (MyEyeDr) (Delayed Draw)	(12)	Retail	L+6.25%	1.00%	8/14/2021	956	946	947	2.0%
Mitel US Holdings, Inc.	CN(9)(10)(12)	Telecommunications	L+4.50%	1.00%	4/29/2022	1,542	1,556	1,527	3.3%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	1,000	962	930	2.0%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/19/2020	650	621	601	1.3%
National Technical Systems, Inc	(12)	Aerospace & Defense	L+6.00%	1.00%	6/12/2021	4,225	4,175	4,184	9.0%
National Technical Systems, Inc (Delayed Draw)	(7)	Aerospace & Defense	L+6.00%	1.00%	6/14/2021	765	—	(7)	—%
Noranda Aluminum Acquisition Corp	(12)	Metals & Mining	L+4.50%	1.25%	2/28/2019	1,558	1,463	806	1.7%
P.F. Changs China Bistro, Inc.	(12)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	1,902	1,890	1,817	3.9%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,594	2,551	5.5%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,243	2,210	2,184	4.7%
Taxware, LLC	(12)	High Tech Industries	L+6.50%	1.00%	4/1/2022	4,278	4,239	4,326	9.3%
TIBCO Software Inc	(12)	High Tech Industries	L+5.50%	1.00%	12/4/2020	1,731	1,740	1,578	3.4%
ZEP Inc.	(12)	Chemicals, Plastics & Rubber	L+4.75%	1.00%	6/27/2022	1,496	1,489	1,492	3.2%
Sub Total Senior Secured Loan - First Lien						58,696	56,962	55,395	118.6%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2015 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - Second Lien - 21.8%
Atkore International	(11)(12)	Metals & Mining	L+6.75%	1.00%	10/9/2021	3,925	3,442	3,439	7.4%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+7.75%	1.00%	4/28/2023	500	495	470	1.0%
ProQuest LLC	(11)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,600	1,568	1,576	3.4%
TransFirst Holdings Inc.	(12)	High Tech Industries	L+8.00%	1.00%	11/11/2022	4,770	4,712	4,687	10.0%
Sub Total Senior Secured Loans - Second Lien						10,795	10,217	10,172	21.8%

Senior Secured Bonds - 20.4%
Breitburn Energy Partners LP	(10)(12)	Energy: Oil & Gas	9.25%		5/18/2020	3,250	3,164	1,966	4.2%
Epicor Software Corp.	(12)	High Tech Industries	L+8.25%	1.00%	6/1/2023	5,000	4,856	4,861	10.4%
SandRidge Energy, Inc.	(10)(12)	Energy: Oil & Gas	8.75%		6/1/2020	1,000	1,000	304	0.7%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%		8/15/2022	3,000	2,876	2,392	5.1%
Sub Total Senior Secured Bonds						12,250	11,896	9,523	20.4%

Subordinated Debt - 5.7%
StandardAero	(12)	Aerospace & Defense	10.00%		7/15/2023	1,000	987	993	2.1%
TIBCO Software Inc	(11)(12)	High Tech Industries	11.38%		12/1/2021	2,000	2,004	1,672	3.6%
Sub Total Subordinated Debt						3,000	2,991	2,665	5.7%

Equity / Other - 1.0%
Breitburn Energy Partners LP - Series B Preferred Units	(8)(10)	Energy: Oil & Gas	8.00%			246	1,848	471	1.0%
Sub Total Equity / Other						246	1,848	471	1.0%
TOTAL INVESTMENTS - 167.5%	(13)						$83,914	$78,226	167.5%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan whereby some or all of the investment commitment is undrawn as of December 31, 2015 (see Note 8. Commitments and Contingencies).

(8)
The preferred stock investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities in the initial three year period after issuance. All dividend payments in the current period have been paid with the issuance of additional shares of preferred stock.

(9)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(10)	The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2015, 82% of total assets represented qualifying assets.

(11)	Investment position or portion thereof unsettled as of December 31, 2015.

(12)	Security or portion thereof was held within Hamilton and was pledged as collateral supporting the amounts outstanding under Hamilton Credit Facility as of December 31, 2015; (see Note 7. Borrowings).

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
As of December 31, 2016, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies ("ASC Topic 946").
The accompanying consolidated financial statements of the Master Fund and related financial information have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Act of 1933, as amended.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation, with no effect on our financial condition, results of operations or cash flows.
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
Restricted Cash
Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 7. Borrowings). Management believes the credit risk related to its demand deposits is minimal.
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

Notes to Consolidated Financial Statements

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
The Master Fund utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Master Fund’s investments classified and valued as Level 3 in the valuation hierarchy, are described in Note 5. Fair Value of Financial Instruments. The unobservable inputs and assumptions may differ by asset and in the application of the Master Fund’s valuation methodologies. The reported fair value estimates could vary materially if the Master Fund had chosen to incorporate different unobservable pricing inputs and assumptions.

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

Notes to Consolidated Financial Statements

and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
Derivative Instruments
Derivative instruments include foreign currency forward contracts. The Master Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Master Fund are not designated as hedging instruments, and as a result, the Master Fund presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
Foreign Currency Translation, Transactions and Gains/Losses
Foreign currency amounts are translated into U.S. dollars on the following basis: (i) at the exchange rate on the last business day of the reporting period for the fair value of investment securities, other assets and liabilities; and (ii) at the prevailing exchange rate on the respective recording dates for the purchase and sale of investment securities, income, expenses, gains and losses.
Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Master Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with the net realized gains (losses) and unrealized appreciation (depreciation) on investments.
Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Company and the U.S. dollar equivalent of the amounts actually received or paid by the Company.
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations and is included with unrealized appreciation (depreciation) in the consolidated statements of assets and liabilities.
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized gains unless and until such unrealized gains are actually realized.
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
Organization and Offering Expenses
Organization expenses are expensed on the Master Fund's consolidated statements of operations. Continuous offering expenses are capitalized on the Master Fund's consolidated statements of assets and liabilities as deferred offering costs and expensed to the Master Fund's consolidated statements of operations over a 12-month period.
Distributions
Distributions to the Master Fund's common shareholders are periodically declared by its Board of Trustees and recognized as a liability on the record date.
Earnings per Common Share
Earnings per Common Share is calculated based upon the weighted average number of Common Shares outstanding during the reporting period.

Notes to Consolidated Financial Statements

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
New Accounting Standard
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Master Fund has elected early adoption of ASU 2016-18 as of December 31, 2016 and has applied this standard retroactively to all prior periods presented.

Notes to Consolidated Financial Statements

Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of December 31, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	December 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$182,485	$185,336	67.4%	104.1%
Senior secured loans - second lien	43,990	44,340	16.1	24.9
Senior secured bonds	11,405	11,631	4.2	6.5
Total senior debt	$237,880	$241,307	87.7%	135.5%
Subordinated debt	33,015	33,498	12.2	18.8
Equity / other	2,101	279	0.1	0.2
Total investments	$272,996	$275,084	100.0%	154.5%

	December 31, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$56,962	$55,395	70.8%	118.6%
Senior secured loans - second lien	10,217	10,172	13.0	21.8
Senior secured bonds	11,896	9,523	12.2	20.4
Total senior debt	$79,075	$75,090	96.0%	160.8%
Subordinated debt	2,991	2,665	3.4	5.7
Equity / other	1,848	471	0.6	1.0
Total investments	$83,914	$78,226	100.0%	167.5%
As of December 31, 2016, approximately 5.9% of the investment portfolio measured at amortized cost and 5.9% of the investment portfolio measured at fair value were invested in portfolio companies with foreign domiciles, specifically Canada and the United Kingdom. As of December 31, 2015, approximately 1.9% of the investment portfolio measured at amortized cost and 2.0% of the investment portfolio measured at fair value respectively were invested in a Canadian portfolio company.
As of December 31, 2016, debt investments on non-accrual status represented 1.2% and 1.1% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2015, there were no debt investments on non-accrual status.

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2016 and December 31, 2015, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	December 31, 2016			December 31, 2015
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio
Technology	$54,501	$55,052	20.0%	$17,549	$17,125	21.8%
Beverage, Food & Tobacco	35,793	36,055	13.1	1,890	1,817	2.3
Healthcare & Pharmaceuticals	31,022	31,099	11.3	495	470	0.6
Automotive	27,742	28,100	10.2	2,943	2,944	3.8
Aerospace & Defense	21,962	22,300	8.1	10,079	10,131	13.0
Construction & Building	20,072	20,586	7.5	—	—	—
Retail	14,426	14,419	5.3	6,178	6,171	7.9
Utilities: Electric	13,713	14,337	5.2	7,053	6,475	8.3
Containers, Packaging & Glass	10,143	10,768	3.9	213	215	0.3
Banking, Finance, Insurance & Real Estate(1)	10,399	10,476	3.8	7,384	7,234	9.2
Hotel, Gaming & Leisure	7,760	8,017	2.9	—	—	—
Energy: Oil & Gas	8,785	7,031	2.6	6,012	2,741	3.5
Media: Advertising, Printing & Publishing	6,804	6,911	2.5	—	—	—
Consumer Goods: Non-Durable	5,806	5,825	2.1	4,902	4,909	6.3
Services: Business	2,782	2,811	1.0	4,836	4,453	5.7
Media: Broadcasting & Subscription	1,286	1,273	0.5	1,568	1,576	2.0
Metals & Mining	—	24	—	4,905	4,245	5.4
Chemicals, Plastics & Rubber	—	—	—	1,489	1,493	1.9
Telecommunications	—	—	—	6,418	6,227	8.0
Total	$272,996	$275,084	100.0%	$83,914	$78,226	100.0%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.
Note 4. Derivative Instruments
The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund's investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.
As of December 31, 2016 the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount Transacted	Value at Settlement	Value at Period End	Unrealized Appreciation (Depreciation)
EUR	January 12, 2017	JP Morgan Chase Bank	€592 Sold	$616	$624	$(8)

Notes to Consolidated Financial Statements

The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016			Hedges As of December 31, 2016
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Amount in Local Currency	Foreign Currency Hedge Amount in U.S. Dollars
EUR	601	627	624	592	624
Total		627	624		624
As of December 31, 2015, the Master Fund had no foreign currency denominated debt investments and no foreign currency forward contracts.
Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of December 31, 2016 and December 31, 2015 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$105,423	$79,913	$185,336
Senior secured loans - second lien	—	19,590	24,750	44,340
Senior secured bonds	—	3,699	7,932	11,631
Total senior debt	—	$128,712	$112,595	$241,307
Subordinated debt	—	12,946	20,552	33,498
Equity / other	226	—	53	279
Total Investments	$226	$141,658	$133,200	$275,084
Percentage	0.1%	51.5%	48.4%	100.0%
Derivative Instruments
Foreign Currency Forward Contracts	$—	$(8)	$—	$(8)
Total Derivative Instruments	$—	$(8)	$—	$(8)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$34,195	$21,200	$55,395
Senior secured loans - second lien	—	8,596	1,576	10,172
Senior secured bonds	—	2,696	6,827	9,523
Total senior debt	—	45,487	29,603	75,090
Subordinated debt	—	2,665	—	2,665
Equity / other	—	—	471	471
Total	$—	$48,152	$30,074	$78,226
Percentage	—%	61.6%	38.4%	100.0%

Notes to Consolidated Financial Statements

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2016 (dollars in thousands):

December 31, 2016
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	22	$79,913	Market comparables	Market yield (%)	6.49% - 10.20% (7.75%)	Decrease
			Market quotations(5)	Broker quote	100.19	Increase
			Cost(1)	Cost(1)	99.53	Increase
			Market comparables	EBITDA multiple	16.3x	Increase
Senior secured loans - second lien	4	$24,750	Market comparables	Market yield (%)	10.40% -11.85% (10.89%)	Decrease
			Market comparables	EBITDA multiple	6.2x	Increase
Senior secured bonds	3	$7,932	Market quotations(5)	Broker quote	93.00	Increase
			Market comparables	Market yield (%)	9.72%	Decrease
			Liquidation Analysis	Liquidation value	N/A	Increase
Subordinated debt	3	$20,552	Cost(1)	Cost(1)	98.64 - 100.00 (98.67)	Increase
			Market comparables	Market yield (%)	12.59%	Decrease
Equity / other	2	$53	Cost(1)	Cost(1)	100.00	Increase
			Market and income approach	Company specific risk premium	515.60%	Decrease
			Option valuation model	Volatility	163.18%	Increase
Total	34	$133,200
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Notes to Consolidated Financial Statements

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—	$471	$30,074
Additions (1)	64,687	24,603	—	20,456	50	109,796
Net realized gains (2)	209	—	—	—	—	209
Net change in unrealized appreciation (depreciation) on investments (3)	166	117	1,102	96	(468)	1,013
Sales or repayments (4)	(11,424)	—	—	—	—	(11,424)
Net discount accretion	112	30	3	—	—	145
Transfers out of Level 3 (5)(6)	—	(1,576)	—	—	—	(1,576)
Transfers into Level 3 (5)(7)	4,963	—	—	—	—	4,963
Fair value balance as of December 31, 2016	$79,913	$24,750	$7,932	$20,552	$53	$133,200
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2016	$300	$117	$1,102	$96	$(468)	$1,147
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the year ended December 31, 2016, one investment was transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

(7)	For the year ended December 31, 2016, one investment was transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

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
Note 6. Related Party Agreements and Transactions
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
The Master Fund is also affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T"), Carey Credit Income Fund - I ("CCIF-I"), and Carey Credit Income Fund 2018 T ("CCIF 2018T"), three feeder funds, whose registration statements enable each feeder fund to issue up to $1 billion in Common Shares, initially became effective on July 24, 2015, July 31, 2015 and October 3, 2016, respectively. The membership of the Boards of Trustees for the Master Fund, CCIF 2016T, CCIF-I and CCIF 2018T are identical. The feeder funds, have invested, and/or intend to continue to invest, substantially all of the proceeds from their public offerings of their Common Shares in the acquisition of the Master Fund's Common Shares.
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

Notes to Consolidated Financial Statements

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
Administrative Services Agreement
On October 3, 2016, the Master Fund entered into an amended and restated administrative services agreement with the Advisor, (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator, performs and oversees the Master Fund's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Master Fund reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Master Fund had no obligation to reimburse the Administrator for any services or other expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Administrator or its affiliates on the Master Fund's behalf.
Unless earlier terminated, the Administrative Services Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect year to year thereafter if approved annually by a majority of the Master Fund's Board of Trustees and the Master Fund's Independent Trustees.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. As of December 31, 2016 the Master Fund had reimbursed the Advisors for all organization and offering costs incurred. The Advisors waived reimbursement in connection with equity raised during the months of November and December 2015 and the reimbursement waiver expired on December 31, 2015.
Dealer Manager Agreement
On July 17, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), CCIF 2016T and CCIF-

Notes to Consolidated Financial Statements

I. The Dealer Manager Agreement was updated to include CCIF 2018T on October 3, 2016. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's, CCIF 2018T's and CCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each feeder fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating the Dealer Manager are not presented in this report.
Promissory Notes
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate (the "Promissory Notes"). The unpaid principal balance and accrued interest thereon was due and payable on December 30, 2015. On December 17, 2015, the Company repaid all outstanding balances under the Promissory Notes.
Structuring Fees
The Advisors are obligated to remit to the Company any earned capital structuring fees based on the Company’s pro rata portion of the co-investment transactions or originated investments in which the Company participates.
Summary of Related Party Transactions for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (in thousands):

		Year Ended	Year Ended	Year Ended
Related Party	Source Agreement & Description	December 31, 2016	December 31, 2015	December 31, 2014
Advisor	Investment Advisory Agreement - investment advisory fee, net of waivers (1)(2)	$3,473	$402	$—
Advisor	Administrative Services Agreement - expense reimbursement (3)	384	245	—
Advisor	Issuance of Common Shares	—	—	25,000
CCIF-I	Issuance of Common Shares	19,191	125	—
CCIF 2016T	Issuance of Common Shares	104,949	2,235	—
Advisors	O&O Agreement - organization cost reimbursements	228	—	—
Advisors	O&O Agreement - offering cost reimbursements	120	—	—
Trustee Fees	Amended and Restate Bylaws - trustee fees and expenses	367	103	—
WPC Holdco LLC	Promissory Notes - principal and interest	—	33,188	—
GPIM	Co-Investment Exemptive Relief Order - Reimbursement of Structuring Fees	157	—	—
__________________________

(1)	No investment advisory fee was waived for the year ended December 31, 2016. Waived investment advisory fee for the year ended December 31, 2015 was $0.9 million.

(2)
During the years ended December 31, 2016 and December 31, 2015, none of the performance-based incentive fee was payable to the Advisors and therefore recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

(3)
Administrative Services Agreement - expense reimbursement includes amounts paid to the Advisor for the reimbursement of prepaid insurance costs initially paid by the Advisor for the year ended December 31, 2015.

Co-Investment Transactions Exemptive Relief
On June 28, 2016 the Master Fund was granted a SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisors.
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of December 31, 2016, management believes that the risk of incurring any losses for such indemnifications is remote.

Notes to Consolidated Financial Statements

Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton entered into a senior-secured term loan (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The interest rate is 3 month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of December 31, 2016, Hamilton was in compliance with all material terms and covenants related to the Hamilton Credit Facility. Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional undrawn fees and unused commitment fees.
During the period between June 17, 2016 and September 16, 2016, Hamilton was subject to an undrawn fee of 265 basis points per annum on the amount of (i) $100 million less (ii) the outstanding loan amount. Beginning on September 17, 2016 and ending December 16, 2018, Hamilton is subject to an undrawn fee of 265 basis points per annum on the amount, if any, of (i) $150 million less (ii) the outstanding loan amount. In the period commencing September 17, 2016 and ending December 17, 2018, Hamilton is obligated to pay an annual unused commitment fee of 100 basis points on the difference, if any, between $175 million and the greater of (i) the outstanding loan amount and (ii) $150 million.
Hamilton's borrowings as of December 31, 2016 and December 31, 2015 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2016	$175,000	$126,000	$124,505	3.64%	12/17/19	3.0	years
December 31, 2015	$175,000	$39,000	$37,038	3.18%	12/17/19	4.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR+2.65%) and the base interest rate (i.e.3-month LIBOR) are subject to quarterly changes. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2016 and December 31, 2015, the Master Fund’s unfunded commitments consisted of the following (in thousands):

Category / Portfolio Company (1)	December 31, 2016	December 31, 2015
Unfunded Delayed Draw Loans:
Med Intermediate (Delayed Draw)	$1,631	$—
National Technical Systems, Inc. (Delayed Draw)	765	765
Pet Holdings ULC (Delayed Draw)	500	—
Total Unfunded Delayed Draw Loans	2,896	765

Unfunded Revolvers:
Dominion Marine (Revolver)	1,000	—
Humanetics (Revolver)	400	—
Onyx CenterSource (Revolver)	329	—
Parts Town, LLC (Revolver)	900	—
Total Unfunded Revolvers	2,629	—

Other Unfunded Commitments
Grinding Media Inc.	6,200	—
Total Other Unfunded Commitments	6,200	—
Total Unfunded Commitments	$11,725	$765
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.
As of December 31, 2016, the Master Fund’s unfunded commitments have increased in fair value by $0.1 million which is recorded on the consolidated schedule of investments and included in investments at fair value on the consolidated statements of assets and liabilities. The Master Fund and Hamilton have sufficient liquidity to fund these commitment should the funding requirement occur.
Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings (loss) per Common Share) for the years ended December 31, 2016 and December 31, 2015 (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Basic and diluted weighted average Common Shares outstanding	12,370,464	5,571,531
Earnings (loss) per Common Share - basic and diluted (1)	$0.88	$(0.71)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.

Notes to Consolidated Financial Statements

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2016 and December 31, 2015 (in thousands, except share and per share amounts):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of year	$8.00	$9.00
Net investment income	0.21	0.30
Net realized gain on investments	0.05	0.01
Net unrealized gain (loss) (2)	0.45	(1.01)
Net increase (decrease) resulting from operations	0.71	(0.70)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.17)	(0.30)
Distributions from realized gains	(0.04)	—
Distributions in excess of net investment income	(0.03)	—
Net decrease resulting from distributions	(0.24)	(0.30)
Net asset value, end of year	$8.47	$8.00

INVESTMENT RETURNS
Total investment return (4)	9.14%	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$178,066	$46,704
Average net assets (5)	$101,825	$49,119
Common Shares outstanding, end of year	21,016,797	5,840,060
Weighted average Common Shares outstanding	12,370,464	5,571,531

Ratios-to-average net assets: (5)
Net investment income	2.53%	3.45%
Total expenses (excluding investment advisory fee waiver)	9.65%	5.16%
Effect of investment advisory fee waiver	—%	(1.77)%
Net expenses	9.65%	3.38%

Average outstanding borrowings (5)	$67,000	$16,385
Portfolio turnover rate (5)(6)	51%	39%
Asset coverage ratio (7)	2.41	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Notes to Consolidated Financial Statements

(4)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to one Common Share, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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

Note 11. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the years ended December 31, 2016 and December 31, 2015 (in thousands, except per Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
For Fiscal Year 2016
March 28, 2016	March 29, 2016	$0.04626	$350
August 30, 2016	August 31, 2016	$0.05000	$756
September 27, 2016	September 28, 2016	$0.12074	$2,000
December 27, 2016	December 28, 2016	$0.02777	$579

For Fiscal Year 2015
June 30, 2015	August 14, 2015	$0.02000	$128
October 1, 2015	October 2, 2015	$0.13500	$750
December 29, 2015	December 30, 2015	$0.14200	$825
For income tax purposes, the Company estimates that its 2016 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 12. Taxable/Distributable Income).
Note 12. Taxable/Distributable Income
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
As of December 31, 2016 and December 31, 2015, the Company made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2016	2015
Paid in capital in excess of par value	$(52)	$(15)
Undistributed net investment income	52	15
Total	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net increase (decrease) in net assets resulting from operations	$10,908	$(3,953)
Net change in unrealized (appreciation) depreciation	(7,767)	5,688
Unearned performance-based incentive fee on unrealized gains	536	—
Offering expense	52	—
Other book-tax difference	168	15
Total taxable income available for distributions	$3,897	$1,750
For the years ended December 31, 2016 and December 31, 2015 the Master Fund had taxable income available for distributions in excess of the distributions paid during each respective year. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2016 and December 31, 2015 was as follows (in thousands):

Paid Distributions Attributable To:	2016	2015
Ordinary income (including short-term capital gains)	$3,685	$1,703
Long-term capital gains	—	—
Return of capital	—	—
Total	$3,685	$1,703
Paid distributions as a percentage of taxable income available for distributions	94.6%	97.3%
As of December 31, 2016 and December 31, 2015, the components of tax basis accumulated earnings (loss) were as follows (in thousands):

	2016	2015
Undistributed ordinary income, net	$271	$47
Unrealized gain (loss)	2,087	(5,688)
Other temporary adjustments	(724)	—
Total accumulated earnings (loss), net	$1,634	$(5,641)
For the year ended December 31, 2016, the Master Fund had taxable income in excess of the distributions made from such taxable income during the year. Furthermore, the Master Fund does not expect to incur an U.S. federal excise tax for its tax year beginning January 1, 2016 and ending December 31, 2016.

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2016 and December 31, 2015 are presented below (in thousands, except per share amounts):

	As of and for the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$5,033	$3,707	$1,977	$1,691
Net investment income	1,194	1,083	73	228
Net realized and unrealized gains (losses)	2,465	4,598	1,720	(453)
Net increase (decrease) in net assets resulting from operations	3,659	5,681	1,793	(225)
Net assets	178,066	139,716	98,179	59,739
Total investment income per Common Share - basic and diluted	0.27	0.26	0.20	0.26
Net investment income per Common Share - basic and diluted	0.06	0.08	0.01	0.04
Earnings (loss) per Common Share - basic and diluted	0.19	0.40	0.18	(0.04)
Net asset value per Common Share at end of quarter	8.47	8.31	8.08	7.90

	As of and for the three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$1,533	$1,314	$508	$—
Net investment income (loss)	570	995	143	(15)
Net realized and unrealized gains (losses)	(2,387)	(3,458)	199	—
Net increase (decrease) in net assets resulting from operations	(1,817)	(2,463)	342	(15)
Net assets	46,704	47,736	50,327	49,985
Total investment income per Common Share - basic and diluted	0.27	0.24	0.09	—
Net investment income per Common Share - basic and diluted	0.10	0.18	0.03	—
Earnings (loss) per Common Share - basic and diluted	(0.32)	(0.44)	0.06	—
Net asset value per Common Share at end of quarter	8.00	8.59	9.06	9.00
Note 14. Subsequent Events
As of March 17, 2017 the Master Fund had issued 4,972,919 Common Shares subsequent to December 31, 2016, resulting in a $42.4 million increase in equity capital.
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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2016 at a reasonable level of assurance.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2016, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that exempt us from the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
The responsibilities of the Board of Trustees include the oversight of our investment activities, quarterly valuations of our assets, financing arrangements, and corporate governance activities. The Board of Trustees, including the Independent Trustees, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, annually reviews the compensation the Company pays to W. P. Carey and the compensation that W. P. Carey pays to Guggenheim and to determine that the provisions of the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, respectively, are carried out.
The Board of Trustees currently has an Independent Trustees Committee, an Audit Committee, and a Nominating and Governance Committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. The Board of Trustees has not established a standing compensation committee because the executive officers of the Company do not receive any compensation from the Company. The Board of Trustees, as a whole, participates in the consideration of Independent Trustee compensation and decisions on Independent Trustee compensation are based on, among other things, a review of compensation data for comparable BDCs.
Biographies of Interested Trustees
Mark J. DeCesaris serves as Chief Executive Officer of the Company, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T since February 2016, and as Chief Executive Officer of Carey Credit Income Fund 2018 T since May 2016. Mr. DeCesaris also serves as Chief Executive Officer of W. P. Carey Inc. since February 2016 and as a member of its Board of Directors since July 2012. He also serves as Chief Executive Officer and President of Corporate Property Associates 17 - Global Incorporated (“CPA®:17 - Global”) and Corporate Property Associates 18 - Global Incorporated (“CPA®:18 - Global”) since February 2016. Mr. DeCesaris was Chief Financial Officer of W. P. Carey Inc. and CPA®:17 - Global from 2010 to 2013, having served as Acting Chief Financial Officer of each since 2005 and 2007, respectively. He was also Chief Financial Officer of CPA®:18 - Global from 2012 to 2013 and of Carey Watermark Investors Incorporated from 2008 to 2013. Mr. DeCesaris has also been a member of the Board of Managers of Carey Financial, LLC since 2006 and served as its Chairman from 2013 to 2015. Before joining W. P. Carey, from March 2003 to December 2004, Mr. DeCesaris was Executive Vice President for Southern Union Company, a natural gas energy company publicly traded on the New York Stock Exchange, where he oversaw the integration of acquisitions and developed and implemented a shared service organization to reduce annual operating costs. From August 1999 to March 2003, he was Senior Vice President for Penn Millers Insurance Company, a property and casualty insurance company where he served as President and Chief Operating Officer of Penn Software, a subsidiary of Penn Millers Insurance. From 1994 to August 1999, he was President and Chief Executive Officer of System One Solutions, a business consulting firm that he founded. He started his career with Coopers & Lybrand in Philadelphia, earning his Certified Public Accountant license in 1983. Mr. DeCesaris graduated from Kings College with a B.S. in Accounting and a B.S. in Information Technology. He currently serves on the Board of Kings College and on the Board of the Denver Mile High Youth Corps, Petroleum Service Co. and Mountain Productions, Inc.
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
Biographies of Independent Trustees
Marc S. Goodman serves as an Independent Trustee, a member of the Audit Committee and the Independent Trustees Committee, and as Chairman of the Nominating and Governance Committee. He is a Co-Founder and Managing Director of Conyers Consulting Group, LLC, a consulting firm for asset management companies. Until March 31, 2014, he was Co-Executive Chairman and Global Co-Chief Investment Officer of the Kenmar Olympia Group. Prior to that Mr. Goodman was the President, Co-Chief Executive Officer, and Co-Chief Investment Officer of The Kenmar Group. Prior to co-founding The Kenmar Group in 1983, Mr. Goodman was a Vice President and Director of Pasternak, Baum and Co., Inc., a global dealer of cash commodities. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a BBA degree and an MBA in Finance and Investments. He was awarded an Economics and Finance Department Fellowship during his studies. Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for juvenile diabetes. Mr. Goodman also serves on the Diabetes Research Institute Foundation’s National Board and Executive Committee, as well as the Foundation’s Northeast Board and its Executive Committee.
Mr. Goodman was selected as one of our three Independent Trustees because of his experience in the asset management industry and as a chief investment officer; as well as his prior and current experience as a director for other non-traditional funds.
Eric Rosenblatt serves as an Independent Trustee, a member of the Audit Committee and the Nominating and Governance Committee, and as Chairman of the Independent Trustees Committee. He is the President and Founder of R Group AG ("R Group"), which he founded in 2012. R Group is a financial advisory firm based in Switzerland that serves high net worth individuals. R Group focuses on the due diligence, structuring, and monitoring of direct investments (specifically private equity and private debt) and their integration into pre-existing or currently developing financial relationships. Between 2004-2009, Mr. Rosenblatt was a Vice President at Guggenheim Partners, an asset management firm in New York. During his tenure at Guggenheim Partners, he oversaw a portfolio of over $2 billion across multiple asset classes; these included private and public equity, high yield and investment grade bonds, credit default swaps, corporate bank debt, and distressed loans. Mr. Rosenblatt holds a BS in Physics from the Massachusetts Institute of Technology and an MBA from the New York University Stern School of Business, where he was inducted into the Beta Gamma Sigma Honors Society.
Mr. Rosenblatt was selected as one of our three Independent Trustees because of his knowledge of portfolio management across multiple asset classes and as a director for private companies.
Peter E. Roth serves as an Independent Trustee, a member of the Nominating and Governance Committee and the Independent Trustees Committee, and as Chairman of the Audit Committee. Mr. Roth currently serves as Managing Partner of JP Charter Oak Advisors LLC, an investment and advisory firm that is focusing on the financial services industry. From 2006 to 2012, he served as Chief Executive Officer of KBW Asset Management, Inc. (“KBWAM”), a wholly owned subsidiary of KBW, Inc. While at KBWAM, Mr. Roth oversaw the management of several alternative investment funds and was Managing Director and a member of the Investment Committee of KBW Capital Partners GP LLC. During the same period, he also served as a Financial Agent to the U.S. Department of the Treasury on its Capital Purchase Program and the Automotive Industry Finance Program. From 2003 to 2006, he served as the Head of Insurance Investment Banking for Keefe, Bruyette & Woods, Inc. and, from 1990 to 2003, as Head of U.S. Investment Banking for Fox-Pitt, Kelton Inc. (a division of Swiss Re since 1999).
Previously, Mr. Roth served on the Board of Directors of KBW, Inc., and as an Observer on the Board of Directors of SPARTA Insurance Holdings, Inc. and Asset Allocation & Management Company. In the non-profit sector, Mr. Roth serves on the Board of Directors of St. Mary’s Healthcare System for Children in Bayside, Queens, and is Chairman of its Finance and Investment Committee and a member of its Executive Committee. He was previously the Treasurer and Secretary. Mr. Roth received a BA from the University of Pennsylvania and an MBA from The Wharton School at the University of Pennsylvania.
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

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee (1)
Interested Trustees (2)
Mark J. DeCesaris, 57	Chief Executive Officer and Chairman of the Board of Trustees	Appointed CEO February 2016; appointed Trustee and Chairman March 2016
Chief Executive Officer, W. P. Carey Inc., 02/2016-present; Acting Chief Financial Officer and Chief Financial Officer, W. P. Carey Inc., 11/2005-03/2013; Chief Executive Officer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Executive Officer, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 02/2016-present.

Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 03/2016-present; Director, W. P. Carey Inc., 07/2012-present; Trustee and Vice Chairman, King's College, 2001- present; Director, Mountain Productions Inc., 2012-present; Director, Petroleum Service Company, 2008-present.

Jeffrey B. Abrams, 40	Interested Trustee	Appointed February 2015	Senior Managing Director & Portfolio Manager, Guggenheim Partners, 05/2002-present.
Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 02/2015-present; Director, Provo Craft Holdings, LLC, 09/2013-present.

Independent Trustees
Marc S. Goodman, 68	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Director, Conyers Consulting Group, 04/2014-present; Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, 1983-03/2014.
Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 02/2015-present; Director, Duet Commodities Fund Limited, 07/2014-present; Director, Electrum Special Acquisition Corporation, 04/2015-present.

Eric Rosenblatt, 34	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed February 2015	President/Founder and Director, R Group AG, 03/2012-present.
Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund-I, and Carey Credit Income Fund 2016 T, 02/2015-present; Director, R Capital GmbH, 11/2015-present; Director, Zeotap GmbH, 7/2015-present; Director, R Group AG, 03/2012-present.

Peter E. Roth, 58	Trustee, Chairman of the Audit Committee,(3) Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Partner, JP Charter Oak Advisors llc, 01/2012-present; Chief Executive Officer, KBW Asset Management, Inc., 2006-01/2012.
Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund-I, and Carey Credit Income Fund 2016 T, 02/2015-present; Board Member, St. Mary’s Healthcare System for Children, 09/2010-present.

_______________________

(1)	W. P. Carey Inc., Carey Credit Income Fund 2018 T, Carey Credit Income Fund-I, Carey Credit Income Fund 2016 T, and Guggenheim Partners are affiliates of Carey Credit Income Fund.

(2)	Messrs. DeCesaris and Abrams, our two Interested Trustees, are among the senior executives of W. P. Carey and Guggenheim, respectively, who provide services to us on behalf of our Advisors.

(3)
Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers
Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Carey Credit Income Fund, 50 Rockefeller Plaza, New York, New York 10020. The six executive officers identified below also serve as executive officers of the Feeder Funds in the same positions. The Company does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Mark J. DeCesaris, 57	Chief Executive Officer and Chairman of the Board of Trustees	Appointed CEO February 2016; appointed Trustee and Chairman March 2016
Chief Executive Officer, W. P. Carey Inc., 02/2016-present; Acting Chief Financial Officer and Chief Financial Officer, W. P. Carey Inc., 11/2005-03/2013; Chief Executive Officer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Executive Officer, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 02/2016-present.

Trustee, Carey Credit Income Fund 2018 T, 05/2016-present; Trustee, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 03/2016-present; Director, W. P. Carey Inc., 07/2012-present; Trustee and Vice Chairman, King's College, 2001- present; Director, Mountain Productions Inc., 2012-present; Director, Petroleum Service Company, 2008-present.

Mark M. Goldberg, 55	President	Appointed December 2014
Managing Director, W. P. Carey Inc., 09/2008-present; President and Chief Executive Officer, Carey Credit Advisors, LLC, 12/2014-present; President, Carey Credit Income Fund 2018 T, 05/2016-present; President, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 01/2015-present; Chairman, Carey Financial, LLC, 06/2008-present; Managing Director, Corporate Property Associates 18 – Global Incorporated, 04/2013-present; Managing Director, Corporate Property Associates 17— Global Incorporated, 01/2010-present; Managing Director, Carey Watermark Investors Incorporated, 12/2010-present; Managing Director, Carey Watermark Investors 2 Incorporated, 02/2015-present.

Paul S. Saint-Pierre, 63	Chief Financial Officer, Secretary, and Treasurer	Appointed December 2014
Chief Financial Officer, Secretary, and Treasurer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Financial Officer, Secretary, and Treasurer, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 01/2015-present; Senior Vice President, W. P. Carey Inc., 12/2014-present; Senior Vice President, Secretary, and Chief Financial Officer, Carey Credit Advisors, LLC, 12/2014-present; Chief Financial Officer, Corporate Capital Trust, Inc., 06/2010-11/2014; Senior Vice President and Group Chief Financial Officer, CNL Financial Group, LLC, 2011-11/2014; Senior Vice President and Chief Financial Officer, CNL Fund Advisors Company, 01/2007-11/2014.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Robert F. Amweg, 64	Chief Compliance Officer	Appointed February 2015
Chief Compliance Officer, Carey Credit Income Fund 2018 T, 05/2016-present; Chief Compliance Officer, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 02/2015-present; Compliance Director, Vigilant Compliance, LLC, 08/2013-present; Consultant to financial service industry, 09/2012-12/2014; Chief Financial Officer and Chief Accounting Officer, Turner Investments, LP, 02/2007-08/2012.

Kamal Jafarnia, 50	Senior Vice President	Appointed December 2014
Senior Vice President, Carey Credit Income Fund 2018 T, 05/2016-present; Senior Vice President, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 01/2015-present; Senior Vice President, W. P. Carey Inc., 10/2014-present; Executive Vice President, Chief Compliance Officer, and General Counsel, Carey Financial, LLC, 10/2014-present; Senior Vice President and Chief Compliance Officer, Carey Credit Advisors, LLC, 12/2014-present; Counsel, Greenberg Traurig, LLP, 03/2014-10/2014; Counsel, Alston & Bird LLP, 08/2012-03/2014; Senior Vice President, American Realty Capital, 11/2008-08/2012.
Non-Executive Independent Director, Ashford Hospitality Trust, Inc.
John V. Palmer, 32	Vice President	Appointed December 2014
Vice President, Carey Credit Income Fund 2018 T, 05/2016-present; Vice President, Carey Credit Income Fund-I and Carey Credit Income Fund 2016 T, 01/2015-present; First Vice President, W. P. Carey Inc., 05/2014-present; First Vice President, Carey Credit Advisors, LLC, 12/2014-present; Director of Fund Management, CNL Financial Group, LLC, 05/2009-05/2014.

_______________________

(1)
W. P. Carey Inc., Carey Credit Advisors, LLC, Carey Financial LLC, Carey Credit Income Fund 2018 T, Carey Credit Income Fund-I, and Carey Credit Income Fund 2016 T are affiliates of Carey Credit Income Fund.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2016.
Code of Ethics
The Company adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the code of ethics. A copy of our code of ethics is available at www.careycredit.com/Corporate-Governance.
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
Under our bylaws, our Board of Trustees may designate one of our Trustees as Chairman to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. Presently, Mr. DeCesaris serves as Chairman of our Board of Trustees and is an “interested person” by virtue of his professional association with W. P. Carey Inc. We believe that it is in the best interests of our shareholders for Mr. DeCesaris to serve as Chairman of our Board of Trustees because of his experience in matters of relevance to our business. Our Board of Trustees has determined that the compositions of the Audit Committee and the Independent Trustees Committee are appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as an interested person of us. We believe that our Board of Trustees’ flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of us and our shareholders.
Each year, our Independent Trustees designate an Independent Trustee to serve as Chairman of the Independent Trustees Committee and who also serves as the lead Independent Trustee on our Board of Trustees. The designation of a lead Independent Trustee is for a one-year term, but the lead Independent Trustee may succeed himself or herself in that position. If the lead Independent Trustee is unavailable for a meeting, his or her immediate predecessor will serve as lead Independent Trustee for such meeting. The lead Independent Trustee will preside over meetings of our Independent Trustees Committee. The lead Independent Trustee will also serve as a liaison between our Independent Trustees Committee and our management on a wide variety of matters, including agenda items for our Board of Trustees meetings. Designation as such does not impose on the lead Independent Trustee any obligations or standards greater than or different from those of our other Trustees.
All of the Independent Trustees play an active role on the Board of Trustees. The Independent Trustees compose a majority of our Board of Trustees and are closely involved in all material deliberations related to us. Our Board of Trustees believes that, with these practices, each Independent Trustee has an equal involvement in the actions and oversight role of our Board of Trustees and equal accountability to us and our shareholders. Our Independent Trustees are expected to meet separately (i) as part of each regular Board of Trustees meeting, and (ii) with our chief compliance officer, as part of at least one Board of Trustees meeting each year. Our Independent Trustees Committee may hold additional meetings at the request of the lead Independent Trustee or another Independent Trustee.
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
Board of Trustees Committees - Independent Trustees Committee, Audit Committee, Nominating and Governance Committee
Our Trustees will also serve on one or more of the following committees, which have been established by our Board of Trustees to handle certain designated responsibilities. The Board of Trustees has designated a Chairman of each committee. The Board of Trustees may establish additional committees, change the membership of any committee, fill all vacancies, designate alternate members to replace any absent or disqualified member of any committee, or dissolve any committee as it deems necessary and in our best interest.

Independent Trustees Committee.    Our Independent Trustees Committee consists of all of our Independent Trustees. Mr. Rosenblatt currently serves as Chairman of the Independent Trustees Committee. The Independent Trustees Committee assists the Board of Trustees by acting as a liaison between the Board of Trustees and our principal service providers, including without limitation, our Advisors. The Independent Trustees Committee is responsible for assessing the flow of information between our management and the Board of Trustees and overseeing the annual approval process of the Investment Advisory Agreement, the Administrative Services Agreement, and the Investment Sub-Advisory Agreement. The Independent Trustees Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board of Trustees may deem necessary or appropriate. Time is allotted at each quarterly meeting of our Board of Trustees for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board of Trustees or at other times as they deem necessary or appropriate.
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
As an externally managed BDC, we rely on the services of W. P. Carey as investment advisor under the Investment Advisory Agreement and the services of Guggenheim as investment sub-advisor under the Investment Sub-Advisory Agreement. W. P. Carey also provides administrative services to the Company under an Administrative Services Agreement. Several of W. P. Carey's appointed executive officers also serve on behalf of our Company, specifically our president, chief financial officer, treasurer and secretary, senior vice president, and vice president. We do not pay any compensation to any of our executive officers, with the exception of a contractual compensation agreement with Vigilant Compliance, LLC for our Chief Compliance Officer.

(b)	Compensation of Independent Trustees
The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2016, each Independent Trustee was entitled to compensation for his Trustee-related services including: an annual retainer fee amount of $52,500, $2,500 for each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during regular Board of Trustees meetings and (ii) telephonic meetings of the Board of Trustees and committees, and reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. In addition, the Audit Committee chairman was entitled to a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Company for the fiscal year ending December 31, 2016; compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included. The Independent Trustees did not receive any additional compensation from the Feeder Funds.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2016
Independent Trustee Names	Fees earned or paid in cash	Total
Marc S. Goodman	$107,500	$107,500
Eric Rosenblatt	107,500	107,500
Peter E. Roth	116,500	116,500
	$331,500	$331,500
In fiscal year 2017, the compensation schedule for each Independent Trustee consists of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $500 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. In addition, the Audit Committee chairman is entitled to a $10,000 annual retainer fee.
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

Name of Beneficial Owner (1)	Number	Percentage of current ownership(2)
Beneficial Owners of More Than 5%:(2)
Carey Credit Advisors, LLC; 50 Rockefeller Plaza, New York, NY 10020	2,777,778	10.7%
IDF III, LLC; 227 West Monroe St., Chicago, IL 60606	2,777,778	10.7%

Feeder Funds: (3)
Carey Credit Income Fund - I	3,149,718	12.1%
Carey Credit Income Fund 2016 T	17,284,443	66.5%
Carey Credit Income Fund 2018 T	—	—%

Trustees and Executive Officers:
Trustees:
Mark J. DeCesaris (4)	—	—%
Jeffrey B. Abrams	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:		—%
Mark M. Goldberg, President	—	—%
Paul S. Saint-Pierre, Chief Financial Officer and Secretary	—	—%
Kamal Jafarnia, Senior Vice President	—	—%
John V. Palmer, Vice President	—	—%
Robert F. Amweg, Chief Compliance Officer	—	—%
All Trustees and Executive Officers as a group (10 persons):	—	—%
_______________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 25,989,717 Shares issued and outstanding as of March 17, 2017.

(3)	Each Feeder Fund is registered with the SEC and its financial statements may be viewed at www.sec.gov.

(4)	Mark J. DeCesaris is also the Chief Executive Officer of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.
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
From time to time, and to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with the co-investment transaction exemptive relief we received from the SEC, we and other clients for which our Advisors provide investment management services or carry on investment activities may make investments at different levels of an investment entity’s capital structure or otherwise in different classes of an issuer’s securities. These investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by us and such other clients, including in the case of financial distress of the investment entity.
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
Guggenheim is primarily responsible for initially identifying, evaluating, negotiating, and structuring our investments. These activities will be carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Each investment that we make will require the approval of both our Advisors. Certain affiliated co-investment transactions, to the extent permitted by an SEC exemptive order, may require the additional approval of our Independent Trustees Committee.
During 2016 and 2015, we paid W. P. Carey $3.5 million and $0.4 million, respectively, in asset management fees.
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
For providing these services, facilities, and personnel, we reimburse W. P. Carey for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (i) W. P. Carey’s actual costs and (ii) the amount that we would be required to pay for comparable administrative services in the same geographic location. W. P. Carey is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations, and/or other reasonable metrics. Our Board of Trustees assesses the reasonableness of such reimbursements based on the breadth, depth, and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board of Trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board of Trustees compares the total amount paid to W. P. Carey for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse W. P. Carey for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of W. P. Carey. During 2016 and 2015, $0.4 million and $0.1 million, respectively, was paid to the W. P. Carey to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by the Advisor to its executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
Each of the Investment Advisory Agreement, the Investment Sub-Advisory Agreement, and the Administrative Services Agreement were initially approved by our Board of Trustees on February 23, 2015. Unless earlier terminated as described below, each agreement will remain in effect for a period of two years from the date of execution and will remain in effect from year-to-year thereafter if approved annually by a majority of our Independent Trustees and either our Board of Trustees or the holders of a majority of our outstanding voting securities.
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
Indebtedness to Related Party
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate. The unpaid principal balance and accrued interest thereon was due and payable on December 30, 2015. On December 17, 2015, the Company repaid all outstanding balances under the Promissory Notes.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (the "Independent Accountant") for professional services performed for the Company's fiscal years ended December 31, 2016 and 2015.

Fiscal Year	Audit Fees	Tax Fees (1)	All Other Fees
2016	$475,000	$16,475	$—
2015	$320,000	$16,000	$—
__________________________

(1)	Tax Fees: This category consists of fees accrued or billed to the Company by the Independent Accountant for tax compliance and income tax returns.
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
All of the audit and non-audit services described above for which fees were incurred by us for fiscal years ended December 31, 2016 and 2015 were pre-approved by the Audit Committee in accordance with its pre-approval policy.
In 2016, the Independent Accountant provided tax services to W. P. Carey and the related tax service fees were $6,000. In 2016, the Independent Accountant was also paid (i) $26,700 for audit-related and tax services to CCIF 2016T (ii) $26,700 for audit-related and tax services to CCIF-I and (iii) $18,000 for audit-related services to CCIF 2018T. All of these arrangements were pre-approved by the Audit Committee.
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

10.3
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Form 10-Q (filed on November 14, 2016.)

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

10.8
Amended and Restated Loan Agreement dated as of December 17, 2015, amended and restated as of June 27, 2016 among Hamilton Finance LLC, the Financing Providers party hereto, US Bank National Association as the Collateral Administrator, Collateral Agent and Securities Intermediary party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent.  (Incorporated by reference to Exhibit 10.9 filed with the Registrant's Form 10-Q filed on August 12, 2016.)

10.9
Sale and Contribution Agreement by and between the Registrant and Hamilton Finance LLC. (Incorporated by reference to Exhibit 10.2 filed with Registrant's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.10
Investment Management Agreement by and between Hamilton Finance LLC and the Registrant. (Incorporated by reference to Exhibit 10.3 filed with Registrant's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11
Collateral Administration Agreement by and among Hamilton Finance LLC, Registrant, JPMorgan Chase Bank, National Association, and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

14.1
Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 99(r)(1) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

14.2
Code of Ethics of Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99(r)(2) filed with Carey Credit Income Fund' 2018 Ts Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

14.3
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(r)(3) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND

Date:	March 20, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	March 20, 2017	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark J. DeCesaris
Mark J. DeCesaris	Chief Executive Officer and Trustee	March 20, 2017
(Principal Executive Officer)

/s/ Paul S. Saint-Pierre
Paul S. Saint-Pierre	Chief Financial Officer	March 20, 2017
(Principal Financial Officer)

/s/ Jeffrey B. Abrams
Jeffrey B. Abrams	Trustee	March 20, 2017

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 20, 2017

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 20, 2017

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 20, 2017