Form 10-Q
period 2017-03-31
Carey Credit Income Fund
filed 2017-05-12
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (212) 492-1100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 5, 2017 was 28,027,189.

CAREY CREDIT INCOME FUND

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 21, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments at fair value (amortized cost of $326,619 and $272,996, respectively)	$330,040	$275,084
Cash	25,649	6,593
Restricted cash	22,644	19,575
Deferred offering costs	37	68
Interest and dividend income receivable	1,159	1,557
Principal receivable	2,562	2,521
Prepaid and deferred expenses	107	34
Total assets	$382,198	$305,432

Liabilities
Credit facility payable, net of financing costs	$124,623	$124,505
Payable for investments purchased	18,533	1,093
Accrued investment advisory fee	600	489
Accrued performance-based incentive fee	1,001	536
Unrealized depreciation on derivative instruments	201	8
Payable to related party	25	33
Trustees fees payable	40	—
Accrued professional services fees	521	436
Accounts payable, accrued expenses and other liabilities	256	266
Total liabilities	145,800	127,366
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$236,398	$178,066

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 27,636,857 and 21,016,797 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$28	$21
Paid-in-capital in excess of par value	232,845	176,411
Accumulated distributions in excess of net investment income	(826)	(445)
Accumulated undistributed net realized gain	1,131	—
Net unrealized appreciation	3,220	2,079
Net assets	$236,398	$178,066
Net asset value per Common Share	$8.55	$8.47
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment Income
Interest income	$5,817	$1,654
Dividend income	—	37
Fee income	355	—
Total investment income	6,172	1,691
Operating Expenses
Interest expense	1,497	428
Administrative services	45	25
Related party reimbursements	110	98
Investment advisory fee	1,657	457
Performance-based incentive fee	465	—
Custody services	1	14
Trustees fees	112	77
Professional services fees	310	285
Insurance	35	36
Other expenses	21	43
Total operating expenses	4,253	1,463
Net investment income	1,919	228

Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	961	110
Derivative instruments	222	—
Foreign currency transactions	(52)	—
Net realized gains	1,131	110
Net change in unrealized appreciation (depreciation) on:
Investments	1,334	(563)
Derivative instruments	(193)	—
Net change in unrealized appreciation (depreciation)	1,141	(563)
Net realized and unrealized gains (losses)	2,272	(453)
Net increase (decrease) in net assets resulting from operations	$4,191	$(225)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.08	$0.04
Earnings (loss) per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.18	$(0.04)
Weighted average Common Shares outstanding (basic and diluted)	23,555,175	6,393,423
Distributions per Common Share	$0.09	$0.05
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share amounts)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income	$1,919	$228
Net realized gains	1,131	110
Net change in unrealized appreciation (depreciation)	1,141	(563)
Net increase (decrease) in net assets resulting from operations	4,191	(225)
Shareholder distributions:
Distributions from net investment income	(1,919)	(243)
Distributions in excess of net investment income	(381)	(107)
Net decrease in net assets resulting from shareholder distributions	(2,300)	(350)
Capital share transactions:
Issuance of Common Shares	56,441	13,610
Net increase in net assets resulting from capital share transactions	56,441	13,610
Total increase in net assets	58,332	13,035
Net assets at beginning of period	178,066	46,704
Net assets at end of period	$236,398	$59,739
Capital share activity:
Common Shares outstanding at the beginning of the period	21,016,797	5,840,060
Common Shares issued from subscriptions	6,620,060	1,726,147
Common Shares outstanding at the end of the period	27,636,857	7,566,207
Accumulated distributions in excess of net investment income	$(826)	$(107)
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net increase (decrease) in net assets resulting from operations	$4,191	$(225)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	—	(37)
Amortization of premium/accretion on investments, net	(322)	(74)
Proceeds from sales of investments	9,090	3,117
Proceeds from paydowns on investments	25,350	4,707
Purchase of investments	(86,779)	(16,725)
Net realized gain on investments	(961)	(110)
Net change in unrealized (appreciation) depreciation on investments	(1,334)	563
Net change in unrealized depreciation on derivative instruments	193	—
Amortization of deferred financing costs	118	114
(Increase) decrease in operating assets:
Deferred offering costs	31	—
Interest and dividend income receivable	398	10
Principal receivable	(41)	14
Prepaid and deferred expenses	(73)	(105)
Increase (decrease) in operating liabilities:
Payable for investments purchased	17,440	4,276
Accrued investment advisory fee	111	14
Accrued performance-based incentive fee	465	—
Payable to related party	(8)	(1)
Accrued professional services fees	85	123
Trustees fees payable	40	28
Accounts payable, accrued expenses and other liabilities	(10)	(45)
Net cash used in operating activities	(32,016)	(4,356)
Financing activities
Issuance of Common Shares	56,441	13,610
Payment of financing costs	—	(219)
Distributions paid	(2,300)	(350)
Net cash provided by financing activities	54,141	13,041
Net increase in restricted and unrestricted cash	22,125	8,685
Restricted and unrestricted cash, beginning of period	26,168	9,925
Restricted and unrestricted cash, end of period	$48,293	$18,610
Reconciliation of restricted and unrestricted cash
Cash	25,649	9,374
Restricted cash	22,644	9,236
Total restricted and unrestricted cash	$48,293	$18,610
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,338	$313
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 97.7%
Accuride Corp.	(12)(14)	Automotive	L+7.00%	1.00%	11/10/2023	11,970	$11,551	$11,985	5.0%
Advanced Integration Technology	(11)(12)	Aerospace & Defense	L+5.50%	1.00%	7/22/2021	11,950	11,738	12,055	5.1%
Advicent Solutions	(12)(17)	Technology	L+8.25%	1.00%	2/28/2024	7,180	7,005	7,007	3.0%
American Academy Holdings, LLC	(12)(14)(17)	Healthcare & Pharmaceuticals	L+5.25%	1.00%	5/17/2021	4,484	4,446	4,447	1.9%
Bay Club Company	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2022	6,501	6,321	6,574	2.8%
BBB Industries, Inc.	(12)(17)	Automotive	L+5.00%	1.00%	11/3/2021	9,675	9,553	9,705	4.1%
Belk Inc.	(11)(12)(14)	Retail	L+4.75%	1.00%	12/12/2022	2,857	2,584	2,426	1.0%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	5,945	5,325	5,885	2.5%
Blue Harvest Fisheries	(12)(17)	Beverage, Food & Tobacco	L+7.00%	1.00%	7/29/2022	6,847	6,754	6,756	2.9%
Blue Nile Inc.	(12)	Retail	L+6.50%	1.00%	1/20/2023	12,000	11,645	11,940	5.1%
C-III Capital Partners	(10)(12)(14)(17)	Banking, Finance, Insurance & Real Estate	L+7.92%	1.00%	8/8/2021	3,800	3,664	3,763	1.6%
Chefs' Warehouse, Inc.	(10)(12)	Beverage, Food & Tobacco	L+5.75%	1.00%	6/22/2022	3,881	3,821	3,930	1.7%
Chefs' Warehouse, Inc.(Delayed Draw)	(10)(12)	Beverage, Food & Tobacco	L+5.75%	1.00%	6/22/2022	179	169	181	0.1%
Cvent, Inc.	(12)	Technology	L+5.00%	1.00%	6/16/2023	5,400	5,344	5,434	2.3%
Dominion Marine Media	(12)(17)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	9/9/2022	6,965	6,890	6,891	2.9%
Dominion Marine Media (Revolver)	(7)(17)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	8/10/2021	1,000	(112)	(11)	—%
Eco-Site (Delayed Draw)	(7)(14)(17)	Telecommunications	L+8.00%	1.00%	2/3/2022	12,857	3,026	3,022	1.3%
Give & Go Prepared Foods Corp.	CN(9)(10)(12)(14)	Beverage, Food & Tobacco	L+5.50%	1.00%	7/12/2023	8,948	8,802	9,082	3.8%
GlobalLogic Holdings Inc.	(12)(14)	Technology	L+4.50%	1.00%	6/20/2022	967	955	974	0.4%
Greenway Health, LLC	(12)	Technology	L+4.75%	1.00%	2/16/2024	8,000	7,922	8,065	3.4%
Humanetics	(11)(12)(17)	Automotive	L+6.00%	1.00%	7/12/2022	8,586	8,370	8,430	3.6%
Humanetics (Revolver)	(7)(17)	Automotive	L+6.00%	1.00%	7/12/2022	400	150	107	—%
Ilpea Parent Inc.	IT(9)(10)(12)(17)	Chemicals, Plastics & Rubber	L+5.50%	1.00%	3/31/2023	5,900	5,812	5,893	2.5%
Implus Footcare, LLC	(12)(14)(17)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,912	4,856	4,863	2.1%
Implus Footcare, LLC	(12)(14)(17)	Consumer Goods: Non-Durable	L+6.25%	1.00%	4/30/2021	953	940	951	0.4%
Integro Insurance Brokers	(12)(14)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/28/2022	2,764	2,671	2,778	1.2%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Integro Insurance Brokers (Delayed Draw)	(12)(14)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/7/2022	150	145	151	0.1%
Kar Nut Products Co.	(11)(12)	Beverage, Food & Tobacco	L+4.50%	1.00%	3/31/2024	1,000	990	990	0.4%
Mavis Tire Supply LLC	(12)(17)	Automotive	L+5.25%	1.00%	11/2/2020	2,948	2,916	2,918	1.2%
Med Intermediate (MyEyeDr)	(12)(14)(17)	Retail	L+6.25%	1.00%	8/14/2021	4,828	4,786	4,793	2.0%
Med Intermediate (MyEyeDr) (Delayed Draw)	(7)(12)(14)(17)	Retail	L+6.25%	1.00%	8/16/2021	1,631	(24)	(12)	—%
Med Intermediate (MyEyeDr) (Term Loan B)	(12)(14)(17)	Retail	L+6.25%	1.00%	8/16/2021	1,262	1,246	1,253	0.5%
Moss Creek Resources	(10)(11)(17)	Energy: Oil & Gas	L+8.00%	1.00%	3/29/2022	9,000	8,798	8,868	3.8%
Moss Creek Resources (Delayed Draw)	(7)(10)(17)	Energy: Oil & Gas	L+8.00%	1.00%	3/29/2022	3,000	—	(44)	—%
Moxie Liberty LLC	(12)(14)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	2,974	2,907	2,937	1.2%
Moxie Patriot LLC	(12)(14)	Utilities: Electric	L+5.75%	1.00%	12/21/2020	635	612	624	0.3%
MRP Generation Holdings LLC	(10)(12)(14)	Utilities: Electric	L+7.00%	1.00%	10/18/2022	4,975	4,693	4,950	2.1%
National Technical Systems, Inc.	(12)(17)	Aerospace & Defense	L+6.25%	1.00%	6/14/2021	4,093	4,054	3,990	1.7%
National Technical Systems, Inc. (Delayed Draw)	(7)(12)(17)	Aerospace & Defense	L+6.25%	1.00%	6/11/2021	765	—	(19)	—%
Onyx CenterSource	(12)(14)(17)	Technology	L+6.75%	1.00%	12/20/2021	7,215	7,185	7,183	3.0%
Onyx CenterSource (Revolver)	(7)(14)(17)	Technology	L+6.75%	1.00%	12/20/2021	329	(41)	(1)	—%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,608	2,633	1.1%
Parts Town, LLC	(12)(17)	Beverage, Food & Tobacco	L+6.50%	1.00%	6/23/2022	8,465	8,450	8,465	3.6%
Parts Town, LLC (Revolver)	(7)(13)(17)	Beverage, Food & Tobacco	P+5.50%	—%	6/23/2022	1,000	274	274	0.1%
Pelican Products, Inc.	(12)(14)	Containers, Packaging & Glass	L+4.25%	1.00%	4/10/2020	5,005	4,834	5,010	2.1%
Pet Holdings ULC	CN(9)(10)(12)	Retail	L+5.50%	1.00%	6/23/2023	4,478	4,411	4,489	1.9%
Pet Holdings ULC (Delayed Draw)	CN(7)(9)(10)(12)(13)	Retail	P+4.50%	1.00%	6/23/2023	500	62	64	—%
Planview, Inc.	(12)(17)	Technology	L+5.25%	1.00%	1/18/2023	4,388	4,324	4,325	1.8%
QLIK Technologies Inc.	(10)(12)(17)	Technology	L+8.25%	1.00%	8/22/2022	7,960	7,807	8,224	3.5%
Reddy Ice	(12)(13)	Beverage, Food & Tobacco	L+5.50%	1.25%	5/1/2019	3,644	3,500	3,589	1.5%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	1,513	1,496	1,500	0.6%
SiteOne Landscape Supply, Inc.	(12)	Construction & Building	L+4.50%	1.00%	4/29/2022	4,950	4,904	5,006	2.1%
TIBCO Software Inc.	(12)	Technology	L+4.50%	1.00%	12/4/2020	1,709	1,718	1,731	0.7%
Tronair Inc.	(12)(14)	Aerospace & Defense	L+4.75%	1.00%	9/8/2023	3,980	3,943	3,960	1.7%
Sub Total Senior Secured Loans - First Lien						250,018	$226,800	$230,984	97.7%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - Second Lien - 22.8%
Advanced Computer Software	UK(9)(10)(11)(12)(14)	Technology	L+9.50%	1.00%	1/31/2023	6,000	5,519	5,535	2.4%
Cologix Holdings	(11)(12)	Technology	L+7.00%	1.00%	2/7/2024	3,000	2,970	3,007	1.3%
CTI Foods	(12)(14)	Beverage, Food & Tobacco	L+7.25%	1.00%	6/28/2021	5,000	4,656	4,550	1.9%
Cvent, Inc.	(12)(17)	Technology	L+10.00%	1.00%	5/29/2024	5,386	5,084	5,191	2.2%
Planview, Inc.	(12)(17)	Technology	L+9.75%	1.00%	8/9/2022	4,388	4,323	4,325	1.8%
ProQuest LLC	(12)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,235	1,210	1,198	0.5%
SRS Distribution Inc.	(12)(14)	Construction & Building	L+8.75%	1.00%	2/24/2023	6,790	6,701	7,062	3.0%
Tronair Inc.	(12)(14)(17)	Aerospace & Defense	L+8.75%	1.00%	9/6/2024	4,000	3,868	3,869	1.6%
Welcome Break	UK(9)(10)(12)(16)(17)	Hotel, Gaming & Leisure	L+8.00%	1.00%	12/13/2022	7,477	7,368	7,397	3.1%
WIRB-Copernicus Group	(12)(14)(17)	Healthcare & Pharmaceuticals	L+9.00%	1.00%	8/12/2022	12,000	11,797	11,827	5.0%
Sub Total Senior Secured Loans - Second Lien						55,276	$53,496	$53,961	22.8%

Senior Secured Bonds - 5.1%
BreitBurn Energy Partners LP	(10)(12)(17)(18)	Energy: Oil & Gas	9.25%	—%	5/18/2020	3,250	3,153	3,252	1.4%
Epicor Software Corp.	(12)(17)	Technology	L+8.25%	1.00%	5/21/2023	5,000	4,874	4,885	2.1%
KeHE Distributors, LLC	(12)	Beverage, Food & Tobacco	7.63%	—%	8/15/2021	500	494	504	0.2%
New Day Aluminum LLC	(12)(15)(14)(17)	Metals & Mining	4.00% 6.00% PIK 6.00% Max PIK	—%	10/28/2020	22	—	20	—%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%	—%	8/15/2022	3,000	2,893	3,364	1.4%
Sub Total Senior Secured Bonds						11,772	$11,414	$12,025	5.1%

Subordinated Debt - 13.8%
Alltech	(12)(16)(17)	Healthcare & Pharmaceuticals	L+6.75%	1.00%	7/9/2023	15,003	14,809	14,822	6.3%
Blue Harvest Fisheries	(16)	Beverage, Food & Tobacco	10.00%	—%	8/17/2036	337	337	337	0.1%
Bumble Bee Seafoods	(15)	Beverage, Food & Tobacco	9.63% PIK 9.63% Max PIK	—%	3/15/2018	1,240	1,233	1,203	0.5%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.50%	—%	5/1/2021	1,650	1,646	1,567	0.7%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	1/15/2022	2,950	2,859	2,788	1.2%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	6/15/2023	1,855	1,760	1,744	0.7%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Fiber Composites LLC	(12)(15)(17)	Construction & Building	12.50% 0.00% PIK 1.00% Max PIK	—%	6/29/2022	5,430	5,325	5,415	2.3%
Hanger, Inc.	(10)(12)	Healthcare & Pharmaceuticals	11.50%	—%	8/1/2019	4,000	3,936	4,050	1.7%
MDC Partners Inc.	(10)(12)	Services: Business	6.50%	—%	5/1/2024	725	649	691	0.3%
Sub Total Subordinated Debt						33,190	$32,554	$32,617	13.8%

Equity / Other - 0.2%
Blue Harvest Fisheries	(16)(19)	Beverage, Food & Tobacco	—%	—%		—	13	13	—%
BreitBurn Energy Partners LP	(8)(10)(17)(19)	Energy: Oil & Gas	8.00%	—%		251	1,886	40	—%
SandRidge Energy Inc.	(10)(19)	Energy: Oil & Gas	—%	—%		22	456	400	0.2%
Sub Total Equity / Other						273	$2,355	$453	0.2%

TOTAL INVESTMENTS - 139.6%	(20)						$326,619	$330,040	139.6%

Derivative Instruments - 0.0%
Forward currency forward contracts	(10)						$—	$(201)	—%
TOTAL DERIVATIVE INSTRUMENTS							$—	$(201)	—%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate denoted as "P". Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of March 31, 2017, LIBO rates ranged between 0.98278% for 1-month LIBOR to 1.14956% for 3-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands of U.S. dollars.

(7)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2017 (see Note 8. Commitments and Contingencies).

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

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of March 31, 2017, qualifying assets represented 79% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)	Investment position or portion thereof unsettled as of March 31, 2017.

(12)	Security or portion thereof was pledged as collateral supporting the amounts outstanding under a credit facility as of March 31, 2017; (see Note 7. Borrowings).

(13)
The base interest rate on these investments, or a portion thereof, was based on PRIME rate, which as of March 31, 2017 was 4.0%. The current base interest rate for these investments may be different from the reference rate on March 31, 2017.

(14)
The base interest rate on these investments, or a portion thereof, was 3-month LIBOR which as of March 31, 2017 was 1.14956%. The current based rate for these investments may be different from the reference rate on March 31, 2017

(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(16)	Investment or a portion thereof is denominated in a currency other than U.S. Dollars.

(17)	Investment classified as Level 3 in the fair value hierarchy (see Note 2. Significant Accounting Policies).

(18)	Investment was on non-accrual status as of March 31, 2017, meaning that the Company has ceased recognizing interest income on these investments.

(19)	Non-income producing security.

(20)
As of March 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $6.0 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $2.6 million; the net unrealized appreciation was $3.4 million, the aggregate cost of securities for Federal income purposes was $326.6 million.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy
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
______________________

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

(15)	Investment or a portion thereof is denominated in a currency other than U.S. Dollars.

(16)	Investment classified as Level 3 in the fair value hierarchy (see Note 2. Significant Accounting Policies).

(17)	Investment was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on these investments.

(18)	Non-income producing security.

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

Abbreviations:
CN = Canada; UK = United Kingdom
PIK = Payment-In-Kind

See Unaudited Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

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
As of March 31, 2017, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Security Transactions and Realized/Unrealized Gains or Losses
    Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale and (ii) the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily measures the change in investment values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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
Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded by the Master Fund and the U.S. dollar equivalent of the amounts actually received or paid by the Master Fund.
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations and is included with unrealized appreciation (depreciation) in the consolidated statements of assets and liabilities.
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation are actually realized.
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

Notes to Consolidated Financial Statements (Unaudited)

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
In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 requires that when securities are purchased at a premium over their callable price that the premium be amortized over a the period of time from purchase to the first call date. Historically premiums and discounts have been amortized to the maturity date of a security. The new guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Master Fund has not elected early adoption at this point and is still assessing the potential impact of this guidance.
Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of March 31, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value and net assets (dollars in thousands):

	March 31, 2017
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$226,800	$230,984	70.0%	97.7%
Senior secured loans - second lien	53,496	53,961	16.3	22.8
Senior secured bonds	11,414	12,025	3.7	5.1
Total senior debt	$291,710	$296,970	90.0%	125.6%
Subordinated debt	32,554	32,617	9.9	13.8
Equity / other	2,355	453	0.1	0.2
Total investments	$326,619	$330,040	100.0%	139.6%

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$182,485	$185,336	67.4%	104.1%
Senior secured loans - second lien	43,990	44,340	16.1	24.9
Senior secured bonds	11,405	11,631	4.2	6.5
Total senior debt	$237,880	$241,307	87.7%	135.5%
Subordinated debt	33,015	33,498	12.2	18.8
Equity / other	2,101	279	0.1	0.2
Total investments	$272,996	$275,084	100.0%	154.5%
As of March 31, 2017, approximately 9.8% of the investment portfolio measured at amortized cost and 9.8% of the investment portfolio measured at fair value were invested in portfolio companies with foreign domiciles, specifically Canada, Italy and the United Kingdom. As of December 31, 2016, approximately 5.9% of the investment portfolio measured at amortized cost and 5.9% of the investment portfolio measured at fair value were invested in a Canadian portfolio company.
As of March 31, 2017, debt investments on non-accrual status represented 1.0% and 1.0% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2016, debt investments on non-accrual status represented 1.2% and 1.1% of total investments on an amortized cost basis and fair value basis, respectively.
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (dollars in thousands):

	March 31, 2017			December 31, 2016
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio
Technology	$64,989	$65,885	20.0%	$54,501	$55,052	20.0%
Beverage, Food & Tobacco	39,493	39,874	12.1%	35,793	36,055	13.1
Healthcare & Pharmaceuticals	34,988	35,146	10.6%	31,022	31,099	11.3
Automotive	32,540	33,145	10.0%	27,742	28,100	10.2
Retail	24,710	24,953	7.6%	14,426	14,419	5.2
Aerospace & Defense	23,603	23,855	7.2%	21,962	22,300	8.1
Energy: Oil & Gas	20,558	18,615	5.6%	8,785	7,031	2.7
Construction & Building	16,930	17,483	5.3%	20,072	20,586	7.5
Utilities: Electric	13,713	14,508	4.4%	13,713	14,337	5.2
Hotel, Gaming & Leisure	13,689	13,971	4.2%	7,760	8,017	2.9
Containers, Packaging & Glass	10,159	10,895	3.3%	10,143	10,768	3.9
Media: Advertising, Printing & Publishing	6,778	6,880	2.1%	6,804	6,911	2.5
Banking, Finance, Insurance & Real Estate (1)	6,480	6,692	2.0%	10,399	10,476	3.8
Chemicals, Plastics & Rubber	5,812	5,893	1.8%	—	—	—
Consumer Goods: Non-Durable	5,796	5,814	1.8%	5,806	5,825	2.1
Telecommunications	3,026	3,022	0.9%	—	—	—
Services: Business	2,145	2,191	0.7%	2,782	2,811	1.0
Media: Broadcasting & Subscription	1,210	1,198	0.4%	1,286	1,273	0.5
Metals & Mining	—	20	—%	—	24	—
Total	$326,619	$330,040	100.0%	$272,996	$275,084	100.0%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.

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
As of March 31, 2017, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

March 31, 2017
Foreign Currency	Settlement Date	Counterparty	Amount Transacted	Value at Settlement	Value at Period End	Unrealized Appreciation (Depreciation)
EUR	April 11, 2017	JP Morgan Chase Bank	€595 Sold	$631	$635	$(4)
GBP	April 11, 2017	JP Morgan Chase Bank	£5,954 Sold	7,265	7,462	(197)
Total				$7,896	$8,097	$(201)
The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of March 31, 2017 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of March 31, 2017			Hedges As of March 31, 2017
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Amount in Local Currency	Foreign Currency Hedge Amount in U.S. Dollars
EUR	€601	$627	$633	€595	$635
GBP	£5,989	7,477	7,397	£5,954	7,462
Total		$8,104	$8,030		$8,097
As of December 31, 2016, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2016
Foreign Currency	Settlement Date	Counterparty	Amount Transacted	Value at Settlement	Value at Period End	Unrealized Appreciation (Depreciation)
EUR	January 12, 2017	JP Morgan Chase Bank	€592 Sold	$616	$624	$(8)
The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016			Hedges As of December 31, 2016
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Amount in Local Currency	Foreign Currency Hedge Amount in U.S. Dollars
EUR	€601	$627	$624	€592	$624
Total		$627	$624		$624

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of March 31, 2017 and December 31, 2016, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (dollars in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$117,951	$113,033	$230,984
Senior secured loans - second lien	—	21,352	32,609	53,961
Senior secured bonds	—	3,868	8,157	12,025
Total senior debt	—	$143,171	$153,799	$296,970
Subordinated debt	—	12,043	20,574	32,617
Equity / other	400	—	53	453
Total Investments	$400	$155,214	$174,426	$330,040
Percentage	0.1%	47.0%	52.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(201)	$—	$(201)
Total Derivative Instruments	$—	$(201)	$—	$(201)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$105,423	$79,913	$185,336
Senior secured loans - second lien	—	19,590	24,750	44,340
Senior secured bonds	—	3,699	7,932	11,631
Total senior debt	—	128,712	112,595	241,307
Subordinated debt	—	12,946	20,552	33,498
Equity / other	226	—	53	279
Total	$226	$141,658	$133,200	$275,084
Percentage	0.1%	51.5%	48.4%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(8)	$—	$(8)
Total Derivative Instruments	$—	$(8)	$—	$(8)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2017 (dollars in thousands):

March 31, 2017
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	27	$113,033	Market comparables	Market yield (%)	6.50% - 11.16% (7.94%)	Decrease
			Market quotations(5)	Broker quote	100.31	Increase
			Cost(1)	Cost(1)	97.59-99.88 (98.77)	Increase
			Market comparables	EBITDA multiple	16.3x	Increase
Senior secured loans - second lien	5	$32,609	Market comparables	Market yield (%)	10.50% -11.87% (10.85%)	Decrease
			Market comparables	EBITDA multiple	98.55-98.58 (98.57)	Increase
Senior secured bonds	3	$8,157	Market quotations(5)	Broker quote	100.05	Increase
			Market comparables	Market yield (%)	9.90%	Decrease
			Liquidation Analysis	Liquidation value	N/A	Increase
Subordinated debt	3	$20,574	Cost(1)	Cost(1)	100.00	Increase
			Market comparables	Market yield (%)	8.00% -12.57% (9.22%)	Decrease
Equity / other	2	$53	Cost(1)	Cost(1)	100.00	Increase
			Market and income approach	Company specific risk premium	515.60%	Decrease
			Option valuation model	Volatility	163.18%	Increase
Total	40	$174,426
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2016 (dollars in thousands):

December 31, 2016
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	22	$79,913	Market comparables	Market yield (%)	6.49% - 10.20% (7.75%)	Decrease
			Market quotations(5)	Broker quote	100.19	Increase
			Cost(1)	Cost(1)	99.53	Increase
			Market comparables	EBITDA multiple	16.3x	Increase
Senior secured loans - second lien	4	$24,750	Market comparables	Market yield (%)	10.40% -11.85% (10.89%)	Decrease
			Market comparables	EBITDA multiple	6.2x	Increase
Senior secured bonds	3	$7,932	Market quotations(5)	Broker quote	93.00	Increase
			Market comparables	Market yield (%)	9.72%	Decrease
			Liquidation Analysis	Liquidation value	N/A	Increase
Subordinated debt	3	$20,552	Cost(1)	Cost(1)	98.64-100.00 (98.67)	Increase
			Market comparables	Market yield (%)	12.59%	Decrease
Equity / other	2	$53	Cost(1)	Cost(1)	100.00	Increase
			Market and income approach	Company specific risk premium	515.60%	Decrease
			Option valuation model	Volatility	163.18%	Increase
Total	34	$133,200
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$20,552	$53	$133,200
Additions (1)	36,921	15,626	—	—	—	52,547
Net realized gains (2)	39	270	—	—	—	309
Net change in unrealized appreciation (depreciation) on investments (3)	605	52	220	7	—	884
Sales or repayments (4)	(4,516)	(8,120)	—	—	—	(12,636)
Net discount accretion	71	31	5	15	—	122
Fair value balance as of March 31, 2017	$113,033	$32,609	$8,157	$20,574	$53	$174,426
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2017	$605	$52	$220	$7	$—	$884
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—	$471	$30,074
Additions (1)	313	—	—	—	37	350
Net realized gains (2)	126	—	—	—	—	126
Net change in unrealized appreciation (depreciation) on investments (3)	(238)	—	(835)	—	146	(927)
Sales or repayments (4)	(4,427)	—	—	—	—	(4,427)
Net discount accretion	15	—	8	—	—	23
Transfers out of Level 3 (5)(6)	—	(1,576)	—	—	—	(1,576)
Transfers into Level 3 (5)(7)	4,963	—	—	—	—	4,963
Fair value balance as of March 31, 2016	$21,952	$—	$6,000	$—	$654	$28,606
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2016	$(151)	$—	$(835)	$—	$146	$(840)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain from investments in the consolidated statements of operations.

(3)	Included in net change in unrealized depreciation on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the three months ended March 31, 2016, one investment was transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

(7)	For the three months ended March 31, 2016, one investment was transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

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
Related Party Capital Contributions and Ownership of Common Shares
The Master Fund is affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T"), Carey Credit Income Fund - I ("CCIF-I"), and Carey Credit Income Fund 2018 T ("CCIF 2018T"), three feeder funds, whose registration statements enable each feeder fund to issue up to $1 billion in Common Shares, initially became effective on July 24, 2015, July 31, 2015 and October 3, 2016, respectively. The membership of the Boards of Trustees for the Master Fund, CCIF 2016T, CCIF-I and CCIF 2018T are identical. The feeder funds, have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of their common shares in the acquisition of the Master Fund's Common Shares.
Investment Advisory Agreements and Compensation of the Advisors
On February 27, 2015, the Master Fund initially entered into (i) an investment advisory agreement, as amended and restated (the "Investment Advisory Agreement") with the Advisor and (ii) an investment sub-advisory agreement, as amended and restated (the "Investment Sub-Advisory Agreement") with the Advisor and GPIM. Under the Investment Advisory Agreement, the Master Fund agreed to pay the Advisor an investment advisory fee consisting of two components: (i) a base management fee and (ii) a performance-based incentive fee. Under the Investment Sub-Advisory Agreement, the Advisor directly compensates GPIM for its investment sub-advisory services. In addition, the Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
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

(i)
The incentive fee on income is paid quarterly, if earned; it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital.

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
Unless earlier terminated, the Investment Advisory Agreement and the Investment Sub-Advisory Agreement will remain in effect year to year if approved annually by a majority of the Master Fund's Independent Trustees and either the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities. On January 26, 2017, the Master Fund's Board of Trustees, including all of the Independent Trustees, approved the Investment Advisory Agreement and the Investment Sub-Advisory Agreement.

Notes to Consolidated Financial Statements (Unaudited)

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
Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Master Fund's Board of Trustees and the Master Fund's Independent Trustees. On May 11, 2017, the Master Fund's Board of Trustees, including all of the Independent Trustees, approved the Administrative Services Agreement.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. As of March 31, 2017, the Master Fund had reimbursed the Advisors for all organization and offering costs incurred.
Dealer Manager Agreement
On May 1, 2015, the Master Fund initially entered into a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), CCIF 2016T and CCIF-I. The Dealer Manager Agreement was updated to include CCIF 2018T on October 3, 2016. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's, CCIF 2018T's and CCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each feeder fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating the Dealer Manager are not presented in this quarterly report.
Structuring Fees
The Advisors are obligated to remit to the Company any earned capital structuring fees based on the Company’s pro rata portion of the co-investment transactions or originated investments in which the Company participates.
Summary of Related Party Transactions for the Three Months Ended March 31, 2017 and March 31, 2016
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2017	2016
Advisor	Investment Advisory Agreement - investment advisory fee (1)	$1,657	$457
Advisor	Administrative Services Agreement - expense reimbursement	110	98
CCIF-I	Issuance of Common Shares	9,351	977
CCIF 2016T	Issuance of Common Shares	47,090	12,633
Advisors	O&O Agreement - organization cost reimbursements	—	22
Trustees	Amended and Restated Bylaws - trustee fees and expenses	112	77
GPIM	Co-Investment Exemptive Relief Order - Reimbursement of structuring fees	233	—
__________________________

(1)
During the three months ended March 31, 2017 and March 31, 2016, none of the performance-based incentive fee was payable to the Advisors (i.e. the Advisors did not earn any fee) and therefore recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

Notes to Consolidated Financial Statements (Unaudited)

Co-Investment Transactions Exemptive Relief
On June 28, 2016, the Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisors.
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of March 31, 2017, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The interest rate is 3 month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of March 31, 2017, Hamilton was in compliance with all material terms and covenants related to the Hamilton Credit Facility. Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional undrawn fees and unused commitment fees.
Beginning on September 17, 2016 and ending December 16, 2018, Hamilton is subject to an undrawn fee of 265 basis points per annum on the amount, if any, of (i) $150.0 million less (ii) the outstanding loan amount. In the period commencing September 17, 2016 and ending December 17, 2018, Hamilton is obligated to pay an annual unused commitment fee of 100 basis points on the difference, if any, between $175.0 million and the greater of (i) the outstanding loan amount and (ii) $150.0 million.
Hamilton's borrowings as of March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
March 31, 2017	$175,000	$126,000	$124,623	3.80%	December 17, 2019	2.7	years
December 31, 2016	$175,000	$126,000	$124,505	3.64%	December 17, 2019	3.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR+2.65%) and the base interest rate (i.e., 3-month LIBOR) are subject to quarterly changes. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

The components of the Company's interest expense and other financing costs for the three months ended March 31, 2017 and March 2016 were as follows (dollars in thousands):

	Three Months Ended March 31
	2017	2016
Stated interest expense	$1,156	$314
Unused/undrawn fees	223	—
Amortization of deferred financing costs	118	114
Total interest expense	$1,497	$428
Annualized weighted average interest rate (1)	3.7%	3.2%
Average borrowings	$126,000	$39,000

(1)	Calculated as the annualized amount of the stated interest expense divided by the average borrowings during the reported period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2017 and December 31, 2016, the Master Fund’s unfunded commitments consisted of the following (dollars in thousands):

Category / Portfolio Company (1)	March 31, 2017	December 31, 2016
Unfunded Delayed Draw Loans:
Eco-Site (Delayed Draw)	$9,643	$—
Med Intermediate (Delayed Draw)	1,631	1,631
Moss Creek Resources (Delayed Draw)	3,000	—
National Technical Systems, Inc. (Delayed Draw)	765	765
Pet Holdings ULC (Delayed Draw)	438	500
Total Unfunded Delayed Draw Loans	15,477	2,896

Unfunded Revolvers:
Dominion Marine (Revolver)	1,000	1,000
Humanetics (Revolver)	240	400
Onyx CenterSource (Revolver)	329	329
Parts Town, LLC (Revolver)	635	900
Total Unfunded Revolvers	2,204	2,629

Other Unfunded Commitments:
Grinding Media Inc.	—	6,200
Total Other Unfunded Commitments	—	6,200
Total Unfunded Commitments	$17,681	$11,725
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.
As of March 31, 2017, the Master Fund’s unfunded commitments have decreased in fair value by $0.1 million which is recorded on the consolidated schedule of investments and included in investments at fair value on the consolidated statements of assets and liabilities. The Master Fund and Hamilton have sufficient liquidity to fund these commitment should the funding requirement occur.
Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings (loss) per Common Share) for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net increase (decrease) in net assets resulting from operations	$4,191	$(225)
Weighted average Common Shares outstanding (basic and diluted)	23,555,175	6,393,423
Earnings (loss) per Common Share - basic and diluted (1)	$0.18	$(0.04)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2017 and March 31, 2016 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of period	$8.47	$8.00
Net investment income	0.08	0.04
Net realized gain	0.05	0.02
Net unrealized appreciation (depreciation) (2)	0.04	(0.11)
Net increase (decrease) resulting from operations	0.17	(0.05)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.08)	(0.04)
Distributions in excess of net investment income	(0.01)	(0.01)
Net decrease resulting from distributions	(0.09)	(0.05)
Net asset value, end of period	$8.55	$7.90

INVESTMENT RETURNS
Total investment return (4)	2.08%	(0.69)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$236,398	$59,739
Average net assets (5)	$204,201	$50,889
Common Shares outstanding, end of period	27,636,857	7,566,207
Weighted average Common Shares outstanding	23,555,175	6,393,423

Ratios-to-average net assets: (5)
Net investment income	0.94%	0.45%
Operating expenses	2.08%	2.87%

Average outstanding borrowings (5)	$126,000	$39,000
Portfolio turnover rate (5)(6)	12%	10%
Asset coverage ratio (7)	2.88	2.53
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Note 11. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the three months ended March 31, 2017 and March 31, 2016 (in thousands, except per Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
For Fiscal Year 2017
January 31, 2017	February 1, 2017	$0.03015	$691
February 28, 2017	March 1, 2017	$0.03300	$803
March 28, 2017	March 29, 2017	$0.03101	$806
		$0.09416	$2,300

For Fiscal Year 2016
March 28, 2016	March 29, 2016	$0.04626	$350
Note 12. Subsequent Events
As of May 5, 2017 the Master Fund had issued 390,332 Common Shares subsequent to March 31, 2017, resulting in a $3.4 million increase in equity capital.
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
Overview
We are a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on September 5, 2014, we are externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain, or sell, and monitoring our portfolio on an ongoing basis.We serve as the master fund in a master/feeder fund structure in that one or more feeder funds (each, a “Feeder Fund”), each a separate closed-end management investment company that has adopted our investment objectives and strategies, invests substantially all of its equity capital in our common shares (“Shares” or "Common Shares"). Presently, our shareholders are the two initial shareholders and two Feeder Funds.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of March 31, 2017 and December 31, 2016 and (ii) for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands, except per share amounts):

	As of
	March 31, 2017	December 31, 2016
Total assets	$382,198	$305,432
Adjusted total assets (total assets net of payable for investments purchased)	$363,665	$304,339
Investments in portfolio companies, at fair value	$330,040	$275,084
Borrowings	$126,000	$126,000
Net assets	$236,398	$178,066
Net asset value per Common Share	$8.55	$8.47
Leverage ratio (borrowings/adjusted total assets)	34.6%	41.4%

	Three Months Ended March 31,
	2017	2016
Average net assets	$204,201	$50,889
Average borrowings	$126,000	$39,000
Cost of investments purchased	$86,779	$16,725
Sale of investments	$9,090	$3,117
Principal payments	$25,350	$4,707
Net investment income	$1,919	$228
Net realized gains	$1,131	$110
Net change in unrealized appreciation (depreciation)	$1,141	$(563)
Net increase (decrease) in net assets resulting from operations	$4,191	$(225)
Total distributions to shareholders	$2,300	$350
Net investment income per Common Share - basic and diluted	$0.08	$0.04
Earnings (loss) per Common Share - basic and diluted	$0.18	$(0.04)
Distributions per Common Share	$0.09	$0.05

Portfolio and Investment Activity for the Three Months ended March 31, 2017 and March 31, 2016
Within the three month period ended March 31, 2017, our investment activity was primarily concentrated in sourcing debt investments through direct origination (64.2%) and primary issuance channels (21.1%) and the remainder was through secondary market channels (i.e., syndicated investments). As compared to the three month period ended March 31, 2016, investment activity was primarily concentrated in sourcing debt investments through primary issuance channels (58.9%) and the remainder was through secondary market channels.
The following table presents our investment activity for the three months ended March 31, 2017 and March 31, 2016(dollars in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Investment activity segmented by access channel:
Direct origination	$55,704	$—
Primary issuance	18,304	9,849
Secondary market transactions	12,771	6,876
Total investment activity	86,779	16,725
Investments sold or repaid	(34,440)	(7,824)
Net investment activity	$52,339	$8,901

Portfolio companies at beginning of period	55	32
Number of added portfolio companies	8	10
Number of exited portfolio companies	(2)	(3)
Portfolio companies at period end	61	39

Number of debt investments at period end	79	48
Number of equity/other investments at period end	3	1
The following table presents the breakdown of our purchases by asset type for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	For the three months ended
	March 31, 2017		March 31, 2016
	Purchases	Percentage	Purchases	Percentage
Senior secured loan - first lien	$61,651	71.0%	$11,177	66.8%
Senior secured loan - second lien	22,161	25.6	2,443	14.6
Senior secured bond	—	—	3,105	18.6
Total senior debt	$83,812	96.6%	$16,725	100.0%
Subordinated debt	2,967	3.4	—	—
Total purchases	$86,779	100.0%	$16,725	100.0%
The following table presents the breakdown of our sales and paydowns by asset type for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	For the three months ended
	March 31, 2017		March 31, 2016
	Sales/Paydowns	Percentage	Sales/Paydowns	Percentage
Senior secured loan - first lien	$17,819	51.8%	$7,824	100.0%
Senior secured loan - second lien	13,198	38.3	—	—
Total senior debt	$31,017	90.1%	7,824	100.0%
Subordinated debt	3,423	9.9	—	—
Total sales and paydowns	$34,440	100.0%	$7,824	100.0%

The following table presents selected information regarding our investment portfolio as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	As of
	March 31, 2017		December 31, 2016
Weighted average portfolio company EBITDA (1)	$90,439		$99,760
Median portfolio company EBITDA(1)	$75,633		$84,450
Weighted average purchase price of investments (2)	97.3%		97.0%
Weighted average duration of debt investments (3)	0.4	years	0.6	years
Debt investments on non-accrual status as a percentage of amortized cost	1.0%		1.2%
Debt investments on non-accrual status as a percentage of fair value	1.0%		1.1%

Floating interest rate debt investments:
Percent of debt portfolio (4)	92.4%		90.7%
Percent of floating rate debt investments with interest rate floors (4)	100.0%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	663	bps	654	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	7.6%		9.3%
Weighted average coupon rate	9.7%		9.8%
Weighted average years to maturity	4.5	years	4.9	years

Weighted Average Effective Yields: (5)
Senior secured loans - first lien	7.1%		7.5%
Senior secured loans - second lien	10.4%		10.8%
Senior secured bonds	7.1%		7.0%
Subordinated debt	9.3%		9.7%
Total debt portfolio	7.9%		8.2%
_________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of March 31, 2017 or December 31, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.98278% for the 1 Month LIBOR to 1.14956% for the 3 Month LIBOR on March 31, 2017. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
As of March 31, 2017, we had one debt investment on non-accrual status associated with one portfolio company in the Energy: Oil and Gas industry.

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2017	$—	—%	$1,450	0.5%
2018	1,240	0.4	1,240	0.4
2019	7,644	2.3	7,654	2.8
2020	18,056	5.4	23,606	8.5
2021	66,267	19.9	66,021	23.7
2022	117,966	35.5	106,021	38.1
2023	91,774	27.6	62,183	22.3
2024	29,291	8.8	10,310	3.7
2036	337	0.1	—	—
Total	$332,575	100.0%	$278,485	100.0%
The following table presents the credit ratings of investments in our investment portfolio based upon the rating scale of Standard & Poor's Ratings Services, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
Standard & Poor's Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$12,588	3.8%	$12,566	4.6%
B+	21,274	6.3	17,504	6.3
B	75,548	22.9	63,803	23.2
B-	16,847	5.1	14,224	5.2
CCC+	27,328	8.3	23,615	8.6
CCC	5,191	1.6	13,224	4.8
Not rated	171,264	52.0	130,148	47.3
Total	$330,040	100.0%	$275,084	100.0%

Results of Operations
Operating results for the three months ended March 31, 2017 and March 31, 2016 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Total investment income	$6,172	$1,691
Total operating expenses	4,253	1,463
Net investment income	1,919	228
Net realized gains	1,131	110
Net change in unrealized appreciation (depreciation)	1,141	(563)
Net increase (decrease) in net assets resulting from operations	$4,191	$(225)
Investment Income
Investment income consisted of the following components for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	$5,817	$1,654
Dividend income	—	37
Fee income	355	—
Total investment income	$6,172	$1,691
The increase in investment income was driven by (i) the growth in the size of our portfolio and (ii) an increase in the yield on our portfolio of investments. For the three months ended March 31, 2017 and March 31, 2016, average investments at cost was $299.8 million and $88.5 million, respectively. For the three months ended March 31, 2017 and March 31, 2016, yield on investments at cost was 8.4% and 7.6%, respectively.
For the three months ended March 31, 2016, dividend income consisted of PIK dividends on one preferred stock investment. The issuer of the preferred stock ceased paying preferred dividends beginning in April 2016.
Our fee income is comprised of the following fee classifications and is considered nonrecurring income (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Structuring fees	$233	$—
Amendment/consent fees	96	—
Commitment fees/other	26	—
Total fee income	$355	$—

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on a fund metric such as total assets, total net assets or total borrowings. Performance dependent expenses fluctuate independent of our size. Our period over period change in operating expenses is driven primarily by an increase in our variable expenses, as a result of an increase in our total assets and total borrowings, and our performance dependent expenses. An increase in our performance dependent expenses was driven by an overall increase in net realized and unrealized gains. The table below shows a breakdown of our operating expenses for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Fixed operating expenses:
Related party reimbursements	$110	$98
Trustees fees	112	77
Professional services fees	310	285
Insurance	35	36
Other expenses	21	43
Total fixed operating expenses	588	539

Variable operating expenses:
Interest expense	1,497	428
Administrative services	45	25
Investment advisory fee	1,657	457
Custody services	1	14
Total variable operating expenses	3,200	924

Performance dependent expenses:
Performance-based incentive fee	465	—
Total performance dependent expenses	465	—

Total operating expenses	$4,253	$1,463
The composition of our administrative and professional services fees for the three months ended March 31, 2017 and March 31, 2016 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Accounting services	$21	$10
Administration services	21	10
Independent pricing services	3	5
Total administrative services	$45	$25

Audit services	$122	$123
Chief compliance officer services	15	13
Internal audit services	24	—
Tax consulting services	10	4
Third-party valuation services	22	43
Legal services	117	102
Total professional services fees	$310	$285

The composition of our interest expense for the three months ended March 31, 2017 and March 31, 2016, was as follows (dollars in thousands):

	Three Months Ended March 31
	2017	2016
Stated Interest Expense	$1,156	$314
Unused/undrawn fees	223	—
Amortization of deferred financing costs	118	114
Total Interest Expense	$1,497	$428
Annualized weighted average interest rate (1)	3.7%	3.2%
Average borrowings	$126,000	$39,000
______________________

(1)	Calculated as the annualized amount of the stated interest expense over the average borrowings.
Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 3.80% as of March 31, 2017. Interest expense in the table above also includes all applicable undrawn fees and unused commitment fees as described in Note 7. Borrowings.
Net Realized Gain (Loss)
For the three months ended March 31, 2017, we had dispositions and principal repayments of $34.4 million, resulting in net realized gains of $1.0 million. For the three months ended March 31, 2016, we had dispositions and principal repayments of $7.8 million, resulting in net realized gains of $0.1 million.
Changes in Unrealized Appreciation and Depreciation
For the three months ended March 31, 2017 and March 31, 2016, the components of total net changes in unrealized appreciation and depreciation were comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Investments	$1,334	$(563)
Derivative instruments	(193)	—
Net change in unrealized appreciation (depreciation)	$1,141	$(563)
For the three months ended March 31, 2017 and March 31, 2016, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Unrealized appreciation on investments (1)	$2,626	$1,303
Unrealized depreciation on investments (1)	(1,292)	(1,866)
Total net change in unrealized appreciation (depreciation) on investments	$1,334	$(563)

Unrealized appreciation on Level 3 investments	$1,148	$152
Unrealized depreciation on Level 3 investments	(264)	(1,080)
Total net change in unrealized appreciation (depreciation) on Level 3 investments	$884	$(928)
__________________

(1)	Amount is net of any reclassification of realized gain or loss on investment.

Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016
For the three months ended March 31, 2017 and March 31, 2016, net cash used in operating activities was $32.0 million and $4.4 million, respectively, which was concentrated in the acquisition of investments, net of sales and paydowns.
Net cash provided by financing activities during the three months ended March 31, 2017 was $54.1 million, which primarily consisted of equity capital raise of $56.4 million, and financing cash outflows of $2.3 million for distributions paid to shareholders.
Net cash provided by financing activities during the three months ended March 31, 2016 was $13.0 million, which primarily consisted of equity capital raise of $13.6 million and financing cash outflows of $0.2 million for financing fees, and $0.4 million for distributions paid to shareholders.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 2.59% increase in the value of their investment, or an annualized return of 1.12%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the three months ended March 31, 2017 and March 31, 2016, and the period from commencement to March 31, 2017. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results.

		Total Investment Return-Net Asset Value(1)
		Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2017	2016	Cumulative	Annualized
Carey Credit Income Fund	December 19, 2014	2.08%	(0.69)%	2.59%	1.12%
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
Distribution Coverage
The table below presents the components of our distribution as well as the amount paid to each of the Feeder Funds and our initial investors for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Total estimated taxable income available for distributions	$3,643	$385

Paid Distributions Attributable To:
Ordinary income (including short-term capital gains)	$2,300	$350
Long-term capital gains	—	—
Return of capital	—	—
Total	$2,300	$350
Paid distributions as a percentage of taxable income available for distributions	63.1%	90.9%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2017, we had nine unfunded commitments totaling $17.7 million as compared to eight unfunded commitments totaling $11.7 million as of December 31, 2016. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
As of March 31, 2017 we had $48.3 million of cash (including restricted cash) on hand and approximately $26.0 million of unused borrowing capacity to cover $17.7 million in unfunded investment commitments.
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

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (dollars in thousands):

	March 31, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal	$126,000	$—	$126,000	$—	$—
Interest on borrowings (1)(2)	13,161	4,852	8,309	—	—
Undrawn fees (1)	1,102	645	457	—	—
Unused fee commitment	434	253	181	—	—
Total - Financings	$140,697	$5,750	$134,947	$—	$—

Feeder Fund Liquidity:
CCIF 2016T (3)	$159,338	$—	$—	$159,338	$—
CCIF-I (3)	29,540	—	—	—	29,540
Total Feeder Fund Liquidity	$188,878	$—	$—	$159,338	$29,540
________________

(1)
Interest on borrowings, undrawn fees, and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of March 31, 2017 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after March 31, 2017, would (i) increase interest expense and (ii) reduce undrawn and unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2017. The liquidity provisions for CCIF 2016T and CCIF-I stipulate that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Investments classified as Level 3 fair value	$174,426	$133,200
Total fair value of investment portfolio	$330,040	$275,084
Total assets	$382,198	$305,432
% of investment portfolio classified as Level 3 fair value	52.9%	48.4%
% of total assets classified as Level 3 fair value	45.6%	43.6%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2017 and December 31, 2016 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% increase in the fair value of our Level 3 investments as of March 31, 2017, assuming all other estimates remain unchanged, would result in a $8.7 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.7 million increase in performance-based incentive fee recorded on the statement of operations, a $6.9 million net increase in net assets resulting from operations, a $0.29 increase in our earnings per share, and a $0.25 increase in our net asset value per share. Comparatively, a 5% increase in the fair value of our Level 3 investments as of December 31, 2016, assuming all other estimates remain unchanged, would result in a $6.7 million increase in net change in unrealized appreciation on investments, a $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.3 million increase in performance-based incentive fee recorded on the statement of operations, a $5.2 million net increase in net assets resulting from operations, a $0.42 increase in our earnings per share, and a $0.25 increase in our net asset value per share.

Management Fees
See Note 2. Significant Accounting Policies.
New Accounting Standards
See Note 2. Significant Accounting Policies.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments.
In 2015, we initially entered into an Investment Advisory Agreement and an Administrative Services Agreement with the Advisor and, to a limited extent, an Investment Sub-Advisory Agreement with the Advisor and GPIM. See Note 6. Related Party Agreements and Transactions for a more detailed description of these agreements.
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
In 2015, we initially entered into the O&O Agreement with the Advisor and GPIM. Under the O&O Agreement we reimburse the Advisor and GPIM for organization and offering costs that the Advisors incurred on our behalf. See Note 6. Related Party Agreements and Transactions for a more detailed description of the O&O Agreement.
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of both March 31, 2017 and December 31, 2016, we had borrowed $126.0 million and such amounts are due and payable no later than December 17, 2019. See Note 7. Borrowings.
Related Party Transactions
We have entered into agreements with the Advisor, certain of its affiliates, and GPIM, whereby we agreed to pay certain fees to, and to reimburse certain expenses of, these affiliates for investment advisory services and investment-related and administrative costs incurred on our behalf. See Note 6. Related Party Agreements and Transactions for a discussion of related party transactions, investment advisory fee and reimbursement of administrative services expenses.
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
Co-Investment Transactions
On June 28, 2016, the SEC issued an order to grant exemptive relief to the Master Fund which allows us to co-invest with certain of our affiliates in privately negotiated transactions, including investments originated and directly negotiated by our Advisors, subject to a set of conditions and requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 92.4% of our debt investments, or $304.7 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3 Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our variable rate debt investments, (ii) value declines for fixed rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 6. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of March 31, 2017, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

Basis Points (bps) Increase	Annualized Interest Income	Annualized Interest Expense	Annualized Net Increase
+50 bps	$1,402	$630	$772
+100 bps	2,975	1,260	1,715
+150 bps	4,548	1,890	2,658
+200 bps	6,120	2,520	3,600

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of  May 5, 2017, neither we, nor any of our subsidiaries, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
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
Item 1A. Risk Factors.
As of March 31, 2017, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 21, 2017.

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

CAREY CREDIT INCOME FUND

Date:	May 12, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2017	By:	/s/ Paul S. Saint-Pierre
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

10.1
Amended and Restated Investment Advisory Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Post-Effective Amendment No. 5 to Carey Credit Income Fund - I's registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.)

10.2
Amended and Restated Investment Sub-Advisory Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit (g)(2) filed with Post-Effective Amendment No. 5 to Carey Credit Income Fund - I's registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.)

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

10.5
Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Carey Credit Income Fund 2016 T and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Carey Credit Income Fund 2016 T's Form 10-Q (File No. 814-01094) filed on April 17, 2017.)

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