Form 10-Q
period 2017-06-30
Carey Credit Income Fund
filed 2017-08-11
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 4, 2017 was 29,302,096.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investments at fair value (amortized cost of $373,958 and $272,996, respectively)	$376,421	$275,084
Cash	6,448	6,593
Restricted cash	15,073	19,575
Deferred offering costs	10	68
Interest and dividend income receivable	2,500	1,557
Principal receivable	244	2,521
Prepaid and deferred expenses	61	34
Total assets	$400,757	$305,432

Liabilities
Credit facility payable, net of financing costs	$148,743	$124,505
Payable for investments purchased	991	1,093
Accrued investment advisory fee	590	489
Accrued performance-based incentive fee	956	536
Unrealized depreciation on derivative instruments	168	8
Payable to related party	39	33
Trustees fees payable	86	—
Accrued professional services fees	384	436
Accounts payable, accrued expenses and other liabilities	236	266
Total liabilities	152,193	127,366
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$248,564	$178,066

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 29,082,258 and 21,016,797 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$29	$21
Paid-in-capital in excess of par value	245,203	176,411
Accumulated distributions in excess of net investment income	(763)	(445)
Accumulated undistributed net realized gain	1,800	—
Net unrealized appreciation	2,295	2,079
Net assets	$248,564	$178,066
Net asset value per Common Share	$8.55	$8.47
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest income	$7,442	$1,960	$13,259	$3,614
Dividend income	—	—	—	37
Fee income	303	17	658	17
Total investment income	7,745	1,977	13,917	3,668
Operating Expenses
Interest expense	1,607	502	3,104	930
Administrative services	52	25	97	50
Related party reimbursements	113	90	223	188
Investment advisory fee	1,977	660	3,634	1,117
Performance-based incentive fee	(46)	—	419	—
Custody services	43	15	44	29
Trustees fees	148	86	260	163
Professional services fees	226	274	536	559
Insurance	35	36	70	72
Organization expenses	—	206	—	228
Other expenses	35	10	56	31
Total operating expenses	4,190	1,904	8,443	3,367
Net investment income	3,555	73	5,474	301

Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	1,569	(103)	2,530	7
Derivative instruments	(841)	—	(619)	—
Foreign currency transactions	(59)	—	(111)	—
Net realized gains (losses)	669	(103)	1,800	7
Net change in unrealized appreciation (depreciation) on:
Investments	(958)	1,823	376	1,260
Derivative instruments	33	—	(160)	—
Net change in unrealized appreciation (depreciation)	(925)	1,823	216	1,260
Net realized and unrealized gains (losses)	(256)	1,720	2,016	1,267
Net increase in net assets resulting from operations	$3,299	$1,793	$7,490	$1,568
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.13	$0.01	$0.21	$0.04
Earnings per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.12	$0.18	$0.29	$0.19
Weighted average Common Shares outstanding (basic and diluted)	28,097,842	9,853,170	25,839,057	8,123,296
Distributions per Common Share	$0.12	$—	$0.22	$0.05
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share amounts)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income	$5,474	$301
Net realized gains	1,800	7
Net change in unrealized appreciation	216	1,260
Net increase in net assets resulting from operations	7,490	1,568
Shareholder distributions:
Distributions from net investment income	(5,474)	(315)
Distributions in excess of net investment income	(318)	(35)
Net decrease in net assets resulting from shareholder distributions	(5,792)	(350)
Capital share transactions:
Issuance of Common Shares	68,800	50,257
Net increase in net assets resulting from capital share transactions	68,800	50,257
Total increase in net assets	70,498	51,475
Net assets at beginning of period	178,066	46,704
Net assets at end of period	$248,564	$98,179
Capital share activity:
Common Shares outstanding at the beginning of the period	21,016,797	5,840,060
Common Shares issued from subscriptions	8,065,461	6,309,644
Common Shares outstanding at the end of the period	29,082,258	12,149,704
Accumulated distributions in excess of net investment income	$(763)	$(34)
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net increase in net assets resulting from operations	$7,490	$1,568
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	—	(37)
Amortization of premium/accretion on investments, net	(607)	(191)
Proceeds from sales of investments	34,827	5,864
Proceeds from paydowns on investments	41,279	17,728
Purchase of investments	(173,930)	(88,027)
Net realized gain on investments	(2,530)	(7)
Net change in unrealized appreciation on investments	(376)	(1,260)
Net change in unrealized depreciation on derivative instruments	160	—
Amortization of deferred financing costs	238	226
(Increase) decrease in operating assets:
Deferred offering costs	58	—
Interest and dividend income receivable	(943)	(494)
Principal receivable	2,277	(734)
Prepaid and deferred expenses	(27)	(112)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(102)	9,677
Accrued investment advisory fee	101	109
Accrued performance-based incentive fee	420	—
Payable to related party	6	(11)
Accrued professional services fees	(52)	225
Trustees fees payable	86	36
Accounts payable, accrued expenses and other liabilities	(30)	63
Net cash used in operating activities	(91,655)	(55,377)
Financing activities
Issuance of Common Shares	68,800	50,257
Credit facility borrowings	24,000	20,000
Payment of financing costs	—	(219)
Distributions paid	(5,792)	(350)
Net cash provided by financing activities	87,008	69,688
Net increase (decrease) in restricted and unrestricted cash	(4,647)	14,311
Restricted and unrestricted cash, beginning of period	26,168	9,925
Restricted and unrestricted cash, end of period	$21,521	$24,236
Reconciliation of restricted and unrestricted cash
Cash	6,448	4,174
Restricted cash	15,073	20,062
Total restricted and unrestricted cash	$21,521	$24,236
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,862	$642
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 97.4%
ACA Compliance Group	(11)(12)	Technology	L+4.75%	1.00%	1/30/2021	1,000	$990	$1,000	0.4%
Accuride Corp.	(4)(12)(14)	Automotive	L+7.00%	1.00%	11/10/2023	11,940	11,522	12,059	4.9%
Addo Foods Group	UK(9)(12)(16)(19)	Beverage, Food & Tobacco	L+8.00%	1.00%	3/14/2024	£10,000	12,135	12,678	5.1%
Advanced Computer Software	UK(4)(9)(12)(16)	Technology	L+5.50%	1.00%	3/18/2022	748	727	735	0.3%
Advanced Integration Technology	(4)(12)(16)	Aerospace & Defense	L+5.50%	1.00%	4/3/2023	8,928	8,792	8,983	3.6%
Advicent Solutions	(4)(12)(14)(19)	Technology	L+8.25%	1.00%	2/28/2024	7,180	7,011	7,139	2.9%
Alegeus Technology LLC	(4)(12)(14)(19)	Technology	L+5.00%	1.00%	4/28/2023	1,000	990	990	0.4%
Bay Club Company	(4)(12)(14)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2022	7,679	7,494	7,756	3.1%
BBB Industries, Inc.	(4)(12)(16)(19)	Automotive	L+5.00%	1.00%	11/3/2021	9,651	9,534	9,735	3.9%
Belk Inc.	(4)(12)(14)	Retail	L+4.75%	1.00%	12/12/2022	2,288	2,076	1,954	0.8%
Bioplan USA, Inc.	(4)(12)(16)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	5,540	4,999	5,547	2.2%
Blue Harvest Fisheries	(4)(12)(16)(19)	Beverage, Food & Tobacco	L+7.00%	1.00%	7/29/2022	6,828	6,739	6,741	2.7%
Blue Nile Inc.	(4)(12)(14)	Retail	L+6.50%	1.00%	2/17/2023	12,000	11,656	12,030	4.8%
Boats Group	(4)(12)(15)(19)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	9/9/2022	6,948	6,876	6,877	2.8%
Boats Group (Revolver)	(7)(19)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	8/10/2021	1,000	(106)	(10)	—%
C-III Capital Partners	(4)(10)(12)(14)(19)	Banking, Finance, Insurance & Real Estate	L+9.00%	1.00%	8/8/2021	3,700	3,574	3,666	1.5%
Causeway Technologies	UK(9)(14)(19)	Technology	L+7.00%	—%	6/2/2024	£2,300	2,910	2,936	1.2%
Chefs' Warehouse, Inc.	(4)(10)(12)(14)	Beverage, Food & Tobacco	L+5.75%	1.00%	6/22/2022	3,870	3,813	3,924	1.6%
Chefs' Warehouse, Inc.(Delayed Draw)	(4)(10)(12)(14)	Beverage, Food & Tobacco	L+5.75%	1.00%	6/22/2022	179	170	182	0.1%
Cvent, Inc.	(4)(12)(16)	Technology	L+4.00%	1.00%	11/29/2023	5,387	5,331	5,397	2.2%
Dominion Web Solutions	(4)(16)(19)	Media: Advertising, Printing & Publishing	L+6.25%	1.00%	6/15/2024	5,654	5,654	5,556	2.2%
Dominion Web Solutions (Revolver)	(7)(19)	Media: Advertising, Printing & Publishing	L+6.25%	1.00%	6/15/2023	346	(51)	(6)	—%
Eco-Site (Delayed Draw)	(4)(7)(16)(19)	Telecommunications	L+8.00%	1.00%	2/3/2022	12,857	6,248	6,236	2.5%
Endries Acquisition Holdings	(4)(12)(14)(19)	Capital Equipment	L+4.75%	1.00%	6/1/2023	625	619	619	0.2%
Express Oil	(4)(14)(19)	Automotive	L+6.75%	1.00%	6/14/2024	2,374	2,321	2,320	0.9%
Express Oil (Delayed Draw)	(7)(19)	Automotive	L+6.75%	1.00%	6/14/2024	805	—	(18)	—%
Express Oil (Revolver)	(7)(19)	Automotive	L+6.75%	1.00%	6/14/2022	241	(30)	(6)	—%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
GAL Manufacturing	(4)(14)(19)	Construction & Building	L+4.25%	1.00%	6/26/2023	5,567	5,470	5,470	2.2%
GAL Manufacturing (Revolver)	(7)(16)(19)	Construction & Building	L+4.25%	1.00%	6/26/2022	433	(27)	(27)	—%
Give & Go Prepared Foods Corp.	CN(4)(9)(10)(12)(16)	Beverage, Food & Tobacco	L+5.50%	1.00%	7/12/2023	8,925	8,785	9,059	3.6%
Greenway Health, LLC	(4)(12)(15)	Technology	L+4.75%	1.00%	2/16/2024	8,000	7,923	8,040	3.2%
Humanetics	(4)(12)(14)(19)	Automotive	L+6.00%	1.00%	7/12/2022	8,565	8,357	8,416	3.4%
Humanetics (Revolver)	(7)(19)	Automotive	L+6.00%	1.00%	7/12/2022	400	(9)	(7)	—%
Ilpea Parent Inc.	IT(4)(9)(10)(12)(16)	Chemicals, Plastics & Rubber	L+5.50%	1.00%	3/31/2023	5,900	5,815	5,911	2.4%
Implus Footcare, LLC	(4)(12)(14)(19)	Consumer Goods: Non-Durable	L+6.75%	1.00%	4/30/2021	4,900	4,846	4,853	2.0%
Implus Footcare, LLC	(4)(12)(16)(19)	Consumer Goods: Non-Durable	L+6.75%	1.00%	4/30/2021	950	938	941	0.4%
Integro Insurance Brokers	(4)(12)(14)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/28/2022	2,757	2,667	2,764	1.1%
Integro Insurance Brokers (Delayed Draw)	(4)(12)(14)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/7/2022	150	145	151	0.1%
Kar Nut Products Co.	(4)(12)(14)(19)	Beverage, Food & Tobacco	L+4.50%	1.00%	3/31/2024	1,000	990	990	0.4%
Mavis Tire Supply LLC	(4)(12)(14)(19)	Automotive	L+5.25%	1.00%	11/2/2020	2,940	2,910	2,912	1.2%
Med Intermediate (MyEyeDr)	(4)(12)(16)	Retail	L+6.25%	1.00%	8/14/2021	4,816	4,776	4,834	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(7)(12)(16)	Retail	L+6.25%	1.00%	8/16/2021	1,631	(24)	6	—%
Med Intermediate (MyEyeDr) (Term Loan B)	(4)(12)(15)	Retail	L+6.25%	1.00%	8/16/2021	1,259	1,243	1,264	0.5%
Ministry Brands	(4)(15)	Technology	L+5.00%	1.00%	12/2/2022	980	971	976	0.4%
Ministry Brands (Delayed Draw)	(4)(7)(15)	Technology	L+5.00%	1.00%	12/2/2022	520	312	312	0.1%
Moxie Liberty LLC	(4)(12)(14)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	2,966	2,904	2,750	1.1%
Moxie Patriot LLC	(4)(12)(14)	Utilities: Electric	L+5.75%	1.00%	12/21/2020	633	612	585	0.2%
MRP Generation Holdings LLC	(4)(10)(12)(14)	Utilities: Electric	L+7.00%	1.00%	10/18/2022	4,963	4,692	4,677	1.9%
National Technical Systems, Inc.	(12)(15)(19)	Aerospace & Defense	L+6.25%	1.00%	6/14/2021	3,488	3,456	3,400	1.4%
Onyx CenterSource	(4)(12)(14)(19)	Technology	L+6.75%	1.00%	12/20/2021	7,197	7,167	7,166	2.9%
Onyx CenterSource (Revolver)	(7)(15)(19)	Technology	L+6.75%	1.00%	12/20/2021	329	99	104	—%
Panda Hummel LLC	(4)(12)(14)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	1,165	1,127	1,083	0.4%
Parts Town, LLC	(4)(12)(16)(19)	Beverage, Food & Tobacco	L+6.50%	1.00%	6/23/2022	8,444	8,430	8,444	3.4%
Parts Town, LLC (Revolver)	(7)(13)(19)	Beverage, Food & Tobacco	P+5.50%	1.00%	6/23/2022	1,000	485	485	0.2%
Pet Holdings ULC	CN(4)(9)(10)(12)(14)	Retail	L+5.50%	1.00%	6/23/2022	4,466	4,403	4,472	1.8%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Pet Holdings ULC (Delayed Draw)	CN(4)(7)(9)(10)(12)(13)	Retail	P+4.50%	1.00%	6/23/2022	63	63	63	—%
Pet Holdings ULC (Delayed Draw)	CN(4)(7)(9)(10)(12)(14)	Retail	L+5.50%	1.00%	6/23/2022	438	125	125	0.1%
Planview, Inc.	(4)(12)(16)(19)	Technology	L+5.25%	1.00%	1/18/2023	4,377	4,315	4,316	1.7%
PluralSight Holdings	(4)(16)(19)	Technology	L+8.50%	1.00%	6/28/2024	5,757	5,647	5,654	2.3%
PluralSight Holdings (Revolver)	(7)(19)	Technology	L+8.50%	1.00%	6/28/2024	250	(31)	(4)	—%
Reddy Ice	(12)(13)(14)	Beverage, Food & Tobacco	L+5.50%	1.25%	5/1/2019	3,634	3,507	3,605	1.5%
Resource Label Group LLC	(4)(12)(14)	Containers, Packaging & Glass	L+4.50%	1.00%	5/26/2023	3,000	2,970	3,000	1.2%
Ryan LLC	(4)(12)(16)	Services: Business	L+5.75%	1.00%	8/7/2020	604	597	601	0.2%
Tritech Software Systems	(4)(12)(14)(19)	Technology	L+4.50%	1.00%	4/3/2023	5,700	5,645	5,645	2.3%
Tronair Inc.	(4)(12)(14)	Aerospace & Defense	L+4.75%	1.00%	9/8/2023	3,970	3,934	3,950	1.6%
Sub Total Senior Secured Loans - First Lien							$238,229	$242,006	97.4%

Senior Secured Loans - Second Lien - 27.7%
Advanced Computer Software	UK(4)(9)(10)(12)(16)	Technology	L+9.50%	1.00%	1/31/2023	6,000	5,531	5,555	2.2%
Cologix Holdings	(4)(12)(16)	Technology	L+7.00%	1.00%	3/20/2025	3,000	2,970	3,028	1.2%
CTI Foods	(4)(12)(14)	Beverage, Food & Tobacco	L+7.25%	1.00%	6/28/2021	5,000	4,672	4,275	1.7%
Cvent, Inc.	(4)(12)(16)(19)	Technology	L+10.00%	1.00%	5/29/2024	5,385	5,093	5,198	2.1%
GAL Manufacturing	(4)(14)(19)	Construction & Building	L+8.25%	1.00%	6/26/2024	6,000	5,866	5,865	2.4%
Planview, Inc.	(4)(12)(16)(19)	Technology	L+9.75%	1.00%	7/27/2023	4,388	4,323	4,327	1.7%
ProQuest LLC	(4)(12)(16)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,235	1,211	1,198	0.5%
Resource Label Group LLC	(4)(12)(14)(19)	Containers, Packaging & Glass	L+8.50%	1.00%	11/26/2023	3,000	2,955	2,955	1.2%
SRS Distribution Inc.	(4)(12)(16)	Construction & Building	L+8.75%	1.00%	2/24/2023	6,790	6,704	6,977	2.8%
Tritech Software Systems	(4)(12)(14)(19)	Technology	L+8.50%	1.00%	10/17/2023	6,000	5,948	5,949	2.4%
Tronair Inc.	(4)(12)(14)(19)	Aerospace & Defense	L+8.75%	1.00%	9/6/2024	4,000	3,870	3,873	1.6%
Welcome Break	UK(9)(10)(12)(14)(18)(19)	Hotel, Gaming & Leisure	L+8.00%	—%	1/26/2023	£5,989	7,376	7,694	3.1%
WIRB-Copernicus Group	(4)(12)(14)(19)	Healthcare & Pharmaceuticals	L+9.00%	1.00%	8/15/2023	12,000	11,800	11,856	4.8%
Sub Total Senior Secured Loans - Second Lien							$68,319	$68,750	27.7%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Bonds - 8.0%
BreitBurn Energy Partners LP	(10)(12)(19)(20)	Energy: Oil & Gas	9.25%	—%	5/18/2020	3,250	3,153	2,993	1.2%
CH2M	(12)(14)(19)	Construction & Building	10.00%	—%	4/28/2020	12,000	12,000	12,000	4.8%
Epicor Software Corp.	(4)(12)(14)(19)	Technology	L+8.25%	1.00%	5/21/2023	5,000	4,879	4,885	2.0%
New Day Aluminum LLC	(12)(17)(19)	Metals & Mining	4.00% 6.00% PIK 6.00% Max PIK	1%	10/28/2020	22	—	22	—%
Sub Total Senior Secured Bonds							$20,032	$19,900	8.0%

Subordinated Debt - 18.2%
Alltech	(4)(12)(16)(18)(19)	Healthcare & Pharmaceuticals	L+7.25%	1.00%	7/9/2023	14,376	14,192	14,196	5.7%
Alltech (Ireland)	(4)(12)(16)(18)(19)(22)	Healthcare & Pharmaceuticals	L+7.25%	1.00%	7/9/2023	€601	619	678	0.3%
Blue Harvest Fisheries	(12)(18)(19)	Beverage, Food & Tobacco	10.00%	—%	8/17/2036	339	337	339	0.1%
Bumble Bee Seafoods	(17)	Beverage, Food & Tobacco	9.63% 0.00% PIK 9.63% Max PIK	—%	3/15/2018	1,240	1,235	1,221	0.5%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.50%	—%	5/1/2021	1,650	1,646	1,559	0.6%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	1/15/2022	2,950	2,863	2,780	1.1%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	6/15/2023	1,855	1,763	1,725	0.7%
Fiber Composites LLC	(12)(17)(19)	Construction & Building	12.50% 0.00% PIK 1.00% Max PIK	—%	6/29/2022	5,458	5,329	5,448	2.2%
Great Lakes Dredge and Dock	(12)	Capital Equipment	8.00%	—%	5/15/2022	2,000	2,000	2,038	0.8%
Hanger, Inc.	(10)(12)	Healthcare & Pharmaceuticals	11.50%	—%	8/1/2019	4,000	3,943	4,150	1.7%
Moss Creek Resources	(4)(10)(16)(19)	Energy: Oil & Gas	L+8.00%	1.00%	3/29/2022	9,333	9,131	9,217	3.7%
PrimeLine Utility Services	(10)(17)(19)	Utilities: Electric	16.00% PIK (20.00% Max PIK in Year 3)	—%	6/1/2020	2,026	1,965	1,990	0.8%
Sub Total Subordinated Debt							$45,023	$45,341	18.2%

Equity / Other - 0.1%
Blue Harvest Fisheries	(18)(19)(21)	Beverage, Food & Tobacco	—%	—%		—	13	13	—%
BreitBurn Energy Partners LP	(8)(10)(19)(21)	Energy: Oil & Gas	8.00%	—%		251	1,886	39	—%
SandRidge Energy Inc.	(10)(21)	Energy: Oil & Gas	—%	—%		22	456	372	0.1%
Sub Total Equity / Other						273	$2,355	$424	0.1%

TOTAL INVESTMENTS - 151.4%	(23)						$373,958	$376,421	151.4%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Derivative Instruments - 0.0%
Foreign currency forward contracts	(10)						$—	$(168)	—%
TOTAL DERIVATIVE INSTRUMENTS							$—	$(168)	—%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate denoted as "P". Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of June 30, 2017, LIBO rates ranged between 1.22% for 1-month LIBOR to 1.30% for 3-month LIBOR.

(5)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in thousands of U.S. dollars.

(7)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of June 30, 2017 (see Note 8. Commitments and Contingencies).

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

(10)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of June 30, 2017, qualifying assets represented 78% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(11)	Investment position or portion thereof unsettled as of June 30, 2017.

(12)	Security or portion thereof was pledged as collateral supporting the amounts outstanding under a credit facility as of June 30, 2017; (see Note 7. Borrowings).

(13)
The base interest rate on these investments, or a portion thereof, was based on PRIME rate, which as of June 30, 2017 was 4.0%. The current base interest rate for these investments may be different from the reference rate on June 30, 2017.

(14)
The base interest rate on these investments, or a portion thereof, was 1-month LIBOR which as of June 30, 2017 was 1.22%. The current based rate for these investments may be different from the reference rate on June 30, 2017.

(15)
The base interest rate on these investments, or a portion thereof, was 2-month LIBOR which as of June 30, 2017 was 1.25%. The current based rate for these investments may be different from the reference rate on June 30, 2017.

(16)
The base interest rate on these investments, or a portion thereof, was 3-month LIBOR which as of June 30, 2017 was 1.30%. The current based rate for these investments may be different from the reference rate on June 30, 2017.

(17)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(18)	Investment or a portion thereof is denominated in a currency other than U.S. Dollars.

(19)	Investment classified as Level 3 in the fair value hierarchy (see Note 2. Significant Accounting Policies).

(20)	Investment was on non-accrual status as of June 30, 2017, meaning that the Company has ceased recognizing interest income on this investments.

(21)	Non-income producing security.

(22)	Portion of investment is denominated in a currency other than USD was previously translated into USD and included with the USD denominated portion of the investment.

(23)
As of June 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $5.7 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $3.3 million; the net unrealized appreciation was $2.4 million, the aggregate cost of securities for Federal income tax purposes was $374.0 million.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy
PIK = Payment-In-Kind
See Unaudited Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 104.1%
Accuride Corp.	(12)	Automotive	L+7.00%	1.00%	11/10/2023	12,000	$11,580	$11,760	6.7%
Advanced Integration Technology	(12)	Aerospace & Defense	L+5.50%	1.00%	7/22/2021	7,980	7,757	8,020	4.5%
American Academy Holdings, LLC	(12)(16)	Healthcare & Pharmaceuticals	L+5.25%	1.00%	5/17/2021	4,484	4,444	4,445	2.5%
Bay Club Company	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2022	6,517	6,330	6,574	3.7%
Bay Club Company (Bridge Loan)	(12)	Hotel, Gaming & Leisure	L+6.50%	1.00%	8/24/2017	1,450	1,430	1,443	0.8%
BBB Industries, Inc.	(12)(16)	Automotive	L+5.00%	1.00%	11/3/2021	4,975	4,871	4,984	2.8%
Belk Inc.	(12)	Retail	L+4.75%	1.00%	12/12/2022	4,464	3,987	3,865	2.2%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	5,960	5,310	5,766	3.2%
Blue Harvest Fisheries	(12)(16)	Beverage, Food & Tobacco	L+7.00%	1.00%	7/29/2022	6,866	6,769	6,770	3.8%
C-III Capital Partners	(10)(12)(16)	Banking, Finance, Insurance & Real Estate	L+5.00%	1.00%	8/8/2021	3,120	3,076	3,077	1.7%
C-III Capital Partners	(10)(12)(16)	Banking, Finance, Insurance & Real Estate	L+7.92%	1.00%	8/8/2021	4,680	4,504	4,507	2.5%
Chefs' Warehouse, Inc.	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	3,893	3,830	3,919	2.2%
Chefs' Warehouse, Inc.(Delayed Draw)	(10)(12)	Beverage, Food & Tobacco	L+4.75%	1.00%	6/22/2022	179	169	181	0.1%
Cvent, Inc.	(12)	Technology	L+5.00%	1.00%	6/16/2023	5,400	5,340	5,468	3.1%
Dominion Marine Media	(12)(16)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	9/9/2022	7,000	6,922	6,922	3.9%
Dominion Marine Media (Revolver)	(7)(16)	Media: Advertising, Printing & Publishing	L+5.75%	1.00%	8/10/2021	1,000	(118)	(11)	—%
Generation Brands	(12)	Construction & Building	L+5.00%	1.00%	6/7/2022	4,975	4,930	4,997	2.8%
Give & Go Prepared Foods Corp.	CN(9)(10)(12)	Beverage, Food & Tobacco	L+5.50%	1.00%	7/12/2023	7,980	7,829	8,010	4.5%
GlobalLogic Holdings Inc.	(12)	Technology	L+4.50%	1.00%	6/30/2022	857	844	858	0.5%
Greenway Health, LLC	(12)	Technology	L+5.00%	1.00%	11/4/2020	4,812	4,636	4,788	2.7%
Humanetics	(11)(12)(16)	Automotive	L+6.00%	1.00%	7/12/2022	8,605	8,380	8,441	4.7%
Humanetics (Revolver)	(7)(16)	Automotive	L+6.00%	1.00%	7/12/2022	400	(10)	(8)	—%
Implus Footcare, LLC	(12)(16)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,925	4,865	4,872	2.7%
Implus Footcare, LLC	(12)(16)	Consumer Goods: Non-Durable	L+6.25%	1.00%	4/30/2021	955	941	953	0.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/28/2022	2,771	2,674	2,743	1.5%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/7/2022	150	145	149	0.1%
Mavis Tire Supply LLC	(12)(16)	Automotive	L+5.25%	1.00%	11/2/2020	2,955	2,921	2,923	1.6%
Med Intermediate (MyEyeDr)	(12)(16)	Retail	L+6.25%	1.00%	8/14/2021	4,841	4,796	4,803	2.7%
Med Intermediate (MyEyeDr) (Delayed Draw)	(7)(12)(16)	Retail	L+6.25%	1.00%	8/16/2021	1,631	(24)	(13)	—%
Med Intermediate (MyEyeDr) (Term Loan B)	(12)(16)	Retail	L+6.25%	1.00%	8/16/2021	1,269	1,248	1,256	0.7%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	2,981	2,910	2,948	1.7%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/21/2020	636	613	633	0.4%
MRP Generation Holdings LLC	(10)(12)	Utilities: Electric	L+7.00%	1.00%	10/18/2022	4,988	4,695	4,950	2.8%
National Technical Systems, Inc.	(12)(16)	Aerospace & Defense	L+6.25%	1.00%	6/14/2021	4,092	4,052	3,990	2.2%
National Technical Systems, Inc. (Delayed Draw)	(7)(12)(16)	Aerospace & Defense	L+6.25%	1.00%	6/11/2021	765	—	(19)	—%
Onyx CenterSource	(12)(16)	Technology	L+6.75%	1.00%	12/20/2021	7,233	7,199	7,199	4.1%
Onyx CenterSource (Revolver)	(7)(16)	Technology	L+6.75%	1.00%	12/20/2021	329	(41)	(2)	—%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,605	2,604	1.5%
Parts Town, LLC	(12)(16)	Beverage, Food & Tobacco	L+6.50%	1.00%	6/23/2022	6,983	6,983	6,983	3.9%
Parts Town, LLC (Revolver)	(7)(13)(16)	Beverage, Food & Tobacco	P+5.50%	—%	6/23/2022	1,000	5	5	—%
Pelican Products, Inc.	(12)	Containers, Packaging & Glass	L+4.25%	1.00%	4/10/2020	5,018	4,833	5,002	2.8%
Pet Holdings ULC	CN(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	4,489	4,419	4,506	2.5%
Pet Holdings ULC (Delayed Draw)	CN(7)(9)(10)(12)	Retail	L+5.50%	1.00%	6/1/2023	500	—	2	—%
QLIK Technologies Inc.	(10)(12)(16)	Technology	L+8.25%	1.00%	8/22/2022	7,980	7,820	7,835	4.4%
Reddy Ice	(12)(13)	Beverage, Food & Tobacco	L+5.50%	1.25%	5/1/2019	3,654	3,493	3,584	2.0%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	1,989	1,966	1,978	1.1%
SiteOne Landscape Supply, Inc.	(12)	Construction & Building	L+4.50%	1.00%	4/29/2022	4,963	4,914	5,012	2.8%
TIBCO Software Inc.	(12)	Technology	L+5.50%	1.00%	12/4/2020	1,714	1,721	1,724	1.0%
Tronair Inc.	(12)	Aerospace & Defense	L+4.75%	1.00%	9/8/2023	3,960	3,922	3,940	2.2%
Sub Total Senior Secured Loans - First Lien						193,068	$182,485	$185,336	104.1%

Senior Secured Loans - Second Lien - 24.9%
Advanced Computer Software	UK(9)(10)(12)	Technology	L+9.50%	1.00%	1/31/2023	4,100	3,734	3,726	2.1%
CTI Foods	(12)	Beverage, Food & Tobacco	L+7.25%	1.00%	6/28/2021	5,000	4,640	4,550	2.6%
Cvent, Inc.	(12)(16)	Technology	L+10.00%	1.00%	5/29/2024	5,385	5,070	5,184	2.9%
Greenway Health, LLC	(12)	Technology	L+8.25%	1.00%	11/4/2021	5,000	4,791	4,875	2.7%
Planview, Inc.	(12)(16)	Technology	L+9.50%	1.00%	8/9/2022	8,000	7,848	7,852	4.4%
ProQuest LLC	(12)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,312	1,286	1,273	0.7%
SRS Distribution Inc.	(12)	Construction & Building	L+8.75%	1.00%	2/24/2023	5,000	4,907	5,167	2.9%
Tronair Inc.	(12)(16)	Aerospace & Defense	L+8.75%	1.00%	9/6/2024	4,000	3,864	3,864	2.2%
WIRB-Copernicus Group	(12)(16)	Healthcare & Pharmaceuticals	L+9.00%	1.00%	8/12/2022	8,000	7,850	7,849	4.4%
Sub Total Senior Secured Loans - Second Lien						45,797	$43,990	$44,340	24.9%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Senior Secured Bonds - 6.5%
BreitBurn Energy Partners LP	(10)(12)(16)(17)	Energy: Oil & Gas	9.25%	—%	5/18/2020	3,250	3,152	3,023	1.7%
Epicor Software Corp.	(12)(16)	Technology	L+8.25%	1.00%	5/21/2023	5,000	4,869	4,885	2.7%
KeHE Distributors, LLC	(12)	Beverage, Food & Tobacco	7.63%	—%	8/15/2021	500	494	497	0.3%
New Day Aluminum LLC	(12)(14)(16)	Metals & Mining	4.00% 6.00% PIK 6.00% Max PIK	—%	10/28/2020	24	—	24	—%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%	—%	8/15/2022	3,000	2,890	3,202	1.8%
Sub Total Senior Secured Bonds						11,774	$11,405	$11,631	6.5%

Subordinated Debt - 18.8%
Alltech	(12)(15)(16)	Healthcare & Pharmaceuticals	L+6.75%	1.00%	7/9/2023	15,003	14,799	14,805	8.3%
Blue Harvest Fisheries	(16)	Beverage, Food & Tobacco	10.00%	—%	8/17/2036	337	337	337	0.2%
Bumble Bee Seafoods	(14)	Beverage, Food & Tobacco	9.63% PIK 9.63% Max PIK	—%	3/15/2018	1,240	1,231	1,206	0.7%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.50%	—%	5/1/2021	350	330	347	0.2%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	1/15/2022	1,800	1,707	1,782	1.0%
Ferrellgas, L.P.	(10)(12)	Energy: Oil & Gas	6.75%	—%	6/15/2023	1,355	1,254	1,331	0.7%
Fiber Composites LLC	(12)(14)(16)	Construction & Building	12.50% 0.00% PIK 1.00% Max PIK	—%	6/29/2022	5,430	5,321	5,410	3.0%
Hanger, Inc.	(10)(12)	Healthcare & Pharmaceuticals	11.50%	—%	8/1/2019	4,000	3,929	4,000	2.2%
MDC Partners Inc.	(10)(12)	Services: Business	6.50%	—%	5/1/2024	925	816	833	0.5%
SandRidge Energy Inc.	(10)	Energy: Oil & Gas	—%	—%	10/3/2020	226	254	282	0.2%
StandardAero	(12)	Aerospace & Defense	10.00%	—%	7/15/2023	2,380	2,367	2,505	1.4%
TIBCO Software Inc.	(12)	Technology	11.38%	—%	12/1/2021	660	670	660	0.4%
Sub Total Subordinated Debt						33,706	$33,015	$33,498	18.8%

Equity / Other - 0.2%
Blue Harvest Fisheries	(16)	Beverage, Food & Tobacco	—%	—%		—	13	13	—%
BreitBurn Energy Partners LP	(8)(10)(16)(18)	Energy: Oil & Gas	8.00%	—%		251	1,886	40	—%
SandRidge Energy Inc.	(10)(18)	Energy: Oil & Gas	—%	—%		10	202	226	0.2%
Sub Total Equity / Other						261	$2,101	$279	0.2%

TOTAL INVESTMENTS - 154.5%	(19)						$272,996	$275,084	154.5%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Industry	Interest Rate (4)	Base Rate Floor (4)	Maturity Date	Principal Amount/ No. Shares (5)	Cost (6)	Fair Value	% of Net Assets
Derivative Instruments - 0.0%
Foreign currency forward contracts	(10)						$—	$(8)	—%
TOTAL DERIVATIVE INSTRUMENTS							$—	$(8)	—%
______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") unless otherwise noted (i.e. PRIME). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of December 31, 2016, LIBO rates ranged between 0.77% for 1-month LIBOR to 1.32% for 6-month LIBOR.

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

(19)
As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4.4 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $2.3 million; the net unrealized appreciation was $2.1 million, the aggregate cost of securities for Federal income tax purposes was $273.0 million.

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
As of June 30, 2017, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Security Transactions and Realized/Unrealized Gains or Losses
    Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. All investments sold are derecognized on the trade date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale, inclusive of any prepayment premiums, and (ii) the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily measures the change in investment values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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
Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations and is included in net unrealized appreciation (depreciation) in the consolidated statements of assets and liabilities.
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is actually realized.
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

Notes to Consolidated Financial Statements (Unaudited)

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
New Accounting Standards
Early Adopted
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
New Standards Under Assessment
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Master Fund is evaluating the impact of ASU 2014-09 and expects any impact by the proposed standard to be limited to structuring service fees.
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 requires that when securities are purchased at a premium over their callable price that the premium be amortized over a the period of time from purchase to the

Notes to Consolidated Financial Statements (Unaudited)

first call date. Historically premiums and discounts have been amortized to the maturity date of a security. The new guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Master Fund has not elected early adoption at this point and is assessing the potential impact of this guidance.
Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of June 30, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (dollars in thousands):

	June 30, 2017
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$238,229	$242,006	64.3%
Senior secured loans - second lien	68,319	68,750	18.3
Senior secured bonds	20,032	19,900	5.3
Total senior debt	$326,580	$330,656	87.9%
Subordinated debt	45,023	45,341	12.0
Equity / other	2,355	424	0.1
Total investments	$373,958	$376,421	100.0%

	December 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$182,485	$185,336	67.4%
Senior secured loans - second lien	43,990	44,340	16.1
Senior secured bonds	11,405	11,631	4.2
Total senior debt	$237,880	$241,307	87.7%
Subordinated debt	33,015	33,498	12.2
Equity / other	2,101	279	0.1
Total investments	$272,996	$275,084	100.0%
As of June 30, 2017, debt investments on non-accrual status represented 0.8% and 0.8% of total investments on an amortized cost basis and fair value basis, respectively. As of December 31, 2016, debt investments on non-accrual status represented 1.2% and 1.1% of total investments on an amortized cost basis and fair value basis, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (dollars in thousands):

	June 30, 2017			December 31, 2016
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Technology	$78,751	$79,348	21.1%	$54,501	$55,052	20.0%
Beverage, Food & Tobacco	51,311	51,956	13.8	35,793	36,055	13.1
Construction & Building	35,342	35,733	9.5	20,072	20,586	7.5
Automotive	34,605	35,411	9.4	27,742	28,100	10.2
Healthcare & Pharmaceuticals	30,554	30,880	8.2	31,022	31,099	11.3
Retail	24,318	24,748	6.6	14,426	14,419	5.3
Aerospace & Defense	20,052	20,206	5.4	21,962	22,300	8.1
Energy: Oil & Gas	20,898	18,685	5.0	8,785	7,031	2.6
Hotel, Gaming & Leisure	14,870	15,450	4.1	7,760	8,017	2.9
Media: Advertising, Printing & Publishing	12,373	12,417	3.3	6,804	6,911	2.5
Containers, Packaging & Glass	10,924	11,502	3.1	10,143	10,768	3.9
Utilities: Electric	11,300	11,085	2.9	13,713	14,337	5.2
Banking, Finance, Insurance & Real Estate (1)	6,386	6,581	1.7	10,399	10,476	3.8
Telecommunications	6,248	6,236	1.7	—	—	—
Chemicals, Plastics & Rubber	5,815	5,911	1.6	—	—	—
Consumer Goods: Non-Durable	5,784	5,794	1.5	5,806	5,825	2.1
Capital Equipment	2,619	2,657	0.7	—	—	—
Media: Broadcasting & Subscription	1,211	1,198	0.3	1,286	1,273	0.5
Services: Business	597	601	0.1	2,782	2,811	1.0
Metals & Mining	—	22	—	—	24	—
Total	$373,958	$376,421	100.0%	$272,996	$275,084	100.0%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total fair value of the total investments as of June 30, 2017 and December 31, 2016.

Geographic Dispersion	June 30, 2017	December 31, 2016
United States of America	86.9%	94.1%
United Kingdom	7.9	1.4
Canada	3.6	4.5
Italy	1.6	—
Total investments	100.0%	100.0%
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

Notes to Consolidated Financial Statements (Unaudited)

when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.
As of June 30, 2017, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

June 30, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	July 14, 2017	Unrealized depreciation on derivative instruments	JP Morgan Chase Bank	€595 Sold	$669	$680	$(11)
GBP	July 12, 2017	Unrealized depreciation on derivative instruments	JP Morgan Chase Bank	£18,216 Sold	23,575	23,735	(160)
GBP	July 12, 2017	Unrealized depreciation on derivative instruments	JP Morgan Chase Bank	£120 Bought	(153)	(156)	3
Total					$24,091	$24,259	$(168)
The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of June 30, 2017 (in thousands):

	Debt Investments Denominated in Foreign Currencies As of June 30, 2017			Hedges As of June 30, 2017
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Notional Amount in Local Currency	Hedges' Notional Value at Period End
EUR	€601	$627	$678	€595	$680
GBP	£18,289	22,912	23,308	£18,096	23,579
Total		$23,539	$23,986		$24,259
As of December 31, 2016, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2016
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 12, 2017	Unrealized depreciation on derivative instruments	JP Morgan Chase Bank	€592 Sold	$616	$624	$(8)
The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of December 31, 2016 (in thousands).

	Debt Investments Denominated in Foreign Currencies As of December 31, 2016			Hedges As of December 31, 2016
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Notional Amount in Local Currency	Hedges' Notional Value at Period End
EUR	€601	$627	$624	€592	$624
Total		$627	$624		$624

Notes to Consolidated Financial Statements (Unaudited)

The table below displays the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and six months ended June 30, 2017 (in thousands):

		Three Months Ended	Six Months Ended
	Statement Location	June 30, 2017	June 30, 2017
Net realized losses
Foreign currency forward contracts	Net realized gains (losses) on derivative instruments	$(841)	$(619)
Net unrealized gains (losses)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on derivative instruments	33	(160)
Net realized and unrealized loss on derivative instruments		$(808)	$(779)
The Master fund did not engage in hedging activity for the three and six months ended June 30, 2016.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of June 30, 2017 and December 31, 2016, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (dollars in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$117,795	$124,211	$242,006
Senior secured loans - second lien	—	21,033	47,717	68,750
Senior secured bonds	—	—	19,900	19,900
Total senior debt	—	$138,828	$191,828	$330,656
Subordinated debt	—	13,473	31,868	45,341
Equity / other	372	—	52	424
Total Investments	$372	$152,301	$223,748	$376,421
Percentage	0.1%	40.5%	59.4%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(168)	$—	$(168)
Total Derivative Instruments	$—	$(168)	$—	$(168)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$105,423	$79,913	$185,336
Senior secured loans - second lien	—	19,590	24,750	44,340
Senior secured bonds	—	3,699	7,932	11,631
Total senior debt	—	128,712	112,595	241,307
Subordinated debt	—	12,946	20,552	33,498
Equity / other	226	—	53	279
Total	$226	$141,658	$133,200	$275,084
Percentage	0.1%	51.5%	48.4%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(8)	$—	$(8)
Total Derivative Instruments	$—	$(8)	$—	$(8)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2017 (dollars in thousands):

June 30, 2017
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	34	$124,211	Market comparables	Market yield (%)	6.50% - 10.30% (8.28%)	Decrease
			Market quotations(5)	Broker quote	100.88	Increase
			Cost(1)	Cost(1)	97.72-99.04 (98.41)	Increase
			Market comparables	EBITDA multiple	12.68x	Increase
Senior secured loans - second lien	8	$47,717	Market comparables	Market yield (%)	8.61% -11.71% (10.35%)	Decrease
			Cost	Cost	97.76 - 99.15 (98.47)	Increase
Senior secured bonds	4	$19,900	Market quotations(5)	Broker quote	92.08	Increase
			Market comparables	Market yield (%)	10.02%	Decrease
			Liquidation Analysis	Liquidation value	N/A	Increase
Subordinated debt	6	$31,868	Market comparables	Market yield (%)	8.00% -12.55% (9.22%)	Decrease
			Market comparables	EBITDA multiple	8.60	Increase
			Cost(1)	Cost(1)	98.25-100 (98.50)	Increase
Equity / other	2	$52	Cost(1)	Cost(1)	100.00	Increase
			Market and income approach	Company specific risk premium	515.60%	Decrease
			Option valuation model	Volatility	163.18%	Increase
Total	54	$223,748
______________

(1)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of April 1, 2017	$113,033	$32,609	$8,157	$20,574	$53	$174,426
Additions (1)	45,211	14,768	12,000	4,899	—	76,878
Net realized gains (2)	591	3	—	26	—	620
Net change in unrealized appreciation (depreciation) on investments (3)	323	317	(262)	163	(1)	540
Sales and repayments (4)	(14,276)	—	—	(2,633)	—	(16,909)
Net discount accretion	80	20	5	15	—	120
Investment position reclassification	(8,824)			8,824		—
Transfers out of Level 3 (5)(6)	(11,927)	—	—	—	—	(11,927)
Fair value balance as of June 30, 2017	$124,211	$47,717	$19,900	$31,868	$52	$223,748
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2017	$720	$317	$(262)	$163	$(1)	$937

	Six Months Ended June 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$20,552	$53	$133,200
Additions (1)	67,523	30,394	12,000	13,697	—	123,614
Net realized gains (2)	630	273	—	26	—	929
Net change in unrealized appreciation (depreciation) on investments (3)	821	369	(42)	197	(1)	1,344
Sales and repayments (4)	(18,776)	(8,120)	—	(2,633)	—	(29,529)
Net discount accretion	147	51	10	29	—	237
Transfers out of Level 3 (5)(6)	(6,047)	—	—	—	—	(6,047)
Fair value balance as of June 30, 2017	$124,211	$47,717	$19,900	$31,868	$52	$223,748
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2017	$817	$369	$(42)	$197	$(1)	$1,340
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income if any.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)
For the three and six months ended June 30, 2017, four and three investments, respectively, were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2016 (dollars in thousands):

	Three Months Ended June 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of April 1, 2016	$21,952	$—	$6,000	$—	$654	$28,606
Additions	10,538	—	—	—	—	10,538
Net realized gains (1)	53	—	—	—	—	53
Net change in unrealized appreciation (depreciation) on investments (2)	27	—	269	—	(614)	(318)
Sales and repayments (3)	(5,005)	—	—	—	—	(5,005)
Net discount accretion	18	—	(11)	—	—	7
Fair value balance as of June 30, 2016	$27,583	$—	$6,258	$—	$40	$33,881
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2016	$70	$—	$269	$—	$(614)	$(275)

	Six Months Ended June 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—	$471	$30,074
Additions (1)	10,852	—	—	—	37	10,889
Net realized gains (2)	179	—	—	—	—	179
Net change in unrealized depreciation on investments (3)	(211)	—	(566)	—	(468)	(1,245)
Sales and repayments (4)	(9,432)	—	—	—	—	(9,432)
Net discount accretion	32	—	(3)	—	—	29
Transfers out of Level 3 (5)(6)	—	(1,576)	—	—	—	(1,576)
Transfers into Level 3 (5)(7)	4,963	—	—	—	—	4,963
Fair value balance as of June 30, 2016	$27,583	$—	$6,258	$—	$40	$33,881
Change in net unrealized (depreciation) on investments held as of June 30, 2016	$(78)	$—	$(566)	$—	$(468)	$(1,112)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain from investments in the consolidated statements of operations.

(3)	Included in net change in unrealized depreciation on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the six months ended June 30, 2016, one investment was transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

(7)	For the six months ended June 30, 2016, one investment was transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

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
Related Party Capital Contributions and Ownership of Common Shares
The Master Fund is affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T"), Carey Credit Income Fund - I ("CCIF-I"), and Carey Credit Income Fund 2018 T ("CCIF 2018T"), three feeder funds, whose registration statements initially became effective on July 24, 2015, July 31, 2015 and October 3, 2016, respectively. The membership of the Boards of Trustees for the Master Fund, CCIF 2016T, CCIF-I and CCIF 2018T are identical. The feeder funds, have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of their common shares in the acquisition of the Master Fund's Common Shares.
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
The Investment Advisory Agreement and Investment Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to the Advisors, or (ii) by the Advisors upon not less than 120 days prior written notice to the Master Fund. In the event that the Investment Advisory Agreement is terminated by the Advisor, and if the Independent Trustees elect to continue the Master Fund, then the Advisor shall pay all direct expenses incurred by the Master Fund as a result of the Advisor's withdrawal, up to, but not exceeding $250,000. In the event that the Investment Sub-Advisory Agreement is terminated by the Sub-Advisor, then the Sub-Advisor shall pay all direct expenses incurred by the Master Fund as a result of the Sub-Advisor's withdrawal, up to, but not exceeding $250,000. Unless earlier terminated, the Investment Advisory Agreement and the Investment Sub-Advisory Agreement will remain in effect year to year if approved annually by a majority of the Master Fund's Independent Trustees and either the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities.
On January 26, 2017, the Master Fund's Board of Trustees, including all of the Independent Trustees, approved the annual renewal of the Investment Advisory Agreement and the Investment Sub-Advisory Agreement.

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
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to the Administrator upon the vote of the Master Fund's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Master Fund. Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Master Fund's Board of Trustees and the Master Fund's Independent Trustees.
On May 11, 2017, the Master Fund's Board of Trustees, including all of the Independent Trustees, approved the annual renewal of the Administrative Services Agreement.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. As of June 30, 2017, the Master Fund had reimbursed the Advisors for all organization and offering costs incurred.
Dealer Manager Agreement
On May 1, 2015, the Master Fund initially entered into a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager"), CCIF 2016T and CCIF-I. The Dealer Manager Agreement was updated to include CCIF 2018T on October 3, 2016. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's, CCIF 2018T's and CCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each feeder fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating the Dealer Manager are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or the Dealer Manager upon 60 calender days' written notice to the other party. In the event that a Feeder Fund or the Dealer Manager terminates the Dealer Manager Agreement with respect to a particular Feeder Fund, the Dealer Manager Agreement will continue with respect to any other Feeder Fund.
On June 15, 2017, the Board of Directors of WPC approved a plan to exit all non-traded retail fundraising activities carried out by the Dealer Manager, its wholly-owned broker-dealer subsidiary, effective June 30, 2017, in keeping with the WPC’s long-term strategy of focusing exclusively on net lease investing for its balance sheet. The Master Fund and its affiliated Feeder Funds are within the scope of WPC's plan to exit all non-retail fundraising activities.
Capital Structuring Fees
The Advisors are obligated to remit to the Company any earned capital structuring fees based on the Company’s pro rata portion of the co-investment transactions or originated investments in which the Company participates.

Notes to Consolidated Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2017 and June 30, 2016
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
Advisor	Investment Advisory Agreement - investment advisory fee (1)	$1,977	$660	$3,634	$1,117
Advisor	Administrative Services Agreement - expense reimbursement	113	90	223	188
CCIF-I	Issuance of Common Shares	11,180	6,565	20,530	7,542
CCIF 2016T	Issuance of Common Shares	1,180	30,082	48,270	42,715
Advisors	O&O Agreement - organization cost reimbursements	—	206	—	228
Trustees	Amended and Restated Bylaws - trustee fees and expenses	148	86	260	163
GPIM	Co-Investment Exemptive Relief Order - Reimbursement of capital structuring fees	82	—	315	77
__________________________

(1)
During the three and six months ended June 30, 2017 and June 30, 2016, none of the accrued performance-based incentive fee was payable to the Advisors (i.e. the Advisors did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

Co-Investment Transactions Exemptive Relief
On June 28, 2016, the Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisors.
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of June 30, 2017, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year draw-down term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The interest rate is 3 month LIBOR+2.65% per annum and interest is payable quarterly in arrears. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of June 30, 2017, Hamilton was in compliance with all material terms and covenants related to the Hamilton Credit Facility.
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

Notes to Consolidated Financial Statements (Unaudited)

Hamilton's borrowings as of June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
June 30, 2017	$175,000	$150,000	$148,743	3.92%	December 17, 2019	2.5	years
December 31, 2016	$175,000	$126,000	$124,505	3.64%	December 17, 2019	3.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

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

The components of the Company's interest expense and other financing costs for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$1,385	$335	$2,541	$649
Unused/undrawn fees	103	56	326	56
Amortization of deferred financing costs	119	111	237	225
Total interest expense	$1,607	$502	$3,104	$930
Annualized weighted average interest rate (1)	3.9%	3.1%	3.8%	3.1%
Average borrowings	$144,000	$44,000	$136,286	$41,857
______________________

(1)	Calculated as the annualized amount of the stated interest expense divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2017 the Master Fund and Hamilton have sufficient liquidity to fund these commitments should the funding requirements occur. As of June 30, 2017 and December 31, 2016, the Master Fund’s unfunded commitments consisted of the following (dollars in thousands):

		June 30, 2017
						Recorded on Consolidated Schedule of Investments
Category / Portfolio Company (1)	Maturity Date	Total Commitments	Less: Draw Commitments	Total Unfunded Commitments	Unamortized Discount	Drawn Amount Net of Discount (Amortized Cost Basis)	Fair Value
Delayed Draw Loans:
Eco-Site (Delayed Draw)	2/3/2022	$12,857	$6,429	$6,428	$(181)	$6,248	$6,236
Express Oil (Delayed Draw)	6/14/2024	805	—	805	—	—	(18)
Med Intermediate (MyEyeDr) (Delayed Draw)	8/16/2021	1,631	—	1,631	(24)	(24)	6
Ministry Brands (Delayed Draw)	12/2/2022	520	315	205	(3)	312	312
Pet Holdings ULC (Delayed Draw)	6/23/2022	500	188	312	—	188	188
Total Delayed Draw Loans		16,313	6,932	9,381	(208)	6,724	6,724

Revolvers:
Boats Group (Revolver)	8/10/2021	1,000	—	1,000	(106)	(106)	(10)
Dominion Web Solutions (Revolver)	6/15/2023	346	—	346	(51)	(51)	(6)
Express Oil (Revolver)	6/14/2024	241	—	241	(30)	(30)	(6)
GAL Manufacturing (Revolver)	6/26/2022	433	—	433	(27)	(27)	(27)
Humanetics (Revolver)	7/12/2022	400	—	400	(9)	(9)	(7)
Onyx CenterSource (Revolver)	12/20/2021	329	140	189	(41)	99	104
Parts Town, LLC (Revolver)	6/23/2022	1,000	572	428	(87)	485	485
PluralSight Holdings (Revolver)	6/28/2024	250	—	250	(31)	(31)	(4)
Total Revolvers		3,999	712	3,287	(382)	330	529

Total		$20,312	$7,644	$12,668	$(590)	$7,054	$7,253
______________________
(1)    May pertain to commitments to one or more entities affiliated with the named portfolio company.

Notes to Consolidated Financial Statements (Unaudited)

		December 31, 2016
						Recorded on Consolidated Schedule of Investments
Category / Portfolio Company (1)	Maturity Date	Total Commitments	Less: Draw Commitments	Total Unfunded Commitments	Unamortized Discount	Drawn Amount Net of Discount (Amortized Cost Basis)	Fair Value
Delayed Draw Loans:
Med Intermediate (Delayed Draw)	8/16/2021	$1,631	$—	$1,631	$(24)	$(24)	$(13)
National Technical Systems, Inc. (Delayed Draw)	6/11/2021	765	—	765	—	—	(19)
Pet Holdings ULC (Delayed Draw)	6/1/2023	500	—	500	—	—	2
Total Delayed Draw Loans		2,896	—	2,896	(24)	(24)	(30)

Revolvers:
Dominion Marine (Revolver)	8/10/2021	1,000	—	1,000	(118)	(118)	(11)
Humanetics (Revolver)	7/12/2022	400	—	400	(10)	(10)	(8)
Onyx CenterSource (Revolver)	12/20/2021	329	—	329	(41)	(41)	(2)
Parts Town, LLC (Revolver)	6/23/2022	1,000	100	900	(95)	5	5
Total Revolvers		2,729	100	2,629	(264)	(164)	(16)

Other Commitments:
Grinding Media Inc.	11/23/2022	6,200	—	6,200	—	—	—
Total Other Commitments		6,200	—	6,200	—	—	—

Total		$11,825	$100	$11,725	$(288)	$(188)	$(46)
Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e., earnings (loss) per Common Share) for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$3,299	$1,793	$7,490	$1,568
Weighted average Common Shares outstanding (basic and diluted)	28,097,842	9,853,170	25,839,057	8,123,296
Earnings per Common Share - basic and diluted (1)	$0.12	$0.18	$0.29	$0.19
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2017 and June 30, 2016 (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of period	$8.47	$8.00
Net investment income	0.21	0.04
Net realized gain	0.07	—
Net unrealized appreciation (2)	0.02	0.09
Net increase resulting from operations	0.30	0.13
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.21)	(0.04)
Distributions in excess of net investment income	(0.01)	(0.01)
Net decrease resulting from distributions	(0.22)	(0.05)
Net asset value, end of period	$8.55	$8.08

INVESTMENT RETURNS
Total investment return (4)	3.48%	1.64%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$248,564	$98,179
Average net assets (5)	$220,898	$65,721
Common Shares outstanding, end of period	29,082,258	12,149,704
Weighted average Common Shares outstanding	25,839,057	8,123,296

Ratios-to-average net assets: (5)
Operating expenses	3.82%	5.12%
Net investment income	2.48%	0.46%

Average outstanding borrowings (5)	$136,286	$41,857
Portfolio turnover rate (5)(6)	23%	24%
Asset coverage ratio (7)	2.66	2.67
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any prepayments received divided by the monthly average of the value of portfolio securities owned by the Master Fund during the period.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 11. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the six months ended June 30, 2017 and June 30, 2016 (in thousands, except per Common Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
For Fiscal Year 2017
January 31, 2017	February 1, 2017	$0.03015	$691
February 28, 2017	March 1, 2017	0.03300	803
March 28, 2017	March 29, 2017	0.03101	806
April 28, 2017	May 1, 2017	0.03900	1,093
May 30, 2017	May 31, 2017	0.04603	1,299
June 29, 2017	June 30, 2017	0.03852	1,100
		$0.21771	$5,792

For Fiscal Year 2016
March 28, 2016	March 29, 2016	$0.04626	$350
Note 12. Subsequent Events
As of August 4, 2017 the Master Fund had issued 219,838 Common Shares subsequent to June 30, 2017, resulting in a $1.9 million increase in equity capital.
In connection with the recent announcement by WPC, the parent of our Advisor, of its decision to exit retail fundraising and to focus on its core real estate business, the Advisor has decided to resign as investment advisor to the Master Fund. At a Board Meeting held on August 10, 2017 (the “Board Meeting”), the Master Fund’s Board of Trustees (the “Board”) accepted the resignation of the Advisor as the Master Fund’s investment advisor (the “Advisor Resignation”) to become effective on September 11, 2017 (the “Advisor Resignation Date”) and appointed GPIM as the Master Fund’s interim advisor to become effective on the Advisor Resignation Date (the “Interim Advisor Appointment”). In connection with the Advisor Resignation and the Interim Advisor Appointment, the Board terminated the Investment Sub-Advisory Agreement with GPIM, approved Expense Support and Conditional Reimbursement Agreements with GPIM, and approved Organization and Offering Expense Reimbursement Agreements with GPIM, each to become effective on the Advisor Resignation Date. The Master Fund’s Board, including all of the Independent Trustees, approved a new investment advisory agreement with GPIM (the “New Advisory Agreement”) to become effective upon approval by a majority of the Master Fund’s outstanding common shares (as defined in the 1940 Act). The Interim Advisor Appointment will terminate upon the earlier to occur of (i) 150 days from the Advisor Resignation Date or (ii) the date Master Fund shareholders approve the New Advisory Agreement. At the Board Meeting, the Board set a shareholder meeting date of October 13, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of the New Advisory Agreement. At the Board Meeting, the Master Fund’s Board of Trustees also accepted the resignation of Carey Credit Advisors LLC as the Master Fund’s (and each Feeder Fund’s) administrator to become effective on the Advisor Resignation Date and appointed GPIM as the Master Fund’s (and each Feeder Fund’s) new administrator to become effective on the Advisor Resignation Date. At the Board Meeting, the Master Fund’s Board of Trustees also approved the assignment of the Dealer Manager Agreement from the Dealer Manager to Guggenheim Funds Distributors, LLC effective immediately.
In making the Interim Advisor Appointment and approving the New Advisory Agreement, the Board of Trustees, including all of the Independent Trustees, considered a number of factors, including, but not limited to: (i) the Master Fund's and GPIM's performance; (ii) the ability of GPIM to maintain continuity in the investment advisory services that have been provided by the Advisor and GPIM to the Master Fund, including GPIM's expectation that the key personnel of the Advisor who currently provide services to the Master Fund (and the Feeder Funds) will continue to provide those services as employees of GPIM after the Advisor Resignation Date; (iii) GPIM’s representations that it intends to provide the same or greater scope and quality of investment advisory services to the Master Fund that it and the Advisor currently provide; (iv) the estimated fees and expenses of the Master Fund (and, as relevant, the Feeder Funds), including a lower annual management fee of 1.75% of the Master Fund’s average gross

Notes to Consolidated Financial Statements (Unaudited)

assets and continued expense support by GPIM with respect to the Feeder Funds' distributions to shareholders; and (v) GPIM's longer-term business goals with regard to the business and operations of the Master Fund and Feeder Funds. The Board also considered that the Funds' shareholders will not bear any costs associated with the Interim Advisor Appointment and the proposal to shareholders to approve the New Advisory Agreement. Additional information about the Board's considerations will be provided in the Master Fund's proxy materials that will be distributed in connection with the shareholder meeting to consider the approval of the New Advisory Agreement.
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
We conduct private offerings (each a “Private Offering”) of our Shares to the Feeder Funds in reliance on exemptions from the registration requirements of the Securities Act. While we expect to continuously offer our Shares and have an indefinite life, each Feeder Fund features a specific finite offering period for its Common Shares, and each Feeder Fund has a specified finite term and target liquidity date.
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

Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of June 30, 2017 and December 31, 2016 and (ii) for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands, except per share amounts):

	As of
	June 30, 2017	December 31, 2016
Total assets	$400,757	$305,432
Adjusted total assets (total assets net of payable for investments purchased)	$399,766	$304,339
Investments in portfolio companies, at fair value	$376,421	$275,084
Borrowings	$150,000	$126,000
Net assets	$248,564	$178,066
Net asset value per Common Share	$8.55	$8.47
Leverage ratio (borrowings/adjusted total assets)	37.5%	41.4%

	Six Months Ended June 30,
	2017	2016
Average net assets	$220,898	$65,721
Average borrowings	$136,286	$41,857
Cost of investments purchased	$173,930	$88,027
Sales of investments	$34,827	$5,864
Principal payments	$41,279	$17,728
Net investment income	$5,474	$301
Net realized gains	$1,800	$7
Net change in unrealized appreciation	$216	$1,260
Net increase in net assets resulting from operations	$7,490	$1,568
Total distributions to shareholders	$5,792	$350
Net investment income per Common Share - basic and diluted	$0.21	$0.04
Earnings per Common Share - basic and diluted	$0.29	$0.19
Distributions per Common Share	$0.22	$0.05
Portfolio and Investment Activity for the Three and Six Months Ended June 30, 2017 and June 30, 2016
Within the three and six month periods ended June 30, 2017, our investment activity was primarily concentrated in sourcing debt investments through direct origination (83.5%) and (73.9%), respectively, and primary issuance channels (15.6%) and (18.3%), respectively, and the remainder was through secondary market channels (i.e., syndicated investments).

The following table presents our investment activity for the three and six months ended June 30, 2017 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Investment activity segmented by access channel:
Direct origination	$72,809	$128,512
Primary issuance	13,614	31,919
Secondary market transactions	728	13,499
Total investment activity	87,151	173,930
Investments sold or repaid	(41,665)	(76,106)
Net investment activity	$45,486	$97,824

Portfolio companies at beginning of period	61	55
Number of added portfolio companies	15	23
Number of exited portfolio companies	(9)	(11)
Portfolio companies at period end	67	67

Number of debt investments at period end	95	95
Number of equity/other investments at period end	3	3
The following table presents the quarterly breakdown of our purchases by asset type for the six months ending June 30, 2017 (dollars in thousands):

	For the Three Months Ended
	June 30, 2017		March 31, 2017
	Purchases	Percentage	Purchases	Percentage
Senior secured loan - first lien	$53,487	61.4%	$61,651	71.0%
Senior secured loan - second lien	14,767	16.9	22,161	25.6
Senior secured bond	12,000	13.8	—	—
Total senior debt	$80,254	92.1%	$83,812	96.6%
Subordinated debt	6,897	7.9	2,967	3.4
Equity/other	—	—	—	—
Total purchases	$87,151	100.0%	$86,779	100.0%
The following table presents the quarterly breakdown of our purchases by asset type for the six months ending June 30, 2016 (dollars in thousands):

	For the Three Months Ended
	June 30, 2016		March 31, 2016
	Purchases	Percentage	Purchases	Percentage
Senior secured loan - first lien	$61,480	86.2%	$11,177	66.8%
Senior secured loan - second lien	7,306	10.3	2,443	14.6
Senior secured bond	638	0.9	3,105	18.6
Total senior debt	$69,424	97.4%	$16,725	100.0%
Subordinated debt	1,878	2.6	—	—
Equity/other	—	—	—	—
Total purchases	$71,302	100.0%	$16,725	100.0%

The following table presents the quarterly breakdown of our sales and paydowns by asset type for the six months ending June 30, 2017 (dollars in thousands):

	For the Three Months Ended
	June 30, 2017		March 31, 2017
	Sales/Paydowns	Percentage	Sales/Paydowns	Percentage
Senior secured loan - first lien	$34,463	82.7%	$17,819	51.8%
Senior secured loan - second lien	—	—	13,198	38.3
Senior secured bond	3,841	9.2	—	—
Total senior debt	38,304	91.9%	$31,017	90.1%
Subordinated debt	3,361	8.1	3,423	9.9
Equity/other	—	—	—	—
Total sales and paydowns	$41,665	100.0%	$34,440	100.0%
The following table presents the quarterly breakdown of our sales and paydowns by asset type for the six months ending June 30, 2016 (dollars in thousands):

	For the Three Months Ended
	June 30, 2016		March 31, 2016
	Sales/Paydowns	Percentage	Sales/Paydowns	Percentage
Senior secured loan - first lien	$10,902	69.1%	$7,824	100.0%
Senior secured loan - second lien	4,866	30.9	—	—
Senior secured bond	—	—	—	—
Total senior debt	15,768	100.0%	$7,824	100.0%
Subordinated debt	—	—	—	—
Equity/other	—	—	—	—
Total sales and paydowns	$15,768	100.0%	$7,824	100.0%
The following table presents selected information regarding our investment portfolio as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	As of
	June 30, 2017		December 31, 2016
Weighted average portfolio company EBITDA (1)	$86,499		$99,760
Median portfolio company EBITDA(1)	$64,970		$84,450
Weighted average purchase price of investments (2)	97.8%		97.0%
Weighted average duration of debt investments (3)	0.5	years	0.6	years
Debt investments on non-accrual status as a percentage of amortized cost	0.8%		1.2%
Debt investments on non-accrual status as a percentage of fair value	0.8%		1.1%

Floating interest rate debt investments:
Percent of debt portfolio (4)	90.4%		90.7%
Percent of floating rate debt investments with interest rate floors (4)	94.2%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	680	bps	654	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	9.6%		9.3%
Weighted average coupon rate	10.1%		9.8%
Weighted average years to maturity	3.6	years	4.9	years

Weighted average effective yields: (5)
Senior secured loans - first lien	7.8%		7.5%
Senior secured loans - second lien	10.4%		10.8%
Senior secured bonds	8.4%		7.0%
Subordinated debt	10.0%		9.7%
Total debt portfolio	8.6%		8.2%
_________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of June 30, 2017 or December 31, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost.

(2)	Percent is calculated as a percentage of debt investment par value.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 1.22% for the 1-month LIBOR to 1.30% for the 3-month LIBOR on June 30, 2017. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
As of June 30, 2017, we had one debt investment on non-accrual status associated with one portfolio company in the Energy: Oil and Gas industry.
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2017	$—	—%	$1,450	0.5%
2018	1,240	0.3	1,240	0.4
2019	7,635	2.0	7,654	2.8
2020	24,441	6.4	23,606	8.5
2021	49,291	13.0	66,021	23.7
2022	92,511	24.3	106,021	38.1
2023	140,831	37.1	62,183	22.3
2024	60,787	16.0	10,310	3.7
2025	3,000	0.8	—	—
2036	337	0.1	—	—
Total	$380,073	100.0%	$278,485	100.0%

The following table presents the credit ratings of investments in our investment portfolio based upon the rating scale of Standard & Poor's Ratings Services, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
Standard & Poor's Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
BB-	$5,761	1.5%	$12,566	4.6%
B+	15,831	4.2	17,504	6.3
B	70,920	18.8	63,803	23.2
B-	12,962	3.5	14,224	5.2
CCC+	26,518	7.0	23,615	8.6
CCC	5,198	1.4	13,224	4.8
Not rated	239,231	63.6	130,148	47.3
Total	$376,421	100.0%	$275,084	100.0%
Results of Operations
Operating results for the three and six months ended June 30, 2017 and June 30, 2016 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$7,745	$1,977	$13,917	$3,668
Total operating expenses	4,190	1,904	8,443	3,367
Net investment income	3,555	73	5,474	301
Net realized gains (losses)	669	(103)	1,800	7
Net change in unrealized appreciation (depreciation)	(925)	1,823	216	1,260
Net increase (decrease) in net assets resulting from operations	$3,299	$1,793	$7,490	$1,568
Investment Income
Investment income consisted of the following components for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income on debt securities:
Cash interest	$7,158	$1,843	$12,652	$3,423
PIK interest	—	—	$—	—
Net accretion/amortization of discounts/premiums	284	117	607	191
Total interest on debt securities	$7,442	$1,960	$13,259	$3,614
Dividend income	—	—	—	37
Fee income	303	17	658	17
Total investment income	$7,745	$1,977	$13,917	$3,668
The increase in investment income was driven by (i) the growth in the size of our portfolio and (ii) an increase in the yield on our portfolio of investments. For the three and six months ended June 30, 2017, average investments at cost was $350.3 million and $324.5 million, respectively. For the three and six months ended June 30, 2016, average investments at cost was $120.8 million and $108.5 million, respectively.
For the three and six months ended June 30, 2017, yield on investments at cost was 8.8% and 8.6%, respectively. For the three and six months ended June 30, 2016, yield on investments at cost was 6.4% and 6.8%, respectively.
For the six months ended June 30, 2016, dividend income consisted of PIK dividends on one preferred stock investment. The issuer of the preferred stock ceased paying preferred dividends beginning in April 2016.

Our fee income is comprised of the following fee classifications and is considered nonrecurring income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Structuring fees	$82	$—	$315	$—
Amendment/consent fees	99	15	195	15
Commitment fees/other	122	2	148	2
Total fee income	$303	$17	$658	$17
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on a fund metric such as total assets, total net assets or total borrowings. Performance dependent expenses fluctuate independent of our size. Our period over period change in operating expenses is driven primarily by an increase in our variable expenses, as a result of an increase in our total assets and total borrowings, and our performance dependent expenses. Changes in our performance dependent expenses were driven by an overall change in net realized and unrealized gains. Increases in our fixed operating expenses year over year were mainly the result of an increase in independent trustees fees. The increase in independent trustees fees was driven by an increase in the number of meetings associated with the review of co-investment originated transactions.The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed operating expenses:
Related party reimbursements	$113	$90	$223	$188
Trustees fees	148	86	260	163
Professional services fees	226	274	536	559
Insurance	35	36	70	72
Other expenses	35	10	56	31
Total fixed operating expenses	557	496	1,145	1,013

Variable operating expenses:
Interest expense	1,607	502	3,104	930
Administrative services	52	25	97	50
Investment advisory fee	1,977	660	3,634	1,117
Custody services	43	15	44	29
Organization expenses	—	206	—	228
Total variable operating expenses	3,679	1,408	6,879	2,354

Performance dependent expenses:
Performance-based incentive fee	(46)	—	419	—
Total performance dependent expenses	(46)	—	419	—

Total operating expenses	$4,190	$1,904	$8,443	$3,367

The composition of our administrative and professional services fees for the three and six months ended June 30, 2017 and June 30, 2016 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accounting services	$23	$11	$44	$21
Administration services	23	11	44	21
Independent pricing services	6	3	9	8
Total administrative services	$52	$25	$97	$50

Audit services	$124	$123	$246	$246
Chief compliance officer services	14	12	29	25
Internal audit services	24	25	48	25
Tax consulting services	11	4	21	8
Third-party valuation services	68	10	90	53
Legal services	(15)	100	102	202
Total professional services fees	$226	$274	$536	$559
The composition of our interest expense for the three and six months ended June 30, 2017 and June 30, 2016, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stated interest expense	$1,385	$335	$2,541	$649
Unused/undrawn fees	103	56	326	56
Amortization of deferred financing costs	119	111	237	225
Total interest expense	$1,607	$502	$3,104	$930
Annualized weighted average interest rate (1)	3.9%	3.1%	3.8%	3.1%
Average borrowings	$144,000	$44,000	$136,286	$41,857
______________________

(1)	Calculated as the annualized amount of the stated interest expense over the average borrowings.
Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 3.92% as of June 30, 2017. Interest expense in the table above also includes all applicable undrawn fees and unused commitment fees as described in Note 7. Borrowings.
Net Realized Gain (Loss)
For the three months ended June 30, 2017, we had dispositions and principal repayments of $41.7 million, resulting in net realized gains of $1.6 million. For the six months ended June 30, 2017, we had dispositions and principal repayments of $76.1 million, resulting in net realized gains of $2.5 million.
For the three months ended June 30, 2016, we had dispositions and principal repayments of $15.8 million, resulting in net realized losses of $(0.1) million. For the six months ended June 30, 2016, we had dispositions and principal repayments of $23.6 million, resulting in net realized gains of less than $0.1 million.
For the three and six months ended June 30, 2017 and June 30, 2016, the components of total realized gains (losses) were comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investments	$1,569	$(103)	$2,530	$7
Derivative instruments	(841)	—	(619)	—
Foreign currency transactions	(59)	—	(111)	—
Net realized gains (losses)	$669	$(103)	$1,800	$7

Changes in Unrealized Appreciation and Depreciation
For the three and six months ended June 30, 2017 and June 30, 2016, the components of total net changes in unrealized appreciation and depreciation were comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investments	$(958)	$1,823	$376	$1,260
Derivative instruments	33	—	(160)	—
Net change in unrealized appreciation (depreciation)	$(925)	$1,823	$216	$1,260
For the three and six months ended June 30, 2017 and June 30, 2016, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized appreciation on investments (1)	$2,320	$2,016	$3,451	$3,319
Unrealized depreciation on investments (1)	(3,278)	(193)	(3,075)	(2,059)
Total net change in unrealized appreciation (depreciation) on investments	$(958)	$1,823	$376	$1,260

Unrealized appreciation on Level 3 investments	$1,546	$—	$1,768	$17
Unrealized depreciation on Level 3 investments	(1,006)	(318)	(424)	(1,263)
Total net change in unrealized appreciation (depreciation) on Level 3 investments	$540	$(318)	$1,344	$(1,246)
__________________

(1)	Amount is net of any reclassification of realized gain or loss on investment.
Cash Flows for the Six Months Ended June 30, 2017 and June 30, 2016
For the six months ended June 30, 2017 and June 30, 2016, net cash used in operating activities was $91.7 million and $55.4 million, respectively, which was concentrated in the acquisition of investments, net of sales and paydowns.
Net cash provided by financing activities during the six months ended June 30, 2017 was $87.0 million, which primarily consisted of equity capital raise of $68.8 million, and credit facility borrowings of $24.0 million.
Net cash provided by financing activities during the six months ended June 30, 2016 was $69.7 million, which primarily consisted of equity capital raise of $50.3 million and credit facility borrowings of $20.0 million.

Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested $25.0 million at $9.00 per share, have seen a cumulative 3.99% increase in the value of their investment, or an annualized return of 1.55%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the six months ended June 30, 2017 and June 30, 2016, and the period from commencement to June 30, 2017. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results.

		Total Investment Return-Net Asset Value(1)
		Six Months Ended June 30,		Since Commencement
Company	Date Operations Commenced (2)	2017	2016	Cumulative	Annualized
Carey Credit Income Fund	December 19, 2014	3.48%	1.64%	3.99%	1.55%
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
The following table reflects the sources of the cash distributions that the Master Fund has paid on its Common Shares during the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	For the Six Months Ended June 30
	2017		2016
Source of Distribution (1)	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income	$5,474	94.5%	$301	86.0%
Book to tax differences	(151)	(2.6)	49	14.0
Short-term capital gains	469	8.1	—	—
Long-term capital gains	—	—	—	—
Other (2)	—	—	—	—
Total Taxable Income	$5,792	100.0%	$350	100.0%
_____________________

(1)
Source of distribution is calculated annually on a tax basis. Amounts shown in this Report are estimates and the final conclusion of the Master Fund's sources of distribution will be determined at year end and disclosed in the Master Fund's Form 10-K

(2)	Other may include, but is not limited to, borrowings and offering proceeds.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2017, we had thirteen unfunded commitments totaling $12.7 million as compared to eight unfunded commitments totaling $11.7 million as of December 31, 2016. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include: (i) the incremental sale of our Shares to related party feeder funds, (ii) incremental borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from investment in portfolio companies, and (iv) principal repayments and sale proceeds from our investments. As of April 28, 2017, CCIF 2016T closed its public offering and therefore additional capital contributions from this feeder fund will be limited to excess capital from its distribution reinvestment program, if any. In connection with WPC's plan to exit all non-traded retail fundraising activities effective on June 30, 2017, our ability to raise equity capital through our affiliated feeder funds will be dependent on the appointment of a successor dealer manager for active and future feeder funds.
Our primary uses of cash may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders, and (v) periodic repurchases of our Shares pursuant to our share repurchase program.
As of June 30, 2017 we had $21.5 million of cash (including restricted cash) on hand and approximately $25.0 million of unused borrowing capacity to cover $12.7 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (dollars in thousands):

	June 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal	$150,000	$—	$150,000	$—	$—
Interest on borrowings (1)(2)	14,674	5,958	8,716	—	—
Undrawn fees (1)	—	—	—	—	—
Unused fee commitment	371	254	117	—	—
Total - Financings	$165,045	$6,212	$158,833	$—	$—

Feeder Fund Liquidity:
CCIF 2016T (3)	$160,394	$—	$—	$160,394	$—
CCIF-I (3)	40,687	—	—	—	40,687
Total Feeder Fund Liquidity	$201,081	$—	$—	$160,394	$40,687
________________

(1)
Interest on borrowings, undrawn fees, and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of June 30, 2017 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after June 30, 2017, would (i) increase interest expense and (ii) reduce undrawn and unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of June 30, 2017. The liquidity provisions for CCIF 2016T and CCIF-I stipulate that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of June 30, 2017, CCIF 2016T owned 64.5% of our Common Shares outstanding and CCIF-I owned 16.4% of the our Common Shares outstanding. The two initial investors accounted for the remaining 19.1% of our Common Shares outstanding.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Investments classified as Level 3 fair value	$223,748	$133,200
Total fair value of investment portfolio	$376,421	$275,084
Total assets	$400,757	$305,432
% of investment portfolio classified as Level 3 fair value	59.4%	48.4%
% of total assets classified as Level 3 fair value	55.8%	43.6%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2017 and December 31, 2016 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted since such amounts are directly determined by the estimated fair value of our assets. For instance, a 5% increase in the fair value of our Level 3 investments as of June 30, 2017, assuming all other estimates remain unchanged, would result in a $11.2 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to our Advisors, a $2.2 million increase in performance-based incentive fee recorded on the statement of operations, a $8.8 million net increase in net assets resulting from operations, a $0.34 increase in earnings per Common Share, and a $0.30 increase in net asset value per Common Share. Comparatively, a 5% increase in the fair value of our Level 3 investments as of December 31, 2016, assuming all other estimates remain unchanged, would result in a $6.7 million increase in net change in unrealized appreciation on investments, a $0.1 million increase in the investment advisory fee payable to our Advisors, a $1.3 million increase in performance-based incentive fee recorded on the statement of operations, a $5.2 million net increase in net assets resulting from operations, a $0.42 increase in earnings per Common Share, and a $0.25 increase in net asset value per Common Share.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of June 30, 2017 and December 31, 2016, we had borrowed $150.0 million and $126.0 million, respectively, such amounts are due and payable no later than December 17, 2019. See Note 7. Borrowings.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 90.4% of our debt investments, or $339.7 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3 Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our variable rate debt investments, (ii) value declines for fixed rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 6. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of June 30, 2017, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) annualized interest expense associated with our floating rate credit facility, and (iii) the annualized net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

Basis Points (bps) Increase	Annualized Interest Income	Annualized Interest Expense	Annualized Net Increase
+50 bps	$1,690	$750	$940
+100 bps	3,380	1,500	1,880
+150 bps	5,070	2,250	2,820
+200 bps	6,761	3,000	3,761
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of  August 4, 2017, neither we, nor any of our subsidiaries, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
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
Item 1A. Risk Factors.
As of June 30, 2017, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 21, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	None.
Item 3. Defaults Upon Senior Securities.
(a) None.
(b) Not applicable.
Item 5. Other Information.
On May 30, 2017, we reported that Mr. Mark M. Goldberg informed WPC of his intended resignation, effective as of July 10, 2017, from his positions with (i) WPC, the ultimate parent of our Advisor , (ii) President of the Master Fund and each of its feeder funds, and (iii) President of Carey Credit Advisors, to pursue other interests. The effective resignation date was subsequently revised to June 19, 2017. As of August 4, 2017, our President position was vacant.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND

Date:	August 11, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2017	By:	/s/ Paul S. Saint-Pierre
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

10.3
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Form 10 as filed on May 12, 2017.)

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