Form 10-Q
period 2017-09-30
GUGGENHEIM CREDIT INCOME FUND
filed 2017-11-07
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01117
GUGGENHEIM CREDIT INCOME FUND
(Formerly CAREY CREDIT INCOME FUND)
(Exact name of registrant as specified in its charter)

Delaware	47-2039472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 739-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 1, 2017 was 29,151,096.

GUGGENHEIM CREDIT INCOME FUND

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on March 21, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to “Note” or “Notes” throughout this Report refer to the notes to the consolidated financial statements of the registrant in Part I. Item 1. Consolidated Financial Statements (unaudited).
Unless otherwise noted, the terms “we,” “us,” “our,” and “Master Fund” refer to Guggenheim Credit Income Fund (formerly Carey Credit Income Fund). All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments at fair value (amortized cost of $377,494 and $272,996, respectively)	$381,054	$275,084
Cash	5,556	6,593
Restricted cash	16,317	19,575
Collateral deposits for foreign currency forward contracts	400	—
Deferred offering costs	—	68
Interest and dividend income receivable	2,838	1,557
Principal receivable	113	2,521
Advisor transition costs reimbursement receivable	280	—
Unrealized appreciation on foreign currency forward contracts	9	—
Prepaid and deferred expenses	23	34
Total assets	$406,590	$305,432

Liabilities
Credit facility payable, net of financing costs	$148,865	$124,505
Payable for investments purchased	4,930	1,093
Accrued investment advisory fee	617	489
Accrued performance-based incentive fee	1,156	536
Unrealized depreciation on foreign currency forward contracts	394	8
Payable to related party	25	33
Trustees fees payable	50	—
Accrued professional services fees	537	436
Accrued advisor transition costs	333	—
Accounts payable, accrued expenses and other liabilities	316	266
Total liabilities	157,223	127,366
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$249,367	$178,066

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 29,151,096 and 21,016,797 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$29	$21
Paid-in-capital in excess of par value	245,788	176,411
Accumulated distributions in excess of net investment income	(1,501)	(445)
Accumulated undistributed net realized gain	1,876	—
Net unrealized appreciation	3,175	2,079
Net assets	$249,367	$178,066
Net asset value per Common Share	$8.55	$8.47
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income	$8,318	$3,503	$21,577	$7,117
Dividend income	—	—	—	37
Fee income	13	204	671	221
Total investment income	8,331	3,707	22,248	7,375
Operating expenses
Interest expense	1,703	998	4,807	1,928
Administrative services	44	32	141	82
Related party reimbursements	105	98	328	286
Investment advisory fee	1,986	1,025	5,620	2,142
Performance-based incentive fee	201	43	620	43
Custody services	24	18	68	47
Trustees fees	112	101	372	264
Professional services fees	229	253	765	812
Insurance	36	35	106	107
Organizational expenses	—	—	—	228
Advisor transition costs	662	—	662	—
Other expenses	29	21	85	52
Total expenses before advisor transition costs reimbursement	5,131	2,624	13,574	5,991
Reimbursement of advisor transition costs	(662)	—	(662)	—
Total expenses	4,469	2,624	12,912	5,991
Net investment income	3,862	1,083	9,336	1,384
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	491	467	3,021	474
Foreign currency forward contracts	(410)	—	(1,029)	—
Foreign currency transactions	(5)	—	(116)	—
Net realized gains	76	467	1,876	474
Net change in unrealized appreciation (depreciation) on:
Investments	1,097	4,131	1,473	5,391
Foreign currency forward contracts	(217)	—	(377)	—
Net change in unrealized appreciation	880	4,131	1,096	5,391
Net realized and unrealized gains	956	4,598	2,972	5,865
Net increase in net assets resulting from operations	$4,818	$5,681	$12,308	$7,249
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.13	$0.08	$0.35	$0.14
Earnings per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.16	$0.40	$0.46	$0.71
Weighted average Common Shares outstanding (basic and diluted)	29,214,286	14,367,189	26,976,497	10,219,786
Distributions per Common Share	$0.16	$0.17	$0.38	$0.22
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share amounts)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income	$9,336	$1,384
Net realized gains	1,876	474
Net change in unrealized appreciation	1,096	5,391
Net increase in net assets resulting from operations	12,308	7,249
Shareholder distributions:
Distributions from net investment income	(9,336)	(1,399)
Distributions in excess of net investment income	(1,056)	(1,707)
Net decrease in net assets resulting from shareholder distributions	(10,392)	(3,106)
Capital share transactions:
Issuance of Common Shares	70,676	88,869
Repurchase of Common Shares	(1,291)	—
Net increase in net assets resulting from capital share transactions	69,385	88,869
Total increase in net assets	71,301	93,012
Net assets at beginning of period	178,066	46,704
Net assets at end of period	$249,367	$139,716
Capital share activity:
Common Shares outstanding at the beginning of the period	21,016,797	5,840,060
Common Shares issued from subscriptions	8,285,299	10,980,584
Repurchase of Common Shares outstanding	(151,000)	—
Common Shares outstanding at the end of the period	29,151,096	16,820,644
Accumulated distributions in excess of net investment income	$(1,501)	$(1,707)
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net increase in net assets resulting from operations	$12,308	$7,249
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(169)	(37)
Amortization of premium/accretion on investments, net	(941)	(393)
Proceeds from sales of investments	51,037	37,488
Proceeds from paydowns on investments	55,061	22,154
Purchase of investments	(206,464)	(195,614)
Net realized gain on investments	(3,021)	(474)
Net change in unrealized appreciation on investments	(1,473)	(5,391)
Net change in unrealized depreciation on foreign currency forward contracts	377	—
Amortization of deferred financing costs	360	342
(Increase) decrease in operating assets:
Deferred offering costs	68	—
Interest and dividend income receivable	(1,281)	(842)
Principal receivable	2,408	23
Advisor transition costs reimbursement receivable	(280)	—
Prepaid and deferred expenses	11	(119)
Increase (decrease) in operating liabilities:
Payable for investments purchased	3,837	(4,230)
Accrued investment advisory fee	128	206
Accrued performance-based incentive fee	620	43
Payable to related party	(8)	19
Accrued professional services fees	101	212
Trustees fees payable	50	45
Accrued advisor transition costs	333	—
Accounts payable, accrued expenses and other liabilities	50	79
Net cash used in operating activities	(86,888)	(139,240)
Financing activities
Issuance of Common Shares	70,676	88,869
Repurchase of Common Shares	(1,291)	—
Credit facility borrowings	24,000	58,000
Payment of financing costs	—	(219)
Distributions paid	(10,392)	(3,106)
Net cash provided by financing activities	82,993	143,544

Net increase (decrease) in restricted and unrestricted cash	(3,895)	4,304
Restricted and unrestricted cash, beginning of period	26,168	9,925
Restricted and unrestricted cash, end of period	$22,273	$14,229
Reconciliation of restricted and unrestricted cash
Cash	5,556	5,464
Restricted cash	16,317	8,765
Collateral deposits for foreign currency forward contracts	400	—
Total restricted and unrestricted cash	$22,273	$14,229
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,360	$1,468
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 152.6%
Aerospace & Defense
Advanced Integration Technology	(15)	Senior Secured Loans - First Lien	L+4.75%	5.99%	4/3/2023	8,915	$8,784	$8,893	3.6%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.49%	6/14/2021	3,488	3,458	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.06%	9/8/2023	3,960	3,921	3,940	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.06%	9/6/2024	4,000	3,873	3,878	1.5%
							7,794	7,818	3.1%
Total Aerospace & Defense							20,036	20,111	8.1%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+7.00%	8.33%	11/10/2023	11,910	11,506	12,104	4.8%

Express Oil	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.07%	6/14/2024	2,368	2,317	2,317	0.9%
Express Oil (Delayed Draw)	(12)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.07%	6/14/2024	779	771	761	0.3%
Express Oil (Revolver)	(8)(12)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	6/14/2022	—	(29)	(28)	—%
							3,059	3,050	1.2%

Humanetics	(15)	Senior Secured Loans - First Lien	L+6.00%	7.24%	7/12/2022	8,543	8,344	8,402	3.4%
Humanetics (Revolver)	(8)(12)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	7/12/2022	—	(9)	(48)	—%
							8,335	8,354	3.4%

Mavis Tire Supply LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.49%	11/2/2020	2,933	2,905	2,907	1.2%
Total Automotive							25,805	26,415	10.6%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.25%	8/8/2021	2,545	2,463	2,523	1.0%
Integro Insurance Brokers	(15)	Senior Secured Loans - First Lien	L+5.75%	6.83%	10/28/2022	1,002	972	999	0.4%
Total Banking, Finance, Insurance & Real Estate							3,435	3,522	1.4%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	3/14/2024	£10,000	12,144	13,057	5.2%

Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.24%	7/29/2022	6,809	6,723	6,726	2.7%
Blue Harvest Fisheries	(14)(15)	Subordinated Debt	N/A	10.00%	7/29/2022	357	354	356	0.2%
							7,077	7,082	2.9%

Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.75%	5.99%	6/22/2022	4,038	3,974	4,094	1.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
CTI Foods		Senior Secured Loans - Second Lien	L+7.25%	8.49%	6/28/2021	5,000	4,689	4,069	1.6%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.80%	3/31/2023	1,000	991	991	0.4%

Parts Town, LLC	(15)	Senior Secured Loans - First Lien	L+6.50%	7.74%	6/23/2022	6,930	6,930	6,930	2.8%
Parts Town, LLC	(15)	Senior Secured Loans - First Lien	L+6.50%	7.74%	6/23/2022	1,493	1,479	1,493	0.6%
Parts Town, LLC (Revolver)	(8)(12)(15)(13)	Senior Secured Loans - First Lien	L+6.50%	7.74%	6/23/2022	800	717	718	0.3%
							9,126	9,141	3.7%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	6.75%	5/1/2019	3,625	3,514	3,576	1.4%
Total Beverage, Food & Tobacco							41,515	42,010	16.8%
Capital Equipment
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	5.98%	6/1/2023	625	619	619	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	2,000	2,000	2,075	0.8%
Total Capital Equipment							2,619	2,694	1.1%
Chemicals, Plastics & Rubber
Ilpea Parent Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.74%	3/31/2023	5,863	5,782	5,885	2.4%
Total Chemicals, Plastics & Rubber							5,782	5,885	2.4%
Construction & Building
CH2M	(15)	Senior Secured Bonds	N/A	10.00%	4/28/2020	12,000	12,000	13,020	5.2%
Fiber Composites, LLC	(14)(15)(20)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,458	5,333	5,453	2.2%

GAL Manufacturing	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.58%	6/26/2023	5,553	5,461	5,461	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.58%	6/26/2024	6,000	5,873	5,870	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.58%	6/26/2022	60	8	8	—%
							11,342	11,339	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.49%	7/18/2025	6,000	5,895	5,970	2.4%
SRS Distribution Inc.		Senior Secured Loans - Second Lien	L+8.75%	9.99%	2/24/2023	6,790	6,710	6,985	2.8%
Total Construction & Building							41,280	42,767	17.2%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.08%	4/30/2021	4,758	4,709	4,716	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.01%	4/30/2021	923	911	915	0.4%
							5,620	5,631	2.3%
Total Consumer Goods: Non-Durable							5,620	5,631	2.3%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.99%	9/23/2021	5,526	5,014	5,511	2.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	5.83%	5/26/2023	2,974	2,946	2,978	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.83%	11/26/2023	3,000	2,957	3,004	1.2%
							5,903	5,982	2.4%
Total Containers, Packaging & Glass							10,917	11,493	4.6%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,153	2,990	1.2%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.50%	5/1/2021	1,650	1,646	1,601	0.6%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,950	2,867	2,862	1.1%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,766	1,785	0.7%
							6,279	6,248	2.4%

Moss Creek Resources	(13)(15)	Senior Unsecured Debt	L+8.00%	9.50%	3/29/2022	9,333	9,139	9,217	3.7%
Penn Virginia	(11)(12)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.34%	9/29/2022	3,000	2,940	2,940	1.2%
Total Energy: Oil & Gas							21,511	21,395	8.5%
Healthcare & Pharmaceuticals
Alltech	(15)	Subordinated Debt	L+7.25%	8.49%	7/9/2023	14,376	14,198	14,203	5.7%
Alltech	(15)	Subordinated Debt	L+7.25%	8.25%	7/9/2023	€601	619	702	0.3%
							14,817	14,905	6.0%

Hanger, Inc.	(11)(15)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,950	4,150	1.6%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.30%	8/15/2023	8,000	7,861	7,908	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.33%	8/15/2023	4,000	3,947	3,954	1.6%
							11,808	11,862	4.8%
Total Healthcare & Pharmaceuticals							30,575	30,917	12.4%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	7.74%	8/24/2022	7,660	7,482	7,774	3.1%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.29%	1/26/2023	£5,989	7,378	7,920	3.2%
Total Hotel, Gaming & Leisure							14,860	15,694	6.3%

Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.05%	9/9/2022	6,930	6,861	6,863	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	N/A	8/10/2021	—	(100)	(99)	—%
							6,761	6,764	2.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Dominion Web Solutions	(15)	Senior Secured Loans - First Lien	L+6.25%	7.48%	6/15/2024	5,640	5,640	5,546	2.2%
Dominion Web Solutions (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.25%	N/A	6/15/2023	—	(49)	(49)	—%
							5,591	5,497	2.2%
Total Media: Advertising, Printing & Publishing							12,352	12,261	4.9%
Media: Broadcasting & Subscription
ProQuest LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.24%	12/15/2022	787	772	764	0.3%
Total Media: Broadcasting & Subscription							772	764	0.3%
Metals & Mining
New Day Aluminum LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	23	1	14	—%
Total Metals & Mining							1	14	—%
Retail
Belk Inc.		Senior Secured Loans - First Lien	L+4.75%	6.05%	12/12/2022	2,281	2,077	1,919	0.8%
Blue Nile Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.83%	2/17/2023	11,850	11,522	11,909	4.8%

Med Intermediate (MyEyeDr)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.49%	8/14/2021	4,804	4,766	4,837	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(12)(15)	Senior Secured Loans - First Lien	L+6.25%	7.49%	8/16/2021	139	116	150	0.1%
Med Intermediate (MyEyeDr) (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.49%	8/16/2021	1,256	1,241	1,265	0.5%
							6,123	6,252	2.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.80%	6/23/2022	4,455	4,394	4,455	1.8%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.79%	6/23/2022	375	375	375	0.1%
							4,769	4,830	1.9%

Toys R Us (DIP)	(12)(13)	Senior Secured Loans - First Lien	L+6.75%	8.07%	1/22/2019	2,000	1,990	2,040	0.8%
Total Retail							26,481	26,950	10.8%
Technology
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	5.99%	1/30/2021	998	988	999	0.4%

Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.82%	3/18/2022	742	722	736	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.81%	1/31/2023	6,000	5,546	5,625	2.2%
							6,268	6,361	2.5%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.55%	2/28/2022	7,144	6,982	7,105	2.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Alegeus Technology LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.26%	4/28/2023	998	988	988	0.4%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.22%	6/2/2024	£2,300	2,912	3,023	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.24%	3/20/2025	3,000	2,970	3,035	1.2%

Cvent, Inc.		Senior Secured Loans - First Lien	L+4.00%	5.24%	11/29/2023	5,373	5,320	5,440	2.2%
Cvent, Inc.	(15)	Senior Secured Loans - Second Lien	L+10.00%	11.24%	5/29/2024	5,385	5,101	5,204	2.1%
							10,421	10,644	4.3%

Epicor Software Cop.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,881	4,885	2.0%
Greenway Health, LLC		Senior Secured Loans - First Lien	L+4.25%	5.58%	2/16/2024	7,980	7,906	8,020	3.2%

Lytx, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	7.99%	8/31/2023	6,632	6,474	6,470	2.6%
Lytx, Inc. (Revolver)	(8)(12)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(45)	(45)	—%
							6,429	6,425	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.23%	12/2/2022	976	966	971	0.4%
Ministry Brands (Delayed Draw)	(8)(12)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.20%	12/2/2022	519	516	515	0.2%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	P+5.00%	8.25%	12/2/2022	53	53	53	—%
							1,535	1,539	0.6%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.09%	12/20/2021	7,179	7,150	7,150	2.9%
Onyx CenterSource (Revolver)	(8)(12)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.09%	12/20/2021	44	3	9	—%
							7,153	7,159	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.49%	1/18/2023	4,366	4,306	4,308	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	10.99%	7/27/2023	4,388	4,324	4,329	1.7%
							8,630	8,637	3.4%

PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	9.84%	6/12/2023	5,794	5,694	5,694	2.3%
PluralSight Holdings (Revolver)	(8)(12)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	N/A	6/12/2022	—	(30)	(29)	—%
							5,664	5,665	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.80%	4/3/2023	5,686	5,633	5,633	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.80%	10/17/2023	6,000	5,951	5,951	2.4%
							11,584	11,584	4.7%
Total Technology							85,311	86,069	34.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Telecommunications
Eco-Site (Delayed Draw)	(8)(12)(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.29%	2/3/2022	9,643	9,472	9,450	3.8%
Total Telecommunications							9,472	9,450	3.8%
Utilities: Electric
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	9.98%	2/25/2025	6,000	5,880	5,970	2.4%
Moxie Liberty LLC		Senior Secured Loans - First Lien	L+6.50%	7.83%	8/21/2020	2,959	2,902	2,646	1.1%
Moxie Patriot LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	7.08%	12/21/2020	631	612	590	0.2%
MRP Generation Holdings LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.33%	10/18/2022	4,950	4,691	4,678	1.9%
Panda Hummel LLC		Senior Secured Loans - First Lien	L+6.00%	7.24%	10/27/2022	655	634	606	0.2%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,108	2,076	2,075	0.8%
Total Utilities: Electric							16,795	16,565	6.6%
Total Debt Investments							$375,139	$380,607	152.6%

Equity investments - 0.2%
Beverage, Food & Tobacco
Blue Harvest Fisheries (Closed End Units)	(13)(15)(17)	Equity and Other	N/A	N/A		—	$13	$13	—%
Total Beverage, Food & Tobacco							13	13	—%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251	$1,886	$—	—%
SandRidge Energy Inc. (Common Equity)	(11)(13)(17)	Equity and Other	N/A	N/A		22	456	434	0.2%
Total Energy: Oil & Gas							2,342	434	0.2%
Total Equity Investments							$2,355	$447	0.2%

Total Investments - 152.8%	(19)						$377,494	$381,054	152.8%

September 30, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts (19)
JPMorgan Chase Bank	10/12/2017	$713	€595	$—	$9	—%
JPMorgan Chase Bank	10/12/2017	$23,810	€18,056	—	$(394)	(0.2)%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate denoted as "P". Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. Unless otherwise noted the base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of September 30, 2017, LIBO rates ranged between 1.23% for 1-month LIBOR to 1.33% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at September 30, 2017.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in thousands of U.S. Dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in thousands of U.S. Dollars.

(8)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of September 30, 2017 (see Note 8. Commitments and Contingencies).

(9)
The preferred stock investment contains a payment-in-kind ("PIK") provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities in the initial three year period after issuance. Since the initial investment date through March 2016, all dividend payments have been paid with the issuance of additional shares of preferred stock. The security issuer ceased paying PIK dividends in April 2016.

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of September 30, 2017, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of September 30, 2017.

(13)	Security or portion thereof was not pledged as collateral supporting the amounts outstanding under a credit facility as of September 30, 2017; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. Unless otherwise noted, interest rate is comprised entirely of PIK.

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)
Investment was on non-accrual status as of September 30, 2017, meaning that the Company has ceased recognizing interest income on this investment. As of September 30, 2017, debt investments on non-accrual status represented 0.8% and 0.8% of total investments on an amortized cost basis and fair value basis, respectively.

(17)	Non-income producing security.

(18)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(19)
As of September 30, 2017, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $7.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $3.8 million; the net unrealized appreciation was $3.2 million; the aggregate cost of securities for Federal income tax purposes was $377.5 million.

(20)	Interest rate is currently composed of 12.5% cash and 0% PIK. The portfolio company may elect PIK up to 1%.

(21)	Interest rate is currently composed of 4% cash and 6% PIK. The portfolio company may elect PIK up to 6%.

(22)	Interest rate is currently composed of 0% cash and 16% PIK. In year three, the PIK portion of the investment increases to 20%.
Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 154.3%
Aerospace & Defense
Advanced Integration Technology		Senior Secured Loans - First Lien	L+5.50%	6.50%	7/22/2021	7,980	$7,757	$8,020	4.5%

National Technical Systems, Inc.	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/14/2021	4,092	4,052	3,990	2.2%
National Technical Systems, Inc. (Delayed Draw)	(8)(17)(20)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/11/2021	765	—	(19)	—%
							4,052	3,971	2.2%

StandardAero		Subordinated Debt	N/A	10.00%	7/15/2023	2,380	2,367	2,505	1.4%

Tronair Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/8/2023	3,960	3,922	3,940	2.2%
Tronair Inc.	(17)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	9/6/2024	4,000	3,864	3,864	2.2%
							7,786	7,804	4.4%
Total Aerospace & Defense							21,962	22,300	12.5%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+7.00%	8.00%	11/10/2023	12,000	11,580	11,760	6.7%
BBB Industries, Inc.	(17)	Senior Secured Loans - First Lien	L+5.00%	6.00%	11/3/2021	4,975	4,871	4,984	2.8%

Humanetics	(12)(17)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/12/2022	8,605	8,380	8,441	4.7%
Humanetics (Revolver)	(8)(12)(13)(17)(20)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/12/2022	400	(10)	(8)	—%
							8,370	8,433	4.7%

Mavis Tire Supply LLC	(17)	Senior Secured Loans - First Lien	L+5.25%	6.25%	11/2/2020	2,955	2,921	2,923	1.6%
Total Automotive							27,742	28,100	15.8%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(17)	Senior Secured Loans - First Lien	L+5.00%	6.00%	8/8/2021	3,120	3,076	3,077	1.7%
C-III Capital Partners	(11)(17)	Senior Secured Loans - First Lien	L+7.92%	8.92%	8/8/2021	4,680	4,504	4,507	2.5%
							7,580	7,584	4.2%

Integro Insurance Brokers		Senior Secured Loans - First Lien	L+5.75%	6.75%	10/28/2022	2,771	2,674	2,743	1.5%
Integro Insurance Brokers (Delayed Draw)		Senior Secured Loans - First Lien	L+5.75%	6.50%	10/7/2022	150	145	149	0.1%
							2,819	2,892	1.6%
Total Banking, Finance, Insurance & Real Estate							10,399	10,476	5.8%
Beverage, Food & Tobacco
Blue Harvest Fisheries	(17)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/29/2022	6,866	6,769	6,770	3.8%
Blue Harvest Fisheries	(13)(15)(17)	Subordinated Debt	N/A	10.00%	8/17/2036	337	337	337	0.2%
							7,106	7,107	4.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Bumble Bee Seafoods	(13)(15)	Subordinated Debt	N/A	9.63%	3/15/2018	1,240	1,231	1,206	0.7%

Chefs' Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	6/22/2022	3,893	3,830	3,919	2.2%
Chefs' Warehouse, Inc.(Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	6/22/2022	179	169	181	0.1%
							3,999	4,100	2.3%

CTI Foods		Senior Secured Loans - Second Lien	L+7.25%	8.25%	6/28/2021	5,000	4,640	4,550	2.6%
Give & Go Prepared Foods Corp.	CN(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/12/2023	7,980	7,829	8,010	4.5%
KeHE Distributors, LLC		Senior Secured Bonds	N/A	7.63%	8/15/2021	500	494	497	0.3%

Parts Town, LLC	(17)	Senior Secured Loans - First Lien	L+6.50%	7.50%	6/23/2022	6,983	6,983	6,983	3.9%
Parts Town, LLC (Revolver)	(8)(13)(14)(17)	Senior Secured Loans - First Lien	P+5.50%	7.50%	6/23/2022	1,000	5	5	—%
							6,988	6,988	3.9%

Reddy Ice	(14)	Senior Secured Loans - First Lien	L+5.50%	6.75%	5/1/2019	3,654	3,493	3,584	2.0%
Total Beverage, Food & Tobacco							35,780	36,042	20.3%
Construction & Building
Fiber Composites LLC	(15)(17)(22)	Senior Unsecured Debt	12.50%	12.50%	6/29/2022	5,430	5,321	5,410	3.0%
Generation Brands		Senior Secured Loans - First Lien	L+5.00%	6.00%	6/7/2022	4,975	4,930	4,997	2.8%
SiteOne Landscape Supply, Inc.		Senior Secured Loans - First Lien	L+4.50%	5.50%	4/29/2022	4,963	4,914	5,012	2.8%
SRS Distribution Inc.		Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/24/2023	5,000	4,907	5,167	2.9%
Total Construction & Building							20,072	20,586	11.5%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(17)	Senior Secured Loans - First Lien	L+6.00%	7.00%	4/30/2021	4,925	4,865	4,872	2.7%
Implus Footcare, LLC	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	4/30/2021	955	941	953	0.5%
							5,806	5,825	3.2%
Total Consumer Goods: Non-Durable							5,806	5,825	3.2%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/23/2021	5,960	5,310	5,766	3.2%
Pelican Products, Inc.		Senior Secured Loans - First Lien	L+4.25%	5.25%	4/10/2020	5,018	4,833	5,002	2.8%
Total Containers, Packaging & Glass							10,143	10,768	6.0%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(17)(18)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,152	3,023	1.7%

Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.50%	5/1/2021	350	330	347	0.2%
Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	1,800	1,707	1,782	1.0%
Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,355	1,254	1,331	0.7%
							3,291	3,460	1.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

SandRidge Energy Inc.	(11)(13)	Subordinated Debt	N/A	—%	10/3/2020	226	254	282	0.2%
Total Energy: Oil & Gas							6,697	6,765	3.8%
Healthcare & Pharmaceuticals
Alltech	(16)(17)	Subordinated Debt	L+6.75%	7.75%	7/9/2023	15,003	14,799	14,805	8.3%
American Academy Holdings, LLC	(17)	Senior Secured Loans - First Lien	L+5.25%	6.25%	5/17/2021	4,484	4,444	4,445	2.5%
Hanger, Inc.	(11)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,929	4,000	2.2%
WIRB-Copernicus Group	(17)	Senior Secured Loans - Second Lien	L+9.00%	10.00%	8/12/2022	8,000	7,850	7,849	4.4%
Total Healthcare & Pharmaceuticals							31,022	31,099	17.4%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/24/2022	6,517	6,330	6,574	3.7%
Bay Club Company (Bridge Loan)		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/24/2017	1,450	1,430	1,443	0.8%
							7,760	8,017	4.5%
Total Hotel, Gaming & Leisure							7,760	8,017	4.5%
Media: Advertising, Printing & Publishing
Dominion Marine Media	(17)	Senior Secured Loans - First Lien	L+5.75%	6.75%	9/9/2022	7,000	6,922	6,922	3.9%
Dominion Marine Media (Revolver)	(8)(12)(13)(17)(20)	Senior Secured Loans - First Lien	L+5.75%	6.75%	8/10/2021	1,000	(118)	(11)	—%
							6,804	6,911	3.9%
Total Media: Advertising, Printing & Publishing							6,804	6,911	3.9%
Media: Broadcasting & Subscription
ProQuest LLC		Senior Secured Loans - Second Lien	L+9.00%	10.00%	12/15/2022	1,312	1,286	1,273	0.7%
Media: Broadcasting & Subscription							1,286	1,273	0.7%
Metals & Mining
New Day Aluminum LLC	(15)(17)(23)	Senior Secured Bonds	N/A	10.00%	10/28/2020	24	—	24	—%
Total Metals & Mining							—	24	—%
Retail
Belk Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	12/12/2022	4,464	3,987	3,865	2.2%

Med Intermediate (MyEyeDr)	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/14/2021	4,841	4,796	4,803	2.7%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(12)(17)(20)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/16/2021	1,631	(24)	(13)	—%
Med Intermediate (MyEyeDr) (Term Loan B)	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/16/2021	1,269	1,248	1,256	0.7%
							6,020	6,046	3.4%

Pet Holdings ULC	CN(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	6/1/2023	4,489	4,419	4,506	2.5%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	6/1/2023	500	—	2	—%
							4,419	4,508	2.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Total Retail							14,426	14,419	8.1%
Services: Business
MDC Partners Inc.	(11)	Subordinated Debt	N/A	6.50%	5/1/2024	925	816	833	0.5%
Ryan LLC		Senior Secured Loans - First Lien	L+5.75%	6.75%	8/7/2020	1,989	1,966	1,978	1.1%
Total Services: Business							2,782	2,811	1.6%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.50%	1/31/2023	4,100	3,734	3,726	2.1%

Cvent, Inc.		Senior Secured Loans - First Lien	L+5.00%	6.00%	6/16/2023	5,400	5,340	5,468	3.1%
Cvent, Inc.	(17)	Senior Secured Loans - Second Lien	L+10.00%	11.00%	5/29/2024	5,385	5,070	5,184	2.9%
							10,410	10,652	6.0%

Epicor Software Corp.	(17)	Senior Secured Bonds	L+8.25%	9.25%	5/21/2023	5,000	4,869	4,885	2.7%
GlobalLogic Holdings Inc.		Senior Secured Loans - First Lien	L+4.50%	5.50%	6/30/2022	857	844	858	0.5%

Greenway Health, LLC		Senior Secured Loans - First Lien	L+5.00%	6.00%	11/4/2020	4,812	4,636	4,788	2.7%
Greenway Health, LLC		Senior Secured Loans - Second Lien	L+8.25%	9.25%	11/4/2021	5,000	4,791	4,875	2.7%
							9,427	9,663	5.4%

Onyx CenterSource	(17)	Senior Secured Loans - First Lien	L+6.75%	7.75%	12/20/2021	7,233	7,199	7,199	4.1%
Onyx CenterSource (Revolver)	(8)(13)(17)(20)	Senior Secured Loans - First Lien	L+6.75%	7.75%	12/20/2021	329	(41)	(2)	—%
							7,158	7,197	4.1%

Planview, Inc.	(17)	Senior Secured Loans - Second Lien	L+9.50%	10.50%	8/9/2022	8,000	7,848	7,852	4.4%
QLIK Technologies Inc.	(11)(17)	Senior Secured Loans - First Lien	L+8.25%	9.25%	8/22/2022	7,980	7,820	7,835	4.4%

TIBCO Software Inc.		Senior Secured Loans - First Lien	L+5.50%	6.50%	12/4/2020	1,714	1,721	1,724	1.0%
TIBCO Software Inc.		Subordinated Debt	N/A	11.38%	12/1/2021	660	670	660	0.4%
							2,391	2,384	1.4%
Total Technology							54,501	55,052	31.0%
Utilities: Electric
Moxie Liberty LLC		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2020	2,981	2,910	2,948	1.7%
Moxie Patriot LLC		Senior Secured Loans - First Lien	L+5.75%	6.75%	12/21/2020	636	613	633	0.4%
							3,523	3,581	2.1%

MRP Generation Holdings LLC	(11)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/18/2022	4,988	4,695	4,950	2.8%
Panda Hummel LLC		Senior Secured Loans - First Lien	L+6.00%	7.00%	10/27/2022	2,700	2,605	2,604	1.5%
Terraform Global Operating LLC	(11)	Senior Secured Bonds	N/A	9.75%	8/15/2022	3,000	2,890	3,202	1.8%
Total Utilities: Electric							13,713	14,337	8.2%

Total Debt Investments							$270,895	$274,805	154.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Equity Investments - 0.2%
Beverage, Food & Tobacco
Blue Harvest Fisheries (Closed End Units)	(13)(17)(19)	Equity and Other	N/A	N/A		—	13	13	—%
Total Beverage, Food & Tobacco							13	13	—%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(17)(19)	Equity and Other	N/A	8.00%		251	1,886	40	—%
SandRidge Energy Inc. (Common Equity)	(11)(13)(19)	Equity and Other	N/A	N/A		10	202	226	0.2%
Total Energy: Oil & Gas							2,088	266	—%

Total Equity Investments							$2,101	$279	—%

TOTAL INVESTMENTS - 154.5%	(21)						$272,996	$275,084	154.3%

December 31, 2016 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts (21)
JPMorgan Chase Bank	1/12/2017	$615	€592		$(8)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

(5)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2016.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in thousands of U.S. Dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in thousands of U.S. Dollars.

(8)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2016 (see Note 8. Commitments and Contingencies).

(9)
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

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2016, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of December 31, 2016.

(13)	Security or portion thereof was not pledged as collateral supporting the amounts outstanding under a credit facility as of December 31, 2016; (see Note 7. Borrowings).

(14)
The base interest rate on these investments, or a portion thereof, was based on PRIME rate, which as of December 31, 2016 was 3.75%. The current base interest rate for these investments may be different from the reference rate on December 31, 2016.

(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. Unless otherwise noted, interest rate is comprised entirely of PIK.

(16)	Investment or a portion thereof is denominated in a currency other than U.S. Dollars.

(17)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(18)
Investment was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2016, debt investments on non-accrual status represented 1.2% and 1.1% of total investments on an amortized cost basis and fair value basis, respectively.

(19)	Non-income producing security.

(20)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(21)
As of December 31, 2016, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $4.4 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $2.3 million; the net unrealized appreciation was $2.1 million, the aggregate cost of securities for Federal income tax purposes was $273.0 million.

(22)	Interest rate is currently composed of 12.5% cash and 0% PIK. The portfolio company may elect PIK up to 1%.

(23)	Interest rate is currently composed of 4% cash and 6% PIK. The portfolio company may elect PIK up to 6%
Abbreviations:
CN = Canada; UK = United Kingdom
PIK = Payment-In-Kind

See Unaudited Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund, formerly known as Carey Credit Income Fund, (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees (the "Board" or "Board of Trustees") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective September 11, 2017. As of September 30, 2017 Guggenheim serves as investment advisor pursuant to an interim investment advisory agreement which commenced on September 11, 2017. The Board set a shareholder meeting date of October 20, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of a new investment advisory agreement between Guggenheim and the Master Fund.
The Master Fund serves as the master fund in a master/feeder fund structure. The Master Fund issues its Common Shares to one or more affiliated Feeder Funds in a continuous series of private placement transactions.
As of September 30, 2017, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies ("ASC 946").
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
Principles of Consolidation
As provided under ASC 946, the Master Fund will generally not consolidate its investment in a company other than an investment company or an operating company whose business consists of providing substantially all of its services to the benefit of the Master Fund. Accordingly, the Master Fund consolidated the results of its wholly-owned subsidiary in its consolidated financial statements. All intercompany balances and transactions have been eliminated.
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

Notes to Consolidated Financial Statements (Unaudited)

Restricted Cash
Restricted cash consists of cash collateral that has been pledged to cover obligations of the Master Fund according to its derivative contracts and demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 7. Borrowings). Management believes the credit risk related to its demand deposits is minimal.
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
ASC 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:
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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Board of Trustees is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees, based on, among other things, the input of Guggenheim and management, its audit committee, and independent third-party valuation firms. The Master Fund and the Board of Trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.
The valuation techniques used by the Master Fund for the assets that are classified as Level 3 in the fair value hierarchy are described below.
Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are valued at initial transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), and/or (ii) valuation models. Valuation models may be based on investment yield analysis and discounted cash flow techniques, where the key inputs include risk-adjusted discount rates and required rates of return, based on the analysis of similar debt investments issued by similar issuers.
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes depreciation, and amortization ("EBITDA") multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted

Notes to Consolidated Financial Statements (Unaudited)

cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. An illiquidity discount may be applied where appropriate.
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
Fee Income
Guggenheim, or its affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. Guggenheim is obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in originated co-investment transactions. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements, and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
Derivative Instruments
Derivative instruments solely consist of foreign currency forward contracts. The Master Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Forward currency forward contracts entered into by the Master Fund are not designated as hedging instruments, and as a result, the Master Fund presents changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts in the consolidated statements of operations.
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
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations and is included in net unrealized appreciation (depreciation) in the consolidated statements of assets and liabilities.
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.
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
New Standards Under Assessment
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Master Fund is evaluating the impact of ASU 2014-09 and it expects any impact by the proposed standard to be limited to capital structuring fees.
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
Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of September 30, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (dollars in thousands):

	September 30, 2017
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$228,489	$231,843	60.8%
Senior secured loans - second lien	82,667	83,376	21.9
Senior secured bonds	20,035	20,909	5.5
Senior unsecured debt	28,777	29,218	7.7%
Total senior debt	$359,968	$365,346	95.9%
Subordinated debt	15,171	15,261	4.0
Equity and other	2,355	447	0.1
Total investments	$377,494	$381,054	100.0%

	December 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$182,485	$185,336	67.4%
Senior secured loans - second lien	43,990	44,340	16.1
Senior secured bonds	11,405	11,631	4.2
Senior unsecured debt	12,541	12,870	4.7
Total senior debt	$250,421	$254,177	92.4%
Subordinated debt	20,474	20,628	7.5
Equity and other	2,101	279	0.1
Total investments	$272,996	$275,084	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (dollars in thousands):

	September 30, 2017			December 31, 2016
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Technology	$85,311	$86,069	22.6%	$54,501	$55,052	20.0%
Construction & Building	41,280	42,767	11.2	20,072	20,586	7.5
Beverage, Food & Tobacco	41,528	42,023	11.0	35,793	36,055	13.1
Healthcare & Pharmaceuticals	30,575	30,917	8.1	31,022	31,099	11.3
Retail	26,481	26,950	7.1	14,426	14,419	5.3
Automotive	25,805	26,415	7.0	27,742	28,100	10.2
Energy: Oil & Gas	23,853	21,829	5.7	8,785	7,031	2.6
Aerospace & Defense	20,036	20,111	5.3	21,962	22,300	8.1
Utilities: Electric	16,795	16,565	4.4	13,713	14,337	5.2
Hotel, Gaming & Leisure	14,860	15,694	4.1	7,760	8,017	2.9
Media: Advertising, Printing & Publishing	12,352	12,261	3.2	6,804	6,911	2.5
Containers, Packaging & Glass	10,917	11,493	3.0	10,143	10,768	3.9
Telecommunications	9,472	9,450	2.5	—	—	—
Chemicals, Plastics & Rubber	5,782	5,885	1.5	—	—	—
Consumer Goods: Non-Durable	5,620	5,631	1.5	5,806	5,825	2.1
Banking, Finance, Insurance & Real Estate (1)	3,435	3,522	0.9	10,399	10,476	3.8
Capital Equipment	2,619	2,694	0.7	—	—	—
Media: Broadcasting & Subscription	772	764	0.2	1,286	1,273	0.5
Metals & Mining	1	14	—	—	24	—
Services: Business	—	—	—	2,782	2,811	1.0
Total	$377,494	$381,054	100.0%	$272,996	$275,084	100.0%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total fair value of the total investments as of September 30, 2017 and December 31, 2016.

Geographic Dispersion	September 30, 2017	December 31, 2016
United States of America	89.2%	94.1%
United Kingdom	8.0	1.4
Italy	1.5	—
Canada	1.3	4.5
Total investments	100.0%	100.0%

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
As of September 30, 2017, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

September 30, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	October 12, 2017	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€595	$713	$704	$9
GBP	October 12, 2017	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,056	23,810	24,204	(394)
Total					$24,523	$24,908	$(385)
The tables below display the Master Fund's foreign currency denominated debt investments and foreign currency forward contracts, summarized by foreign currency type as of September 30, 2017 (in thousands):

	Debt Investments Denominated in Foreign Currencies As of September 30, 2017			Hedges As of September 30, 2017
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Notional Amount in Local Currency	Hedges' Notional Value at Period End
EUR	€601	$627	$702	€595	$704
GBP	£18,289	22,912	24,000	£18,056	24,204
Total		$23,539	$24,702		$24,908
As of December 31, 2016, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2016
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 12, 2017	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€592 Sold	$616	$624	$(8)
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

Notes to Consolidated Financial Statements (Unaudited)

The table below displays the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and nine months ended September 30, 2017 (in thousands):

		Three Months Ended	Nine Months Ended
	Statement Location	September 30, 2017	September 30, 2017
Net realized gains (losses)
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	$(410)	$(1,029)
Net unrealized gains (losses)
Foreign currency forward contracts	Net change in unrealized depreciation on foreign currency forward contracts	(217)	(377)
Net realized and unrealized losses on foreign currency forward contracts		$(627)	$(1,406)
The Master fund did not engage in hedging activity for the three and nine months ended September 30, 2016.
For derivatives traded under an International Swaps and Derivatives Association master agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark to market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Master Fund and/or the counterparty.
Cash collateral that has been pledged to cover obligations of the Master Fund and cash collateral received from the counterparty, if any, is reported on the consolidated statement of assets and liabilities either as part of restricted cash or cash collateral due to broker, respectively. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Master Fund from a counterparty are not fully collateralized, the Master Fund bears the risk of loss from counterparty non-performance. The Master Fund attempts to mitigate counterparty risk by entering into agreements only with counterparties that it believes have the financial resources to honor their obligations.
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of September 30, 2017 (in thousands):

September 30, 2017
Counterparty	Gross Derivative Liabilities in Statement of Assets and Liabilities	Gross Derivative Assets in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
JP Morgan Chase Bank, N.A.	$(394)	$9	$385	$—

(1)	Collateral paid to counterparties may be more than the amount shown in the table above, as the table does not present the effects of over-collateralization, if any.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of September 30, 2017 and December 31, 2016, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (dollars in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$41,756	$190,087	$231,843
Senior secured loans - second lien	—	19,714	63,662	83,376
Senior secured bonds	—	—	20,909	20,909
Senior unsecured debt	—	$8,323	$20,895	$29,218
Total senior debt	—	$69,793	$295,553	$365,346
Subordinated debt	—	—	15,261	15,261
Equity and other	434	—	13	447
Total investments	$434	$69,793	$310,827	$381,054
Percentage	0.1%	18.3%	81.6%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(394)	$—	$(394)
Foreign currency forward contracts	$—	$9	$—	$9

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$105,423	$79,913	$185,336
Senior secured loans - second lien	—	19,590	24,750	44,340
Senior secured bonds	—	3,699	7,932	11,631
Senior unsecured debt	—	7,460	5,410	12,870
Total senior debt	—	136,172	118,005	254,177
Subordinated debt	—	5,486	15,142	20,628
Equity and other	226	—	53	279
Total investments	$226	$141,658	$133,200	$275,084
Percentage	0.1%	51.5%	48.4%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(8)	$—	$(8)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2017 (dollars in thousands):

September 30, 2017
Asset Category	No. of Investment Positions	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	36	$123,885	Transacted value	Cost (5)	98.50	98.50	Increase
			Transacted value	Price	100	100	Increase
			Yield analysis	Yield	8.19%	5.92% - 12.44%	Decrease
Senior secured loans - second lien	9	$47,954	Transacted value	Cost (5)	98.00	98.00	Increase
			Yield analysis	Yield	10.32%	8.59% - 11.97%	Decrease
Senior secured bonds	4	$17,919	Transacted value	Price	110.00	110.00	Increase
			Yield analysis	Yield	9.98%	9.94% - 10.00%	Decrease
			Market comparable	EBITDA multiple	9.3x	9.3x	Increase
Senior unsecured debt	3	$16,745	Yield analysis	Yield	11.57%	9.85% - 16.73%	Decrease
Subordinated debt	3	$15,261	Transacted value	Cost (5)	100.00	100.00	Increase
			Yield analysis	Yield	8.74%	8.52% - 8.75%	Decrease
Equity and other	1	$13	Transacted value	Cost (5)	$1.00	$1.00	Increase
Total	56	$221,777
______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0-100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2017 the Master Fund had investments of this nature measured at fair value totaling $89.1 million.

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

(5)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
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

Notes to Consolidated Financial Statements (Unaudited)

The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2016 (dollars in thousands):

December 31, 2016
Asset Category	No. of Investment Positions	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	22	$74,929	Yield analysis	Yield	7.75%	6.49% - 10.20%	Decrease
			Transacted value	Cost (5)	99.53	99.53	Increase
			Market comparables	EBITDA multiple	16.3x	16.3x	Increase
Senior secured loans - second lien	4	$24,750	Yield analysis	Yield	10.89%	10.40% -11.85%	Decrease
			Market comparables	EBITDA multiple	6.2x	6.2x	Increase
Senior secured bonds	3	$4,909	Yield analysis	Yield	9.72%	9.72%	Decrease
			Liquidation Analysis	Liquidation value	N/A	N/A	Increase
Senior unsecured debt	1	$5,410	Yield analysis	Yield	12.59%	12.59%	Decrease
Subordinated debt	2	$15,142	Transacted value	Cost (5)	98.67	98.64-100.00	Increase
Equity and other	2	$53	Transacted value	Cost (5)	1.00	1.00	Increase
			Market and income approach	Company specific risk premium	515.60%	515.60%	Decrease
			Option valuation model	Volatility	163.18%	163.18%	Increase
Total	33	$125,193
______________

(1)
For the assets and investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0-100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2016 the Master Fund had investments of this nature measured at fair value totaling $8.0 million.

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

(5)	Investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt		Equity and Other	Total
Balance as of July 1, 2017	$124,215	$47,717	$19,900	$16,655	$15,210		$52	$223,749
Additions (1)	11,805	14,715	—	106	18		—	26,644
Net realized gains (2)	297	17	—	—	—		—	314
Net change in unrealized appreciation (depreciation) on investments (3)	(60)	438	1,006	(40)	27		(39)	1,332
Sales and repayments (4)	(14,565)	(457)	—	—	—		—	(15,022)
Net discount accretion	150	34	3	24	6		—	217
Investment position reclassification	—			—	—		—	—
Transfers into Level 3 (5) (6)	68,245	1,198	—	4,150	—	—	—	73,593
Fair value balance as of September 30, 2017	$190,087	$63,662	$20,909	$20,895	$15,261		$13	$310,827
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2017	$141	$438	$1,006	$(40)	$27		$(39)	$1,533

	Nine Months Ended September 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$5,410	$15,142	$53	$133,200
Additions (1)	107,203	45,109	12,000	13,803	17	—	178,132
Net realized gains (2)	1,003	293	—	26	—	—	1,322
Net change in unrealized appreciation (depreciation) on investments (3)	1,291	807	964	237	83	(40)	3,342
Sales and repayments (4)	(39,002)	(8,656)	—	(2,632)	—	—	(50,290)
Net discount accretion	372	86	13	51	19	—	541
Transfers into Level 3 (5) (6)	39,307	1,273	—	4,000	—	—	44,580
Fair value balance as of September 30, 2017	$190,087	$63,662	$20,909	$20,895	$15,261	$13	$310,827
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2017	$1,400	$807	$964	$237	$83	$(40)	$3,451
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income if any.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Notes to Consolidated Financial Statements (Unaudited)

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the three and nine months ended September 30, 2017, twenty-two and twelve investments, respectively, were transferred from Level 2 to Level 3 primarily due to decreased price transparency.
The following tables present a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2016 (dollars in thousands):

	Three Months Ended September 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of July 1, 2016	$27,583	$—	$6,258	$—	$—	$40	$33,881
Additions (1)	49,445	19,540	—	—	—	—	68,985
Net realized gains (2)	9	—	—	—	—	—	9
Net change in unrealized appreciation on investments (3)	265	3	1,387	—	—	—	1,655
Sales or repayments (4)	(537)	—	—	—	—	—	(537)
Net discount accretion	27	5	3	—	—	—	35
Fair value balance as of September 30, 2016	$76,792	$19,548	$7,648	$—	$—	$40	$104,028
Change in net unrealized appreciation on investments held as of September 30, 2016	$255	$3	$1,387	$—	$—	$—	$1,645

	Nine Months Ended September 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—	$—	$471	$30,074
Additions (1)	60,297	19,540	—	—	—	37	79,874
Net realized gains (2)	188	—	—	—	—	—	188
Net change in unrealized appreciation (depreciation) on investments (3)	53	3	821	—	—	(468)	409
Sales and repayments (4)	(9,969)	—	—	—	—	—	(9,969)
Net discount accretion	60	5	—	—	—	—	65
Transfers out of Level 3 (5) (6)	—	(1,576)	—	—	—	—	(1,576)
Transfers into Level 3 (5) (7)	4,963	—	—	—	—	—	4,963
Fair value balance as of September 30, 2016	$76,792	$19,548	$7,648	$—	$—	$40	$104,028
Change in net unrealized (depreciation) on investments held as of September 30, 2016	$187	$3	$821	$—	$—	$(468)	$543
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

Notes to Consolidated Financial Statements (Unaudited)

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the nine months ended September 30, 2016, one investment was transferred from Level 3 to Level 2 due to an increase in price transparency.

(7)	For the nine months ended September 30, 2016, one investment was transferred from Level 2 to Level 3 due to a decrease in price transparency.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of credit facility payable approximates its fair value and it is considered to be classified as a Level 3 liability in the fair value hierarchy.
Note 6. Related Party Agreements and Transactions
Guggenheim and/or its affiliates may receive, as applicable, compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities, administrative services and organizing the Master Fund, and (iii) capital markets services in connection with the raising of equity capital for Feeder Funds affiliated with the Master Fund.
Of the Master Fund’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, also serve as executive officers of Guggenheim.
Related Party Capital Contributions and Ownership of Common Shares
The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") (formerly Carey Credit Income Fund 2016 T) , Guggenheim Credit Income Fund - I ("GCIF-I") (formerly Carey Credit Income Fund - I), and Guggenheim Credit Income Fund 2018 T ("GCIF 2018T") (formerly Carey Credit Income Fund 2018 T), three Feeder Funds, whose registration statements initially became effective on July 24, 2015, July 31, 2015 and October 3, 2016, respectively. The membership of the Boards of Trustees for the Master Fund, GCIF 2016T, GCIF-I and GCIF 2018T are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of their common shares in the acquisition of the Master Fund's Common Shares.
Investment Advisory Agreements and Compensation of the Advisor
Prior to September 11, 2017, the Master Fund was party to (i) an investment advisory agreement, as amended and restated (the "Prior Investment Advisory Agreement") with CCA and (ii) an investment sub-advisory agreement, as amended and restated (the "Investment Sub-Advisory Agreement") with CCA and Guggenheim. The Prior Investment Advisory Agreement and Investment Sub-Advisory Agreement were terminated by action of the Board of Trustees upon receipt and acceptance of CCA's resignation letter on August 10, 2017 with an effective date of September 11, 2017. Based on the Board of Trustees' approval, the Master Fund entered into an interim investment advisory agreement with Guggenheim (the "Interim Investment Advisory Agreement") on August 11, 2017 with an effective date of September 11, 2017. Consistent with the terms of the Prior Investment Advisory Agreement, the Master Fund agreed to pay Guggenheim an investment advisory fee consisting of two components: (i) a management fee and (ii) a performance-based incentive fee. Guggenheim continues to be entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
Management Fee: Effective September 11, 2017, the management fee (recorded as investment advisory fee) is calculated at an annual rate of 1.75% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and it is payable in arrears. Under the Prior Investment Advisory Agreement, the management fee was computed at an annual rate of 2.0% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months.
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

There has been no change to the performance based incentive fee as compared to the Prior Investment Advisory Agreement.
All fees are computed in accordance with a detailed fee calculation methodology as approved by the Board of Trustees.
The expiration of the Interim Investment Advisory Agreement is the earlier of (i) February 8, 2018 (or such later date as may be consistent with the 1940 Act, rules and regulations thereunder, exemptive relief, or interpretive positions of the staff of the SEC) or (ii) the effective date of a new investment advisory agreement between the Master Fund and Guggenheim, if any, that has been approved by a majority of the Master Fund’s outstanding voting securities. The Interim Investment Advisory Agreement

Notes to Consolidated Financial Statements (Unaudited)

may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 10 days’ prior written notice to Guggenheim; or (ii) by Guggenheim upon not less than 120 days’ prior written notice to the Master Fund. This Agreement shall automatically terminate in the event of its assignment. In the event that the Interim Investment Advisory Agreement is terminated by Guggenheim, and if the independent trustees elect to continue the Master Fund, then Guggenheim shall pay all direct expenses incurred by the Master Fund as a result of its withdrawal, up to, but not exceeding $250,000.
Administrative Services Agreement
Prior to September 11, 2017, the Master Fund was party to an amended and restated administrative services agreement with CCA, (the "Prior Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the administrator (the "Prior Administrator"), performed and oversaw the Master Fund's required administrative services, which included financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the U.S. Securities and Exchange Commission (the "SEC"). In addition, the Prior Administrator assisted in determining net asset value, overseeing the preparation and filing of tax returns, oversees the payment of expenses and distributions, and overseeing the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Master Fund reimbursed the Prior Administrator for the allocable portion of overhead and other expenses incurred by the Prior Administrator in performing its obligations under the Prior Administrative Services Agreement. On September 5, 2017, the Master Fund entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), agreed to commence providing administrative services similar to those previously provided by CCA, with an effective date of September 11, 2017.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to the Administrator upon the vote of the Master Fund's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Master Fund. Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Board of Trustees and the Master Fund's Independent Trustees.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with CCA and Guggenheim. The O&O Agreement was terminated on August 10, 2017. Under the O&O Agreement the Master Fund reimbursed CCA and Guggenheim for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses was conditional on the raise of equity capital from the sale of Master Fund's Common Shares. As of November 3, 2016, the Master Fund had reimbursed the CCA and Guggenheim for all organization and offering costs incurred. The Master Fund, Guggenheim and CCA, for a limited purpose, entered into an amended and restated organization and offering expense reimbursement agreement on September 5, 2017, with an effective date of September 11, 2017, whereby CCA relinquished any rights to reimbursement of organization and offering expenses.
Dealer Manager Agreement
On May 1, 2015, the Master Fund initially entered into a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial"), GCIF 2016T and GCIF-I. The Dealer Manager Agreement was updated to include GCIF 2018T on October 3, 2016. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to Guggenheim Funds Distributors, LLC ("GFD") and the assignment and assumption agreement was approved by the Board of Trustees. GFD is an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's, GCIF 2018T's and GCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each Feeder Fund, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calender days' written notice to the other party. In the event that a Feeder Fund or GFD terminates the Dealer Manager Agreement with respect to a particular Feeder Fund, the Dealer Manager Agreement will continue with respect to any other Feeder Fund.
Capital Structuring Fees
Guggenheim is obligated to remit to the Master Fund any earned capital structuring fees based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.
Transition Costs in Connection with Advisor Changes, Proxy Statement and Shareholder Meetings
The Master Fund incurred transition costs in connection with the change in investment advisor, the issuance of a proxy statement to approve an investment advisory agreement with Guggenheim, shareholder meetings, and the solicitation of shareholders in connection with the proxy statement. WPC and Guggenheim have agreed to reimburse the Master Fund for all transition costs.

Notes to Consolidated Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2017 and September 30, 2016
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
CCA & Guggenheim	Prior Investment Advisory Agreement - investment advisory fee (1)	$1,595	$1,025	$5,229	$2,142
Guggenheim	Interim Investment Advisory Agreement - investment advisory fee (1)	391	—	391	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	80	98	303	286
Guggenheim	Administrative Services Agreement - expense reimbursement	25	—	25	—
GCIF-I	Net Issuance (Repurchase) of Common Shares	(7)	5,666	20,523	13,208
GCIF 2016T	Net Issuance (Repurchase) of Common Shares	592	32,946	48,862	75,661
CCA & Guggenheim	O&O Agreement - organization cost reimbursements	—	—	—	228
Trustees	Amended and Restated Bylaws - trustee fees and expenses (2)	112	101	372	264
Guggenheim	Co-Investment Exemptive Relief Order - Reimbursement of capital structuring fees	—	157	315	157
WPC & Guggenheim	Advisor Transition Costs - Transition costs in connection with investment advisor changes, proxy statement, and shareholder meeting	662	—	662	—
__________________________

(1)
During the three and nine months ended September 30, 2017 and September 30, 2016, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

(2)
Excludes independent trustee fees for extraordinary services in connection with advisor transition matters incurred in the three months ended September 30, 2017; these fees are included in Advisor Transition Costs.

Co-Investment Transactions Exemptive Relief
On June 28, 2016, the Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of CCA and Guggenheim. On September 22, 2017, due to CCA's resignation as investment advisor, the Master Fund and Guggenheim filed a replacement request for SEC exemptive relief to permit co-investment with certain Guggenheim affiliates in privately negotiated transactions.
Indemnification
The Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of September 30, 2017, management believes that the risk of incurring any losses for such indemnifications is remote.
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

Notes to Consolidated Financial Statements (Unaudited)

On August 24, 2017, the Hamilton loan agreement was amended to conform the agreement with the resignation of CCA and the appointment of Guggenheim as the interim investment advisor. As of September 30, 2017, Hamilton was in compliance with all material terms and covenants related to the Hamilton Credit Facility.
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
Hamilton's borrowings as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
September 30, 2017	$175,000	$150,000	$148,865	3.97%	December 17, 2019	2.2	years
December 31, 2016	$175,000	$126,000	$124,505	3.64%	December 17, 2019	3.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

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

The components of the Master Fund's interest expense and other financing costs for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stated interest expense	$1,511	$675	$4,052	$1,324
Unused/undrawn fees	69	206	395	262
Amortization of deferred financing costs	123	117	360	342
Total interest expense	$1,703	$998	$4,807	$1,928
Annualized weighted average interest rate(1)	3.9%	3.4%	3.8%	3.2%
Average borrowings	$150,000	$79,250	$140,400	$55,100
______________________

(1)	Calculated as the annualized amount of the stated interest expense divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies
Commitments
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2017 the Master Fund and Hamilton have sufficient liquidity to fund these commitments should the funding requirements occur. As of September 30, 2017 and December 31, 2016, the Master Fund’s unfunded commitments consisted of the following (dollars in thousands):

	Total Unfunded Commitments
Category / Portfolio Company (1)	September 30, 2017	December 31, 2016
Boats Group (Revolver)	$1,000	$1,000
Dominion Web Solutions (Revolver)	346	—
Eco-Site (Delayed Draw)	3,214	—
Express Oil (Delayed Draw)	24	—
Express Oil (Revolver)	241	—
GAL Manufacturing (Revolver)	373	—
Grinding Media Inc.	—	6,200
Humanetics (Revolver)	400	400
Lytx (Revolver)	368	—
Med Intermediate (Delayed Draw)	1,493	1,631
Ministry Brands (Delayed Draw)	135	—
Onyx CenterSource (Revolver)	285	329
National Technical Systems, Inc. (Delayed Draw)	—	765
Parts Town, LLC (Revolver)	200	900
Pet Holdings ULC (Delayed Draw)	125	500
PluralSight Holdings (Revolver)	250	—
Total Unfunded Commitments	$8,454	$11,725
______________________
(1)    May pertain to commitments to one or more entities affiliated with the named portfolio company.
Indemnification
In the normal course of business, the Master Fund enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Master Fund's maximum exposure under these arrangements is unknown, as these involve future claims that may be made against the Master Fund but that have not occurred. The Master Fun expects the risk of any future obligations under these indemnifications to be remote.
Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e., earnings (loss) per Common Share) for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$4,818	$5,681	$12,308	$7,249
Weighted average Common Shares outstanding (basic and diluted)	29,214,286	14,367,189	26,976,497	10,219,786
Earnings per Common Share - basic and diluted (1)	$0.16	$0.40	$0.46	$0.71
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding during the period.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2017 and September 30, 2016 (in thousands, except share and per share amounts):

	Nine Months Ended September 30,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of period	$8.47	$8.00
Net investment income	0.35	0.14
Net realized gains	0.07	0.05
Net change in unrealized appreciation (2)	0.04	0.34
Net increase resulting from operations	0.46	0.53
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.35)	(0.14)
Distributions in excess of net investment income	(0.03)	(0.08)
Net decrease resulting from distributions	(0.38)	(0.22)
Net asset value, end of period	$8.55	$8.31

INVESTMENT RETURNS
Total investment return (4)	5.49%	6.64%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$249,367	$139,716
Average net assets (5)	$229,306	$83,661
Common Shares outstanding, end of period	29,151,096	16,820,644
Weighted average Common Shares outstanding	26,976,497	10,219,786

Ratios-to-average net assets: (5)
Operating expenses	5.92%	7.16%
Effect of advisor transition costs reimbursement	(0.29)%	—%
Net expenses	5.63%	7.16%
Net investment income	4.07%	1.65%

Average outstanding borrowings (5)	$140,400	$55,100
Portfolio turnover rate (5) (6)	31%	46%
Asset coverage ratio (7)	2.66	2.44
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Note 11. Distributions
The Board of Trustees declared distributions for three and two record dates, respectively, in the three months ended September 30, 2017 and September 30, 2016. The total and the sources of declared distributions on a GAAP basis for the three months ended September 30, 2017 and September 30, 2016 are presented in the tables below (in thousands, except per Share amounts):

	Three Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.16	$4,600	100.0%	$0.17	$2,756	100.0%
From net investment income	0.13	3,862	84.0	0.08	1,083	39.3
Distributions in excess of net investment income	0.03	738	16.0	0.09	1,673	60.7
The Board of Trustees declared distributions for nine and three record dates, respectively, in the nine months ended September 30, 2017 and September 30, 2016. The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2017 and September 30, 2016 are presented in the tables below (in thousands, except per Share amounts):

	Nine Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.38	$10,392	100.0%	$0.22	$3,106	100.0%
From net investment income	0.35	9,336	89.8	0.14	1,399	45.0
Distributions in excess of net investment income	0.03	1,056	10.2	0.08	1,707	55.0
Note 12. Subsequent Events
On October 20, 2017, a new investment advisory agreement between the Master Fund and Guggenheim was approved by a majority (as such term is defined in the 1940 Act) of the votes cast by shareholders. The new investment advisory agreement replaced the Interim Investment Advisory Agreement effective as of October 20, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this Item 2 should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," "our," and "Master Fund" refer to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited consolidated financial statements presented in Part I. Item 1. Consolidated Financial Statements (unaudited), unless otherwise defined herein.
Overview
We are a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on September 5, 2014, we are externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain, or sell, and monitoring our portfolio on an ongoing basis. We serve as the master fund in a master/feeder fund structure in that one or more feeder funds (each, a “Feeder Fund”), each a separate closed-end management investment company that has adopted our investment objectives and strategies, invests substantially all of its equity capital in our common shares (“Shares” or "Common Shares"). Presently, our shareholders are the two initial shareholders and two Feeder Funds.
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
Our investment strategy is continuously focused on growing an investment portfolio by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of Guggenheim to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value and its expected risks and rewards.
We primarily focus on the following investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds, and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.

•
Subordinated Debt. Subordinated debt investments are subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security with the principal due at maturity.

•
Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or inconstant dividends and realized gains on dispositions of such investments.

We have modified our definition of senior debt to include senior unsecured debt investments. In prior quarters, senior unsecured debt investments were classified as subordinated debt given the unsecured nature of such investments. However, senior unsecured debt investments rank higher than subordinated debt investments in payment priority and we concluded that it is reasonable to classify senior unsecured debt investments as senior debt.
We intend to meet our investment objectives by investing primarily in large, privately-negotiated loans to private middle market U.S. companies. Specifically, we expect a typical borrower to have earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $25 million to $100 million and annual revenue ranging from $50 million to $1 billion. We seek to invest in businesses that have a strong reason to exist and have demonstrated competitive and strategic advantages. These companies generally possess distinguishing business characteristics, such as a leading competitive position in a well-defined market niche, unique brands, sustainable profitability and cash flow, and experienced management. We anticipate that a majority of our investments will be classified as senior debt (generally as senior secured debt) in a borrower’s capital structure and have repayment priority over other parts of a borrower’s capital structure (i.e., subordinated debt, preferred and common equity).
In addition to privately-negotiated loans, we invest in more broadly syndicated assets, such as bank loans and corporate bonds. In these instances, our portfolio is more heavily weighted towards floating-rate investments, whose revenue streams may increase in a rising interest rate environment. We may also invest in fixed-rate investments, options, or other forms of equity participation, and, to a limited extent and not as a principal investment strategy, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”). We seek to make investments which have favorable characteristics, including closing fees, prepayment premiums, lender-friendly control provisions, and lender-friendly covenants.
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
Our investment strategy leverages the skills and depth of Guggenheim's research team and credit investment platform which features a relative value perspective across all corporate credit asset types. We believe these elements create a larger, proprietary opportunity set and increase the potential for the generation of a wide spectrum of value-risk investment ideas. We intend for our investment strategy to access investments with attractive combinations of reward and risk. We also intend to deploy our direct loan origination investment platform and apply it to our portfolio company business relationships.
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
We acquire our portfolio investments through the following investment access channels:

•
Direct Originations: This channel consists of investments that are originated through Guggenheim's relationship network. Such investments are originated or structured for us or made by us and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuances: This channel primarily includes the participation in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors. These transactions are typically originated and arranged by investment intermediaries other than Guggenheim.

•
Secondary Market Transactions: This channel primarily includes investments in broadly syndicated loans, high yield notes and bonds, and other investments that are generally owned by a wide range of investors and made available through various trading markets.

We will continue to borrow money from time to time within the levels permitted by the 1940 Act, which generally allows us to incur leverage of up to 50% of our total assets, less liabilities and indebtedness not represented by senior securities. The use of borrowed funds or the proceeds of preferred stock offering, to make investments, would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by our shareholders.
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
Operating Expenses
Our primary operating expenses include an investment advisory fee and, depending on our operating results, a performance-based incentive fee, interest expense, administrative services, related party reimbursements, custodian and accounting services, and other third-party professional services fees and expenses. The investment advisory and performance-based incentive fees compensate Guggenheim for its services in identifying, evaluating, negotiating, closing, and monitoring our investments.
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of September 30, 2017 and December 31, 2016 and (ii) for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands, except per share amounts):

	As of
	September 30, 2017	December 31, 2016
Total assets	$406,590	$305,432
Adjusted total assets (total assets net of payable for investments purchased)	$401,660	$304,339
Investments in portfolio companies, at fair value	$381,054	$275,084
Borrowings	$150,000	$126,000
Net assets	$249,367	$178,066
Net asset value per Common Share	$8.55	$8.47
Leverage ratio (borrowings/adjusted total assets)	37.3%	41.4%

	Nine Months Ended September 30,
	2017	2016
Average net assets	$229,306	$83,661
Average borrowings	$140,400	$55,100
Cost of investments purchased	$206,464	$195,614
Sales of investments	$51,037	$37,488
Principal payments	$55,061	$22,154
Net investment income	$9,336	$1,384
Net realized gains	$1,876	$474
Net change in unrealized appreciation	$1,096	$5,391
Net increase in net assets resulting from operations	$12,308	$7,249
Total distributions to shareholders	$10,392	$3,106
Net investment income per Common Share - basic and diluted	$0.35	$0.14
Earnings per Common Share - basic and diluted	$0.46	$0.71
Distributions per Common Share	$0.38	$0.22
Portfolio and Investment Activity for the Three and Nine Months Ended September 30, 2017 and September 30, 2016
Within the three and nine month periods ended September 30, 2017, our investment activity was primarily concentrated in sourcing debt investments through direct origination (56.7%) and (71.2%), respectively, and primary issuance channels (43.3%) and (22.3%), respectively, and the remainder was through secondary market channels (i.e., syndicated investments).
The following table presents our investment activity for the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Investment activity segmented by access channel:
Direct origination	$18,443	$146,955
Primary issuance	14,091	46,009
Secondary market transactions	—	13,500
Total investment activity	32,534	206,464
Investments sold or repaid	(29,993)	(106,098)
Net investment activity	$2,541	$100,366

Portfolio companies at beginning of period	67	55
Number of added portfolio companies	5	28
Number of exited portfolio companies	(4)	(15)
Portfolio companies at period end	68	68

Number of debt investments at period end	96	96
Number of equity/other investments at period end	3	3

The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the nine months ending September 30, 2017 (dollars in thousands):

	Balance as of January 1, 2017	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of September 30, 2017
Senior secured loan - first lien	$185,336	$124,159	$(80,579)	$2,927	$231,843
Senior secured loan - second lien	44,340	51,643	(13,655)	1,048	83,376
Senior secured bond	11,631	12,000	(3,841)	1,119	20,909
Senior unsecured debt	12,870	18,662	(2,633)	319	29,218
Total senior debt	$254,177	$206,464	$(100,708)	$5,413	$365,346
Subordinated debt	20,628	—	(5,390)	23	15,261
Equity and other	279	—	—	168	447
Total	$275,084	$206,464	$(106,098)	$5,604	$381,054
_________________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income as well as and restructurings.
The following table presents selected information regarding our investment portfolio as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	As of
	September 30, 2017		December 31, 2016
Weighted average portfolio company EBITDA (1)	$89,338		$99,760
Median portfolio company EBITDA(1)	$65,500		$84,450
Weighted average purchase price of investments (2)	96.7%		97.0%
Weighted average duration of debt investments (3)	0.4	years	0.6	years
Debt investments on non-accrual status as a percentage of amortized cost	0.8%		1.2%
Debt investments on non-accrual status as a percentage of fair value	0.8%		1.1%
Number of Debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	90.4%		90.7%
Percent of floating rate debt investments with interest rate floors (4)	97.0%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	691	bps	654	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	9.6%		9.3%
Weighted average coupon rate	10.0%		9.8%
Weighted average years to maturity	3.4	years	4.9	years

Weighted average effective yields: (5)
Senior secured loans - first lien	8.0%		7.5%
Senior secured loans - second lien	10.5%		10.8%
Senior secured bonds	8.4%		7.0%
Senior unsecured debt	10.7%		11.5%
Subordinated debt	8.8%		8.5%
Total debt portfolio	8.8%		8.2%

_________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of September 30, 2017 or December 31, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by GCIF or its Advisor, may reflect a normalized or adjusted amounts, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither GCIF nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 1.23% for the 1-month LIBOR to 1.33% for the 3-month LIBOR on September 30, 2017. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2017	$—	—%	$1,450	0.5%
2018	—	—	1,240	0.4
2019	9,625	2.5	7,654	2.8
2020	23,903	6.2	23,606	8.5
2021	39,594	10.2	66,021	23.7
2022	101,436	26.2	106,021	38.1
2023	149,358	38.6	62,183	22.3
2024	47,588	12.3	10,310	3.7
2025	15,000	3.9	—	—
2036	337	0.1	—	—
Total	$386,841	100.0%	$278,485	100.0%

Results of Operations
Operating results for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total investment income	$8,331	$3,707	$22,248	$7,375
Total expenses	4,469	2,624	12,912	5,991
Net investment income	3,862	1,083	9,336	1,384
Net realized gains	76	467	1,876	474
Net change in unrealized appreciation	880	4,131	1,096	5,391
Net increase in net assets resulting from operations	$4,818	$5,681	$12,308	$7,249
Investment Income
Investment income consisted of the following components for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income on debt securities:
Cash interest	$7,815	$3,301	$20,467	$6,724
PIK interest	169	—	$169	—
Net accretion/amortization of discounts/premiums	334	202	941	393
Total interest on debt securities	$8,318	$3,503	$21,577	$7,117
Dividend income	—	—	—	37
Fee income	13	204	671	221
Total investment income	$8,331	$3,707	$22,248	$7,375
The increase in investment income was driven by (i) the growth in the size of our portfolio and (ii) an increase in the yield on our portfolio of investments. For the three and nine months ended September 30, 2017, average investments at cost was $375.7 million and $337.8 million, respectively. For the three and nine months ended September 30, 2016, average investments at cost was $184.7 million and $136.6 million, respectively.
For the three and nine months ended September 30, 2017, yield on all investments at cost (computed as investment income divided by average investment cost in the period) was 8.9% and 8.8%, respectively. For the three and nine months ended September 30, 2016, yield on all investments at cost was 8.0% and 7.2%, respectively.
For the nine months ended September 30, 2016, dividend income consisted of PIK dividends on one preferred stock investment. The issuer of the preferred stock ceased paying preferred dividends beginning in April 2016.
Our fee income is comprised of the following fee classifications and is considered nonrecurring income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capital structuring fees	$—	$157	$315	$157
Amendment/consent fees	—	16	195	31
Commitment fees/other	13	31	161	33
Total fee income	$13	$204	$671	$221

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, total net assets, or total borrowings. Performance dependent expenses fluctuate independent of our size. Our period over period change in operating expenses is driven primarily by an increase in our variable expenses, as a result of an increase in our total assets and total borrowings, and our performance dependent expenses. Changes in our performance dependent expenses were driven by an overall change in net realized and unrealized gains.
The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed operating expenses:
Related party reimbursements	$105	$98	$328	$286
Trustees fees	112	101	372	264
Professional services fees (1)	229	253	765	812
Insurance	36	35	106	107
Other expenses	29	21	85	52
Total fixed operating expenses	511	508	1,656	1,521

Variable operating expenses:
Interest expense	1,703	998	4,807	1,928
Administrative services (2)	44	32	141	82
Investment advisory fee	1,986	1,025	5,620	2,142
Custody services	24	18	68	47
Organizational expenses	—	—	—	228
Total variable operating expenses	3,757	2,073	10,636	4,427

Performance dependent expenses:
Performance-based incentive fee	201	43	620	43
Total performance dependent expenses	201	43	620	43

Total operating expenses	$4,469	$2,624	$12,912	$5,991
(1) Professional services fees includes the expenses for third party service providers such as internal and independent auditors, chief compliance officer, tax return preparer and tax consultant, investment valuers, and fund legal counsel.
(2) Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The composition of our interest expense for the three and nine months ended September 30, 2017 and September 30, 2016, is broken down in Note 7. Borrowings. Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 3.97% as of September 30, 2017. Interest expense also includes all applicable undrawn fees and unused commitment fees as described in Note 7. Borrowings.
Net Realized Gain (Loss)
For the three months ended September 30, 2017, we had dispositions and principal repayments of $30.0 million, resulting in net realized gains of $0.5 million. For the nine months ended September 30, 2017, we had dispositions and principal repayments of $106.1 million, resulting in net realized gains of $3.0 million.
For the three months ended September 30, 2016, we had dispositions and principal repayments of $36.1 million, resulting in a net realized gain of $0.5 million. For the nine months ended September 30, 2016, we had dispositions and principal repayments of $59.6 million, resulting in a net realized gain of $0.5 million.
For the three and nine months ended September 30, 2017 and September 30, 2016, the components of total realized gains (losses) were comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investments	$491	$467	$3,021	$474
Foreign currency forward contract	(410)	—	(1,029)	—
Foreign currency transactions	(5)	—	(116)	—
Net realized gains	$76	$467	$1,876	$474
Changes in Unrealized Appreciation and Depreciation
For the three and nine months ended September 30, 2017 and September 30, 2016, the components of total net changes in unrealized appreciation and depreciation were comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investments	$1,097	$4,131	$1,473	$5,391
Foreign currency forward contract	(217)	—	(377)	—
Net change in unrealized appreciation	$880	$4,131	$1,096	$5,391
For the three and nine months ended September 30, 2017 and September 30, 2016, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized appreciation on investments (1)	$1,766	$4,876	$5,217	$6,409
Unrealized depreciation on investments (1)	(669)	(745)	(3,744)	(1,018)
Total net change in unrealized appreciation on investments	$1,097	$4,131	$1,473	$5,391

Unrealized appreciation on Level 3 investments	$2,178	$1,768	$4,607	$1,194
Unrealized depreciation on Level 3 investments	(846)	(113)	(1,265)	(783)
Total net change in unrealized appreciation on Level 3 investments	$1,332	$1,655	$3,342	$411
__________________

(1)	Amount is net of any reclassification of realized gain or loss on investment.
Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016
For the nine months ended September 30, 2017 and September 30, 2016, net cash used in operating activities was $86.9 million and $139.2 million, respectively, which was concentrated in the acquisition of investments, net of sales and paydowns.
Net cash provided by financing activities during the nine months ended September 30, 2017 was $83.0 million, which primarily consisted of equity capital raise of $70.7 million, credit facility borrowings of $24.0 million reduced by distributions of $10.4 million to shareholders.
Net cash provided by financing activities during the nine months ended September 30, 2016 was $143.5 million, which primarily consisted of equity capital raise of $88.9 million and credit facility borrowings of $58.0 million.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors have seen a cumulative 6.02% increase in the value of their initial investment in our Shares, or an annualized return of 2.11%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the nine months ended September 30, 2017 and September 30, 2016, and the period from commencement to September 30, 2017. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results.

		Total Investment Return-Net Asset Value(1)
		Nine Months Ended September 30,		Since Commencement
Company	Date Operations Commenced (2)	2017	2016	Cumulative	Annualized
Guggenheim Credit Income Fund	December 19, 2014	5.49%	6.64%	6.02%	2.11%
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
The following table reflects the sources of the cash distributions that the Master Fund has paid on its Common Shares during the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	For the Nine Months Ended September 30,
	2017		2016
Source of Distribution (1)	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income (before reimbursements)	$8,674	83.5%	$1,384	44.6%
Book-to-tax differences	(547)	(5.3)	203	6.5
Short-term capital gains	1,603	15.4	473	15.2
Long-term capital gains	—	—%	—	—
Reimbursement of advisor transition cost	662	6.4%	—	—
Other (2)	—	—%	1,046	33.7%
Total Distributions	$10,392	100.0%	$3,106	100.0%
_____________________

(1)
Source of distribution is calculated annually on a tax basis. Amounts shown in this Report are estimates and the final conclusion of the Master Fund's sources of distribution will be determined at year end and disclosed in the Master Fund's Form 10-K.

(2)	Other sources of distribution may include, but are not limited to, borrowings and proceeds from the sales of Common Shares, if any.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2017, we had sixteen unfunded commitments totaling $8.5 million as compared to eight unfunded commitments totaling $11.7 million as of December 31, 2016. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include: (i) the incremental sale of our Shares to affiliated Feeder Funds, (ii) incremental borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from investment in portfolio companies, and (iv) principal repayments and sale proceeds from our investments. As of April 28, 2017, GCIF 2016T closed its public offering and therefore additional capital contributions from this Feeder Fund will be limited to excess capital from its distribution reinvestment program, if any. Effective August 23, 2017, in connection with the transition of the Master Fund's investment advisory functions to Guggenheim, management determined to temporarily suspend GCIF-I's public offering of its Common Shares. GCIF-I will continue to issue its Common Shares to its existing shareholders through its Distribution Reinvestment Plan. GCIF-I is expected to recommence its public offering of Common Shares following shareholder approval of the Master Fund’s new advisory agreement with Guggenheim. Therefore, our ability to raise equity capital through our affiliated Feeder Funds is dependent on the lifting of the temporary suspension at GCIF-I and the launch of additional Feeder Funds.
Our primary uses of cash may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders, and (v) periodic repurchases of our Shares pursuant to our quarterly share repurchase program.
As of September 30, 2017 we had $21.9 million of cash (including restricted cash but excluding cash pledged as collateral in connection with our foreign currency forward contracts) on hand and approximately $25.0 million of unused borrowing capacity to cover $8.5 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (dollars in thousands):

	September 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal	$150,000	$—	$150,000	$—	$—
Interest on borrowings (1) (2)	13,349	6,038	7,311	—	—
Unused fee commitment	307	254	53	—	—
Total - Financings	$163,656	$6,292	$157,364	$—	$—

Feeder Fund Liquidity:
GCIF 2016T (3)	$161,126	$—	$—	$161,126	$—
GCIF-I (3)	40,717	—	—	—	40,717
Total Feeder Fund Liquidity	$201,843	$—	$—	$161,126	$40,717
________________

(1)
Interest on borrowings, undrawn fees, and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of September 30, 2017 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after September 30, 2017, would (i) increase interest expense and (ii) reduce undrawn and unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of September 30, 2017. The liquidity provisions for GCIF 2016T and GCIF-I stipulate that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of September 30, 2017, GCIF 2016T owned 64.6% of our outstanding Common Shares and GCIF-I owned 16.3% of our outstanding Common Shares. The two initial investors accounted for the remaining 19.1% of our outstanding Common Shares.
Critical Accounting Policies
Valuation of Investments
Our investments consist primarily of investments in senior and subordinated debt of private middle market U.S. companies and are presented in our unaudited consolidated financial statements at fair value. See Note 3. Investments for more information on our investments. As described more fully in Note 2. Significant Accounting Policies and Note 5. Fair Value of Financial Instruments, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board of Trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and through the consistent application of, the valuation policy and procedures approved by our Board of Trustees, based on, among other things, the input of Guggenheim and any independent third-party valuation firms.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Investments classified as Level 3 fair value	$310,827	$133,200
Total fair value of investment portfolio	$381,054	$275,084
Total assets	$406,590	$305,432
% of investment portfolio classified as Level 3 fair value	81.6%	48.4%
% of total assets classified as Level 3 fair value	76.4%	43.6%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2017 and December 31, 2016 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted. For instance, a 5% increase in the fair value of our Level 3 investments as of September 30, 2017, assuming all other estimates remain unchanged, would result in a $15.5 million increase in net change in unrealized appreciation on investments, a less than $0.1 million increase in the investment advisory fee payable to Guggenheim, a $3.1 million increase in performance-based incentive fee recorded on the statement of operations, a $12.2 million net increase in net assets resulting from operations, a $0.45 increase in earnings per Common Share, and a $0.42 increase in net asset value per Common Share. Comparatively, a 5% increase in the fair value of our Level 3 investments as of December 31, 2016, assuming all other estimates remain unchanged, would result in a $6.7 million increase in net change in unrealized appreciation on investments, a $0.1 million increase in the investment advisory fee payable to Guggenheim, a $1.3 million increase in performance-based incentive fee recorded on the statement of operations, a $5.2 million net increase in net assets resulting from operations, a $0.42 increase in earnings per Common Share, and a $0.25 increase in net asset value per Common Share.
Management Fees
See Note 2. Significant Accounting Policies.
New Accounting Standards
See Note 2. Significant Accounting Policies.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments.
In 2015, we initially entered into the Prior Investment Advisory Agreement and a Prior Administrative Services Agreement with CCA and, to a limited extent, an Investment Sub-Advisory Agreement with CCA and Guggenheim. See Note 6. Related Party Agreements and Transactions for a more detailed description of these investment advisory agreements.
Due to CCA's resignation as investment advisor on August 10, 2017, we have incurred transition costs in connection with the CCA resignation and the process of reviewing and selecting Guggenheim as the successor investment advisor. As of September 30, 2017, we have incurred approximately $0.7 million in transition costs, all of which are to be reimbursed by WPC and Guggenheim.
If the new Interim Investment Advisory Agreement is terminated, our costs may increase under any replacement investment advisory agreement that we subsequently enter into. We would also likely incur expenses in identifying and evaluating candidates to provide the services we expect to receive under any successor investment advisory agreement and administrative services agreement. Any successor investment advisory agreement would also be subject to approval by our shareholders.

In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of September 30, 2017 and December 31, 2016, we had borrowed $150.0 million and $126.0 million, respectively, and such amounts are due and payable no later than December 17, 2019. See Note 7. Borrowings.
Related Party Transactions
We have entered into agreements with Guggenheim whereby we agreed to pay certain fees to, and to reimburse certain expenses of Guggenheim for investment advisory services and investment-related and administrative costs incurred on our behalf. See Note 6. Related Party Agreements and Transactions for a discussion of related party transactions, investment advisory fee and reimbursement of administrative services expenses.
Organization and Offering Expenses and Reimbursement Arrangements with Guggenheim
See Note 6. Related Party Agreements and Transactions.
Reimbursement for Guggenheim Administrative Services Expenses
CCA served as the Master Fund's administrator from inception until September 11, 2017. Guggenheim has provided administrative services to the Master Fund since September 11, 2017. We have reimbursed CCA, and in future periods we will reimburse Guggenheim, for their expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of their actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse CCA or Guggenheim for rent, depreciation, utilities, capital equipment, or other administrative items allocated to controlling persons of CCA and Guggenheim.
Co-Investment Transactions
On June 28, 2016, the SEC issued an order to grant exemptive relief to the Master Fund which allows us to co-invest with certain of our affiliates in privately negotiated transactions, including investments originated and directly negotiated by CCA and Guggenheim, subject to a set of conditions and requirements. On September 22, 2017, and due to the CCA's resignation as investment advisor, we and Guggenheim filed a replacement request for SEC exemptive relief to permit co-investment with certain Guggenheim affiliates in privately negotiated transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 90.4% of our debt investments, or $344.2 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3 Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our variable rate debt investments, (ii) value declines for fixed rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 6. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of September 30, 2017, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) annualized interest expense associated with our floating rate credit facility, and (iii) the annualized net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (in thousands):

Basis Points (bps) Increase	Annualized Interest Income	Annualized Interest Expense	Annualized Net Increase
+ 50 bps	$1,556	$750	$806
+100 bps	3,101	1,500	1,601
+150 bps	4,652	2,250	2,402
+200 bps	6,203	3,000	3,203

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of  November 1, 2017, neither we, nor any of our subsidiaries, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
From time to time, we, our subsidiaries, our Advisor or Administrator may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims, and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors.
As of September 30, 2017, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 21, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	We sold 219,838 of unregistered Shares to GCIF-I and GCIF 2016T on August 4, 2017 for total and net consideration of $1.9 million. The proceeds were employed for operating and investment purposes.

(b)	Not applicable.

(c)	The following table provides information concerning our repurchase of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	—	—	—	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	151,000	$8.55	151,000	—
Total	151,000		151,000	—

(1)
The maximum number of Shares available for repurchase on September 26, 2017 , the termination date of the quarterly share repurchase program that was conducted in the quarter ended September 3, 2017, was 529,180.

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

GUGGENHEIM CREDIT INCOME FUND

Date:	November 7, 2017	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 7, 2017	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

3.1	Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10 as filed on November 5, 2014.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01117) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

10.1
Amended and Restated Investment Advisory Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99 (g)(1) filed with Post-Effective Amendment No. 5 to Carey Credit Income Fund - I's registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.) *

10.2
Amended and Restated Investment Sub-Advisory Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99 (g)(2) filed with Post-Effective Amendment No. 5 to Carey Credit Income Fund - I's registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.) *

10.3	Interim Investment Advisory Agreement between Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 15, 2017.)

10.4
Investment Advisory Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.1 filed with the Registrant's Form 8-K (File No. 814-01117) as filed October 23, 2017.)

10.5
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Form 10-Q as filed on May 12, 2017.) *

10.6	Administrative Services Agreement by and between Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Form 8-K on August 15, 2017.)

10.7
Custody Agreement by and between the Registrant, Carey Credit Income Fund 2015 A, Carey Credit Income Fund 2015 T, and U.S. Bank National Association. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.8
Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Carey Credit Income Fund 2016 T and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Carey Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.9
Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Form 8-K on August 15, 2017.)

10.10
Form of Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99 (k)(4) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File 333-198882) filed on July 17, 2015.) *

10.11
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Form 8-K on August 15, 2017.)

10.12
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

10.13	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017 (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	These items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the Company.