Form 10-K
period 2017-12-31
GUGGENHEIM CREDIT INCOME FUND
filed 2018-03-13
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Registrant’s telephone number, including area code: (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2017, non-affiliates held 0 of the outstanding common shares with an aggregate market value of $0.0 million based on a net asset value of $8.55 per common share.
The registrant had 29,151,096 common shares outstanding as of March 5, 2018.

Documents Incorporated by Reference
None.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to “Note” or “Notes” throughout this Report refer to the notes to the consolidated financial statements of the registrant in Part II. Item 8. Consolidated Financial Statements and Supplementary Data.
Unless otherwise noted, the terms “we,” “us,” “our,” the "Company," and “Master Fund” refer to Guggenheim Credit Income Fund (formerly Carey Credit Income Fund). Other capitalized terms used in this Report have the same meaning as in the accompanying consolidated financial statements presented in Part II. Item 8. Consolidated Financial Statements and Supplementary Data, unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as "Guggenheim" or the "Advisor" throughout this Report.

PART I
Item 1. Business.
Overview
We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and commenced our investment activities on April 2, 2015 with the seed equity capital provided by our two initial shareholders. We are a specialty finance investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We are externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis.
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
Our investment strategy is continuously focused on growing an investment portfolio that generate superior risk adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of Guggenheim to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value and its expected risks and rewards.
We primarily focus on the following investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds, and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.

•
Subordinated Debt. Subordinated debt investments are subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security with the principal due at maturity.

•
Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or inconstant dividends and realized gains on dispositions of such investments.

We intend to meet our investment objectives by investing primarily in large, privately-negotiated loans to private middle market U.S. companies. Specifically, we expect a typical borrower to have earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $25 million to $100 million and annual revenue ranging from $50 million to $1 billion. We seek to invest in businesses that have a strong reason to exist and have demonstrated competitive and strategic advantages. These companies generally possess distinguishing business characteristics, such as a leading competitive position in a well-defined market niche, unique brands, sustainable profitability and cash flow, and experienced management. We anticipate that a majority of our investments will be classified as senior debt in a borrower’s capital structure and have repayment priority over other parts of a borrower’s capital structure (i.e., subordinated debt, preferred and common equity). By investing in a more senior attachment point of a borrower's capital structure, we expect to protect our principal with less risk, which we believe provides for a distinctive risk / return profile as compared to that of a typical middle market or private equity alternative investment.
In addition to privately-negotiated loans, we invest in more broadly syndicated assets, such as bank loans and corporate bonds. Our portfolio is more heavily weighted towards floating-rate investments, whose interest payment obligations may increase in a rising interest rate environment. We may also invest in fixed-rate investments, options, or other forms of equity participation, and, to a limited extent and not as a principal investment strategy, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”). We seek to make investments which have favorable characteristics, including closing fees, prepayment premiums, lender-friendly control provisions, and lender-friendly covenants.
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
Our investment strategy leverages the skills and depth of Guggenheim's research team and credit investment platform which features a relative value perspective across all corporate credit asset types. We believe these elements create a larger, proprietary opportunity set and increase the potential for the generation of a wide spectrum of value-risk investment ideas. We intend for our investment strategy to access investments with attractive combinations of reward and risk, better economics and stronger lender protections than those offered in traditional loan transactions. We also intend to deploy our direct loan origination investment platform and apply it to our portfolio company business relationships.
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

We will continue to borrow money from time to time within the borrowing limits stipulated by the 1940 Act, which generally allows us to incur leverage of up to 50% of our total assets, less liabilities and indebtedness not represented by senior securities. The use of borrowed funds and/or the proceeds of preferred stock offering to finance investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by our shareholders.
Investment Advisor and Investment Advisory Agreement and Administrative Services Agreement
About Our Advisor
Our investment advisor is Guggenheim, which is responsible for the overall management of our investment activities, and the day-to-day management of our investment portfolio. Under the overall supervision of our Board of Trustees, Guggenheim provides (i) investment advisory services under an investment advisory agreement with us ( the “Investment Advisory Agreement”), and (ii) administrative services under an administrative services agreement with us (the “Administrative Services Agreement”). See “Investment Advisory Agreement and Administrative Services Agreement.” Since our inception through September 10, 2017, Guggenheim served as our investment sub-advisor alongside Carey Credit Advisors, LLC ("CCA") serving as our investment advisor. Guggenheim was appointed as the successor advisor subsequent to the resignation of CCA. See Note 1. Principal Business and Organization for a discussion of investment advisor changes in 2017.
Guggenheim Investments represents the investment management businesses of Guggenheim Partners, LLC ("Guggenheim Partners") and includes Guggenheim, an SEC-registered investment adviser. Guggenheim Partners is a privately-held, global financial services firm with over 2,300 employees and more than $305 billion in assets under management as of December 31, 2017. It produces customized solutions for its clients, which include institutions, governments and agencies, corporations, insurance companies, investment advisors, family offices, and individual investors.
Guggenheim Investments manages $251 billion in assets across fixed income, equity, and alternatives as of December 31, 2017. Its 300+ investment professionals perform research to understand market trends and identify undervalued opportunities in areas that are often complex and underfollowed. This approach to investment management has enabled Guggenheim to deliver long-term results to its clients.

Within Guggenheim Investments is the Guggenheim Corporate Credit Team, which is responsible for all corporate credit strategies and asset management of $88 billion. A unified credit platform is utilized for all strategies and is organized by industry as opposed to asset class, which increases its ability to uncover relative value opportunities and to identify and source opportunities. The scale of the platform, combined with the expertise across a wide range of industries and in-house legal resources, allows Guggenheim to be a solution provider to the market and maintain an active pipeline of investment opportunities.
Investment Advisory Agreement and Administrative Services Agreement
Under the terms of the Investment Advisory Agreement, Guggenheim is responsible for the following investment advisory activities:

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
These investment advisory activities are carried out by Guggenheim's investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Each investment that we make requires the approval of Guggenheim's investment committee. Certain affiliated co-investment transactions may require the additional approval of our Independent Trustees Committee.
We pay management and incentive fees to Guggenheim for its services under the Investment Advisory Agreement. We believe that this fee structure benefits our shareholders by aligning the compensation of Guggenheim with our overall investment performance. The cost of management and incentive fees is ultimately borne by our shareholders.
Guggenheim's compensation arrangement was approved by our Board of Trustees, consistent with the exercise of the requisite standard of care applicable to trustees under Delaware law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided, or whether we make distributions to our shareholders.
We also reimburse Guggenheim for the administrative expenses necessary for its provision of administrative services to us pursuant to an Administrative Services Agreement. See Note 6. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services. Such costs are allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse Guggenheim for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of Guggenheim.
Business Development Company Requirements
BDCs are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, BDCs are subject to certain provisions of the 1940 Act and the Exchange Act. BDCs are provided greater flexibility under the 1940 Act, as compared to other investment companies, in selecting their portfolio companies and portfolio diversification, issuing securities, leverage, and compensating their investment advisors. BDCs may be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC's directors or trustees be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we, operating as a BDC, may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines a majority of the outstanding voting securities as the lesser of: (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.
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
We must offer managerial assistance to our eligible portfolio companies (“EPCs”). This managerial assistance may include monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our EPCs, and providing other organizational and financial guidance. Our Advisor or our administrator make available such managerial assistance, on our behalf, to our EPCs, whether or not they request this managerial assistance. We may receive fees for these services and will reimburse our Advisor for its allocated costs in providing such managerial assistance, subject to review and approval by our Board of Trustees.

We are generally not permitted to make any co-investments with Guggenheim or any of its affiliates, without an exemptive order from the SEC. We may, however, invest alongside Guggenheim and its affiliates' other clients in certain circumstances where doing so is consistent with applicable law and SEC's staff interpretations. For example, we may invest alongside such other client's accounts consistent with guidance promulgated by the SEC staff permitting us and such other client's accounts to purchase interests in a single class of privately placed securities provided certain conditions are met, including that Guggenheim, acting on our behalf or on behalf of other clients, does not negotiate any business terms other than price. We may also invest alongside Guggenheim's respective other clients as otherwise permissible under regulatory guidance, applicable regulations, and Guggenheim's investment allocation policies. On June 28, 2016, the SEC issued its initial order of exemptive order which granted us exemptive relief permitting us, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim. On January 30, 2018, the SEC issued its order of exemptive relief in connection with our second application for exemptive relief for certain co-investment transactions.
Available Information
We will supply to any shareholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. All of our filings can also be obtained for free on the SEC’s website at www.sec.gov.

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
RISKS RELATED TO OUR BUSINESS
Our ability to achieve our investment objectives depends on the Advisor's ability to manage and support our investment process. If the Advisor were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objectives could be significantly harmed.
We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill, and network of business contacts of our Advisor to achieve our investment objectives. Our Advisor evaluates, negotiates, structures, executes, monitors, and services our investments. Our success will depend to a significant extent on the continued service and coordination of our Advisor, including its key professionals. The departure of a significant number of key professionals from Guggenheim could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives also depends on the ability of our Advisor to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisor's capabilities in structuring the investment process, providing competent, attentive, and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, our Advisor may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisor may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
In addition, the Investment Advisory Agreement has termination provisions that allow the agreement to be terminated by us upon 60 days’ notice if the Master Fund’s Board of Trustees or holders of a majority of the Master Fund’s outstanding common shares so direct. The Investment Advisory Agreement may be terminated at any time, without penalty, by Guggenheim upon 120 days’ notice to the Master Fund. The termination of the Investment Advisory Agreement may adversely affect the quality of our investment opportunities and it may be difficult for the Master Fund to replace Guggenheim.
Because our business model depends to a significant extent upon relationships with corporations, financial institutions, and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Guggenheim will depend on its relationships with corporations, financial institutions, and investment firms, and we rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If Guggenheim fails to maintain its existing relationships, or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Guggenheim has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns, and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds, and private credit funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles continue to increase their investment focus in our target market of privately-owned U.S. companies. Moreover, we have experienced, and may continue to experience, increased competition from banks and investment vehicles who may continue to lend to the middle market, including lending activity in our target market of privately-owned U.S. companies. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market for private companies. As a result of these new entrants and regulatory incentives, competition for investment opportunities in privately-owned U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification, and distribution requirements we must satisfy to maintain our regulated investment company ("RIC" or "RICs") status under Subchapter M of the Code. The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.
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
The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any year, is to a degree subjective, and our Advisor has a conflict of interest in making recommendations of fair value. We will value these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and based on input from our Advisor and our Audit Committee. Our Board of Trustees may utilize the services of independent third-party valuation firms to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow, current market interest rates, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Trustees may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Advisor and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Although interest rates are expected to begin to rise, the current historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base interest rate) and typically, every three months, the base interest rates are reset to then prevailing three-month LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information on the impact interest rate changes could have on our results of operations.
We may be subject to a greater risk of rising interest rates due to the current period of historically low rates. Increases in interest rates may cause the value of our investments to decline and this decrease in value may not be offset by higher income from new investments. A general rise in interest rates may cause investors to move out of fixed-income securities on a large scale, which could adversely affect the price and liquidity of fixed-income securities.
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria, and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria, and strategies would have on our business, net asset value, operating results, and the value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing our capital and we may invest our capital in ways that our investors may not agree with.
Certain investment analysis and decisions by the Advisor may be undertaken with limited information.
Given the nature of our investments, the same level of information that would exist for a publicly-traded company may not be available to the Advisor. Therefore, at times, the Advisor may be forced to make investment decisions with limited information regarding factors that may adversely affect an investment.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Most recently, the current federal administration has called for significant changes in U.S. trade, individual and corporate taxation, healthcare, immigration, foreign and government regulatory policies. In this regard, there is significant uncertainty with respect to legislation, regulation and government policies at the federal level, as well as at the state and local government levels. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of our Advisor. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies.

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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisor. The following are risks associated with our investments:

•
Senior Secured Loans, Senior Unsecured Loans and Second Lien Loans. Senior loans hold the most senior position in the capital structure of a business entity, and are typically secured with specific collateral.  When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Senior unsecured loans are structured as loans that are not subordinate in right of payment to any other debt incurred by the borrower under such loan, but are not secured with any collateral that could help ensure repayment of the loan. In the event of non-payment by a borrower of a senior unsecured loan, the lender may be unable to collect the unpaid balance because there is no specific collateral on which the lender can foreclose. In particular, if there are also any outstanding secured loans, the lender of such loans may be able to foreclose on the collateral securing such loans, and such proceeds may be applied towards the repayment of such secured loans before any remaining proceeds may be applied towards repayment of senior unsecured loans. Consequently, senior unsecured loans may be subject to a greater risk of non-payment in the event of default than secured loans, particularly during periods of deteriorating economic conditions.

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

•
Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisor. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.
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
Although we intend to generally structure certain of our investments as senior debt, if one of our portfolio companies were to file for bankruptcy proceedings, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or the Advisor sat on the board of trustees of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors.
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
While we intend to be diversified across industry sectors, a decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, or a sustained decline in demand for such commodities may adversely impact the financial performance or prospects of energy or other commodity-focused companies in which we may invest. Energy and other commodity-focused companies are subject to supply and demand fluctuations in the markets they serve which will be impacted by a wide range of factors, including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion of natural gas, natural gas liquids, crude oil or coal production, rising interest rates, declines in domestic or foreign production of natural gas, natural gas liquids and crude oil, accidents or catastrophic events and economic conditions, among others.
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

•
The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of subordinated incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

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
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies, therefore our investment portfolio may be subject to additional risks, which may not be promptly identified by our Advisor.
Investments in the securities of private investment funds may also involve duplication of investment advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our investment advisory fees and other expenses, and also indirectly bear a pro rata portion of the investment advisory fees, performance-based allocations, and other expenses borne by us as an investor in the private investment funds.

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

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, trustees, and members of the Advisor's management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and we may lose money on our investments.
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
We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisor, or any of its affiliates have material nonpublic information regarding such portfolio company, or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisor's allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Shares. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisor.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$372.4 million in income earning total assets at the beginning of 2018;

•	$150.0 million in senior securities outstanding at the beginning of 2018;

•	$248.5 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 4.24% for 2018 (the stated interest rate is 3 month LIBOR+2.65%).
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

						Breakeven
Assumed return on our portfolio (net of expenses)	-10.00%	-5.00%	0.00%	5.00%	10.00%	1.71%
Corresponding return to shareholders	-17.55%	-10.05%	-2.56%	4.93%	12.43%	0.00%
The illustrative results in the table above indicate that an assumed -5.00% annual return on our earning assets in 2018 would hypothetically result in a -10.05% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2018 would hypothetically result in a 4.93% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 1.71% in 2018 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2018.
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
              Our or our subsidiary's failure to comply with the covenants set forth in the financing arrangement could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources for a more detailed discussion of the terms of our financing arrangements.
Pending legislation may allow us to incur additional leverage.
As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation that has been proposed in the U.S. Congress, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase.
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

The Advisor's decision to securitize loans may impact the Feeder Funds.
A decision by our Advisor to securitize loans may affect the Feeder Funds in the following ways: (i) the securitization vehicle may be required to have separate financial statements, (ii) the securitized loans and/or the investment in the securitization vehicle would be included in the Company's 30% "bucket" of Qualifying Assets (i.e. not a Qualified Asset), and (iii) securitization involves added fees and costs.
RISKS RELATED TO OUR ADVISOR AND ITS AFFILIATES
The Advisor and its affiliates, including our officers and some of our Trustees, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
The Advisor and its affiliates will receive substantial fees from us in return for its services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Advisor). These compensation arrangements could affect our Advisor's or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Advisor to earn increased investment advisory fees.
The time and resources that individuals associated with the Advisor devote to us may be diverted, and we may face additional competition due to the fact that Guggenheim is not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Advisor currently manages other investment entities and is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisor devotes to us may be diverted, and during times of intense activity in other programs, it may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
The Advisor will experience conflicts of interest in connection with the management of our business affairs.
Our Advisor will experience conflicts of interest in connection with the management of our business affairs, including those relating to the allocation of investment opportunities by the Advisor and its affiliates; compensation to the Advisor; services that may be provided by the Advisor and its affiliates to issuers in which we invest; investments by us and other clients of the Advisor, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Advisor; differing recommendations given by the Advisor to us versus other clients; the Advisor's use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Advisor's use of “inside information” with respect to potential investments by us.
The Advisor may face conflicts of interest with respect to services performed for issuers in which we invest.
The Advisor and its affiliates may provide a broad range of financial services to companies in which we invest, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of the Advisor may act as underwriters or placement agents in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by the Advisor for providing these services will not be shared with us and may be received before we realize a return on our investment. The Advisor may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.
The Advisor has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.
Because our Advisor manages assets for other investment companies, pooled investment vehicles, and/or other accounts (including institutional clients, pension plans, and certain high net worth individuals), certain conflicts of interest are present. For instance, the Advisor may receive fees from certain accounts that are higher than the fees received by the Advisor from us, or receive a more favorable performance-based fee on certain accounts. In those instances, a portfolio manager for the Advisor has an incentive to favor the higher fee and/or higher performance-based fee accounts over us. In addition, a conflict of interest exists to the extent the Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in the Advisor’s employee benefit plans. The Advisor has an incentive to favor these accounts over us. Our Board of Trustees will be responsible for monitoring these conflicts.
The Advisor is not restricted from entering into other investment advisory relationships; the Advisor’s actions on behalf of its other accounts and clients may be adverse to us and our investments.
The Advisor manages assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by the Advisor on behalf of its Advisor Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, and, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Advisor Funds (including us). As a further example, the Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.
Our Advisor will face restrictions on its use of inside information about existing or potential investments that it acquires through its relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.
In the course of performing its duties, the members, officers, directors, employees, principals, or affiliates of our Advisor may come into possession of material, non-public information. The possession of such information may be detrimental to us, limiting the ability of our Advisor to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisor may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by Guggenheim’s information-sharing policies and procedures, or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisor to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisor's other businesses. Additionally, there may be circumstances in which one or more individuals associated with the Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Advisor.
We may be obligated to pay our Advisor incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
The Investment Advisory Agreement entitles Guggenheim to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay Guggenheim an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (i.e., PIK income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisor is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never received as a result of a subsequent default, and such circumstances would result in our paying a subordinated incentive fee on income we never receive. PIK income will be counted toward the incentive fee that we are obligated to pay our Advisor, even though we do not receive the income in the form of cash.
The quarterly incentive fee on income that we pay is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income on adjusted capital over multiple quarters in arrears, which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year, or any combination of prior periods.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our ability to be subject to tax as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to incur a subordinated incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Our incentive fee may induce our Advisor to make speculative investments.
The incentive fee payable by us to Guggenheim may create an incentive for our Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Advisor to use leverage to increase the leveraged return on our investment portfolio.
In addition, the fact that our base investment advisory fee is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage our Advisor to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our Shares.

Our ability to enter into transactions with our affiliates will be restricted.
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is considered a joint transaction), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Advisor or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We received an exemptive order from the SEC that permits us to, among other things, co-invest in privately-negotiated transactions alongside other funds, including funds managed by Guggenheim and certain of its affiliates. Our exemptive order is subject to certain terms and conditions. Accordingly, when we co-invest in privately-negotiated transactions with other accounts or other entities managed by Guggenheim, those transactions will be subject to the various conditions contained in the SEC exemptive order pertaining to co-investment transactions. However, if we co-invest in transactions with other accounts or other entities managed by Guggenheim which are not subject to the various conditions contained in our exemptive order, then those transactions will be subject to the limited circumstances currently permitted by applicable SEC staff guidance and interpretations. We have adopted Guggenheim’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by Guggenheim. Such allocation policy provides that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment. The adoption of this allocation policy will ensure that we will be presented with all investment opportunities that fit within our investment strategy and that we will have the ability to invest in those opportunities alongside other Guggenheim clients on equal terms.
In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisor will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an affiliate's other client holds a controlling interest.
We may make investments that could give rise to a conflict of interest.
We do not expect to invest in, or hold securities of, companies that are controlled by our affiliates’ other clients. However, an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, our Advisor may be unable to implement our investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisor may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisor may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other clients hold a different class of securities than us as a result of such transactions, our interests may not be aligned.
The recommendations given to us by the Advisor may differ from those rendered to its other clients.
The Advisor and its affiliates may give advice and recommend securities to other clients that may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
Our Advisor's liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Our Advisor has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and its assets will not be available to satisfy our debts and obligations. The Advisor will not be responsible for any action of our Board of Trustees in declining to follow our Advisor's advice or recommendations. Pursuant to the Investment Advisory Agreement, our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the Investment Advisory Agreement (absent willful misfeasance, bad faith, gross negligence, or reckless disregard in the performance of their duties). We have also agreed to indemnify, defend, and protect our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs, and expenses resulting from acts of our Advisor (not arising out of willful misfeasance, bad faith, gross negligence, or reckless disregard in the performance of their duties). These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our Advisor is party to a settlement agreement with the SEC and is subject to remedial sanctions and a cease-and-desist order.
In August 2015, our Advisor settled all matters relating to an investigation by the SEC, including matters relating to a failure to disclose a potential conflict of interest in connection with a $50 million loan that a senior executive received from an advisory client and inadvertently billing management fees of $6.5 million to non-managed assets of one client. Our Advisor neither admitted nor denied the findings contained in the SEC order. In connection with implementing the settlement agreement, remedial sanctions and a cease-and-desist order have been entered against our Advisor. Additionally, the SEC censured our Advisor and ordered it to pay a $20 million civil penalty. This settlement does not impose any restrictions on our Advisor’s future business activities.
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
As a result of our need to satisfy the annual distribution requirement in order to be subject to tax as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage is at least equal to any then-current asset coverage requirements under the 1940 Act. Pending legislation could reduce the asset coverage requirements for BDCs, and if this occurs, we may incur increased leverage and be subject to additional risk. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
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
The net proceeds from the sale of Shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses, such as management fees, incentive fees, and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we will be required to distribute dividends for U.S. federal income tax purposes each taxable year generally of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders in order to maintain our ability to be subject to tax as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason, we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
Our Shares are not be listed on an securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent our shareholders are able to sell their Shares under the share repurchase program, our shareholders may not be able to recover the amount of their investment in our Shares.
Our Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Shares at a price that is estimated to be equal to our net asset value per share as of the end of the preceding calendar quarter, which may be lower than the price that some or all of our shareholders paid for our Shares. As a result, to the extent our shareholders have the ability to sell their Shares pursuant to our share repurchase program, the price at which our shareholders may sell Shares may be lower than the amount they paid in connection with the purchase of our Shares.
We may be unable to invest a significant portion of our investment capital on acceptable terms in an acceptable timeframe.
Delays in investing our capital may impair our performance. We cannot assure you that we will be able to identify investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before making investments, we may invest available capital primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

Your interest in us may be diluted if we issue additional Shares, which could reduce the overall value of an investment in us.
You do not have preemptive rights to any Shares we issue in the future. Our Declaration of Trust authorizes us to issue up to 1,000,000,000 Shares. Pursuant to our Declaration of Trust, a majority of our entire Board of Trustees may amend our Declaration of Trust to increase our authorized Shares without shareholder approval. Our Board of Trustees may elect to sell additional Shares in the future. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your Shares.
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
The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income, or any increase in losses from levels expected by investors;

•	departure of our Advisor or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.
FEDERAL INCOME TAX RISKS
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source, and asset diversification requirements.
The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends for U.S. federal income tax purposes to our shareholders each taxable year an amount generally at least equal to 90% of the sum of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M of the Code. Upon satisfying this requirement, we would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional distribution requirement in respect of each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income or excise tax.
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
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material averse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest provisions, secondary market purchase of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), each taxable year we must include a portion of the OID that accrues over the life of the obligation in our taxable income, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current taxable year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. The resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution, as well as the amount of our distributions and, as such, could have a material adverse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
Portfolio investments held by us may present special tax issues.
Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when a taxpayer may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders in connection with maintaining our RIC tax status or precluding the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders.

Item 1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor's office facilities are suitable and adequate for our business.
Item 3. Legal Proceedings.
At March 5, 2018, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
From time to time, we, our subsidiary, or Guggenheim may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims, and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no established public trading market for our Shares.
Holders
In December 2014, CCA and an affiliate of Guggenheim each invested, or caused to be invested, $25.0 million in shares of the Master Fund (the "Seed Capital Investments"). The Shares issued by us to the providers of our Seed Capital Investments and the Shares issued by us in a series of Private Offerings possess identical characteristics, rights, priorities, and preferences. No Shares have been authorized for issuance under any equity compensation plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. As of March 5, 2018, we had four record holders of our Shares consisting of the two initial shareholders that provided Seed Capital Investments and two Feeder Funds.
Unregistered Sale of Equity Securities
During the year ended December 31, 2017, we sold 8,285,299 Shares to two Feeder Funds and received $70.7 million in equity capital. Our Shares were sold at prices ranging from $8.49 to $8.59 per Share based on the then current net asset value. The proceeds from the sale of Shares were primarily deployed to acquire investments in portfolio companies.
Share Repurchase Program
      The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
Registrant's Purchases of Equity Securities
We did not repurchase any of our Shares in the fourth quarter of fiscal year ending December 31, 2017.
Distributions
Distributions to our shareholders are governed by our declaration of trust and the timing and amount of our periodic distributions are determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution.
For the year ended December 31, 2017, we declared and paid monthly distributions totaling $0.59 per Common Share. See Note 11. Distributions for the history of distributions declared for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015.
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2017, all of the distributions that we paid to our shareholders were covered by taxable income (ordinary income and realized capital gains) for federal income tax purposes (i.e. none of the paid distributions were determined to be a return of capital). See Note 12. Taxable/Distributable Income.
Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report (in thousands, except per share amounts):

	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016	As of and for the Year Ended December 31, 2015	As of December 31, 2014
Consolidated Statements of Operations data:
Investment income	$30,909	$12,408	$3,355	$—
Operating expenses
Total expenses before management fees waiver and reimbursement of advisor transition costs	17,989	9,830	2,534	—
Management fees waiver	(20)	—	(872)	—
Reimbursement of advisor transition costs	(798)	—	—	—
Total expenses	17,171	9,830	1,662	—
Net investment income	13,738	2,578	1,693	—
Net realized and unrealized gains (losses)	3,970	8,330	(5,646)	—
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)	$—
Per share data:
Net investment income per Common Share outstanding - basic and diluted	$0.50	$0.21	$0.30	$—
Earnings (loss) per Common Share - basic and diluted	$0.64	$0.88	$(0.71)	$—
Distributions per Common Share	$0.59	$0.24	$0.30	$—
Other data:
Total investment return (1)	7.80%	9.14%	(7.91)%	—%
Number of portfolio companies at year end	70	55	32	—
Purchases of investments	$238,763	$267,620	$102,158	$—
Investment sales and paydown activity for the year	$148,602	$79,817	$18,449	$—
Consolidated Statements of Assets and Liabilities data:
Total assets	$400,687	$305,432	$88,726	$50,000
Credit facility payable, net of financing costs	$148,988	$124,505	$37,038	$—
Net assets	$248,481	$178,066	$46,704	$50,000
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
Revenues
We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have expected maturities of one to eight years, although we have no lower or upper constraint on maturity, and typically earn interest at floating and fixed interest rates. Interest on our debt securities is generally payable to us quarterly or semi-annually. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the respective maturity dates. In addition, we may generate revenue in the form of dividends from preferred and common equity investments, amortization of original issue discount, prepayment fees, commitment fees, origination fees, and fees for providing significant managerial assistance.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of December 31, 2017 and December 31, 2016 and (ii) for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands, except per share amounts):

	As of
	December 31, 2017	December 31, 2016
Total assets	$400,687	$305,432
Adjusted total assets (total assets net of payable for investments purchased)	$400,687	$304,339
Investments in portfolio companies, at fair value	$372,434	$275,084
Borrowings	$150,000	$126,000
Net assets	$248,481	$178,066
Net asset value per Common Share	$8.52	$8.47
Leverage ratio (borrowings/adjusted total assets)	37.4%	41.4%

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Average net assets	$233,765	$101,825	$49,119
Average borrowings	$142,615	$67,000	$16,385
Cost of investments purchased	$238,763	$267,620	$102,158
Sales of investments	$56,581	$44,048	$17,771
Principal payments	$92,021	$35,769	$678
Net investment income	$13,738	$2,578	$1,693
Net realized gains	$3,344	$563	$42
Net change in unrealized appreciation (depreciation)	$626	$7,767	$(5,688)
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Total distributions to shareholders	$16,678	$3,685	$1,703
Net investment income per Common Share - basic and diluted	$0.50	$0.21	$0.30
Earnings (loss) per Common Share - basic and diluted	$0.64	$0.88	$(0.71)
Distributions per Common Share	$0.59	$0.24	$0.30
Portfolio and Investment Activity for the Years ended December 31, 2017, December 31, 2016 and December 31, 2015
We commenced investment operations on April 2, 2015. The following tables presents our investment sourcing activity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (dollars in thousands):

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage	Amount	Percentage
Direct origination	$165,960	69.5%	$137,376	51.3%	$—	—%
Primary issuance	58,387	24.5%	83,807	31.3%	57,445	56.2%
Secondary market transactions	14,416	6.0%	46,437	17.4%	44,713	43.8%
Total investment activity	238,763	100.0%	267,620	100.0%	102,158	100.0%
Investments sold or repaid	(148,602)		(79,817)		(18,449)
Net investment activity	$90,161		$187,803		$83,709

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Portfolio companies at beginning of year	55	32	—
Number of added portfolio companies	35	54	39
Number of exited portfolio companies	(20)	(31)	(7)
Portfolio companies at year end	70	55	32

Number of debt investments at year end	99	75	38
Number of equity/other investments at year end	3	3	1

The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the year ending December 31, 2017 (in thousands):

	Balance as of January 1, 2017	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of December 31, 2017
Senior secured loans - first lien	$185,336	$147,320	$(101,659)	$3,365	$234,362
Senior secured loans - second lien	44,340	55,851	(19,299)	1,311	82,203
Senior secured bonds	11,631	14,700	(17,041)	1,754	11,044
Senior unsecured debt	12,870	20,661	(6,103)	1,787	29,215
Total senior debt	$254,177	$238,532	$(144,102)	$8,217	$356,824
Subordinated debt	20,628	—	(4,487)	(1,218)	14,923
Equity and other	279	231	(13)	190	687
Total	$275,084	$238,763	$(148,602)	$7,189	$372,434
_________________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.
The following tables present selected information regarding our investment portfolio as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
Weighted average portfolio company EBITDA (1)	$79,833		$99,760
Median portfolio company EBITDA(1)	$63,000		$84,450
Weighted average purchase price of investments (2)	97.6%		97.0%
Weighted average duration of debt investments (3)	0.5	years	0.6	years
Debt investments on non-accrual status as a percentage of amortized cost	0.9%		1.2%
Debt investments on non-accrual status as a percentage of fair value	0.9%		1.1%
Number of Debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	93.0%		90.7%
Percent of floating rate debt investments with interest rate floors (4)	96.8%		100.0%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	684	bps	654	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	7.0%		9.3%
Weighted average coupon rate	10.1%		9.8%
Weighted average years to maturity	3.9	years	4.9	years

Weighted average effective yields: (5)
Senior secured loans - first lien	8.2%		7.5%
Senior secured loans - second lien	10.5%		10.8%
Senior secured bonds	6.5%		7.0%
Senior unsecured debt	10.7%		11.5%
Subordinated debt	9.6%		8.5%
Total debt portfolio	8.9%		8.2%
_________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of December 31, 2017 or December 31, 2016. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amounts, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 1.56% for the 1 Month LIBOR to 1.84% for the 6 Month LIBOR on December 31, 2017. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017		December 31, 2016
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2017	$—	—%	$1,450	0.5%
2018	—	—	1,240	0.4
2019	11,616	3.1	7,654	2.8
2020	13,449	3.6	23,606	8.5
2021	35,237	9.4	66,021	23.7
2022	100,258	26.7	106,021	38.1
2023	140,897	37.6	62,183	22.3
2024	51,993	13.9	10,310	3.7
2025	21,250	5.7	—	—
Total	$374,700	100.0%	$278,485	100.0%
Results of Operations
We commenced investment operations on April 2, 2015, and therefore comparative operating results for the year ended December 31, 2015 are not representative of a full year of operations. Operating results for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Total investment income	$30,909	$12,408	$3,355
Total expenses	17,171	9,830	1,662
Net investment income	13,738	2,578	1,693
Net realized gains	3,344	563	42
Net change in unrealized appreciation (depreciation)	626	7,767	(5,688)
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)

Investment Income
Investment income consisted of the following components for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Interest income on debt securities:
Cash interest	28,411	$11,400	$3,065
PIK interest	288	37	98
Net accretion/amortization of discounts/premiums	1,294	683	65
Total interest on debt securities	29,993	12,120	3,228
Dividend income	—	37	99
Fee income	916	251	28
Total investment income	$30,909	$12,408	$3,355
The increase in investment income was driven by (i) the growth in the size of our portfolio and (ii) an increase in the yield on our portfolio of investments. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 average investments at cost was $344.1 million, $163.9 million and $45.7 million, respectively. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 yield on all investments at cost was 9.0%, 7.6% and 7.3%, respectively. For the years ended December 31, 2016 and December 31, 2015, dividend income consisted of PIK dividends on one preferred stock investment. The issuer of the preferred stock ceased paying preferred dividends beginning in April 2016.
Our fee income is comprised of the following fee classifications and is considered nonrecurring income (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Capital structuring fees	$315	$157	$—
Administrative agency fees	56	—	—
Amendment/consent fees	210	44	13
Commitment fees/other	335	50	15
Total fee income	$916	$251	$28
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, total net assets, or total borrowings. Performance dependent expenses fluctuate independent of our size. Our year over year change in operating expenses is driven primarily by an increase in our variable expenses, as a result of an increase in our total assets and total borrowings, and our performance dependent expenses. Changes in our performance dependent expenses were driven by an overall change in net realized and unrealized gains. Results for the year ended December 31, 2015 do not represent a full year of operations and therefore comparative results to subsequent years may not be as relevant.

The table below shows a breakdown of our operating expenses for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Fixed operating expenses:
Related party reimbursements	$471	$384	$97
Trustees fees	467	367	103
Professional services fees (1)	976	1,065	576
Other expenses	249	453	133
Advisor transition costs (2)	798	—	—
Total fixed operating expenses	2,961	2,269	909

Variable operating expenses:
Interest expense (related party)	—	—	188
Interest expense	6,535	3,354	70
Administrative services (3)	194	121	66
Investment advisory fee	7,396	3,473	1,274
Custody services	85	77	27
Total variable operating expenses	14,210	7,025	1,625

Performance dependent expenses:
Performance-based incentive fee (before fee waiver)	818	536	—
Total performance dependent expenses	818	536	—

Total expenses before management fees waiver and advisor transition costs reimbursement	$17,989	$9,830	$2,534
_________________

(1)
Professional services fees includes the expenses for third party service providers such as internal and independent auditors, chief compliance officer, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(2)	Related parties have committed to reimburse the Master Fund for all advisor transition costs. These costs are associated with our change in investment advisors and are not a recurring cost.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The composition of our interest expense for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, is reported in Note 7. Borrowings. Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 4.24% as of December 31, 2017. Interest expense in the table above also includes all applicable undrawn fees and unused commitment fees as described in Note 7. Borrowings.
Net Realized Gain (Loss)
For the year ended December 31, 2017, we had dispositions and principal repayments of $148.6 million, resulting in net realized gains of $4.8 million , derived mainly from principal repayments on investments that featured call protection provisions. We also had realized losses from our foreign currency forward contracts of $1.3 million primarily due the depreciation of the U.S. Dollar. For the year ended December 31, 2016, we had dispositions and principal repayments of $79.8 million, resulting in net realized gains of $0.6 million. For the year ended December 31, 2015, we had dispositions and principal repayments of $18.4 million, resulting in less than $0.1 million of net realized gains.

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the components of total realized gains (losses) were comprised of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Investments	$4,790	$560	$42
Foreign currency forward contract	(1,327)	—	—
Foreign currency transactions	(119)	3	—
Net realized gains	$3,344	$563	$42
Changes in Unrealized Appreciation (Depreciation)
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the components of total net changes in unrealized appreciation and depreciation were comprised of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Investments	$817	$7,775	$(5,688)
Foreign currency forward contract	(191)	(8)	—
Net change in unrealized appreciation (depreciation)	$626	$7,767	$(5,688)
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Unrealized appreciation on all investments (1)	$5,096	$8,759	$255
Unrealized depreciation on all investments (1)	(4,279)	(984)	(5,943)
Total net change in unrealized appreciation (depreciation) on all investments	$817	$7,775	$(5,688)

Unrealized appreciation on Level 3 investments only (1)	$4,430	$1,709	$123
Unrealized depreciation on Level 3 investments only (1)	(2,022)	(696)	(2,586)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$2,408	$1,013	$(2,463)
__________________

(1)	Amounts are net of any reclassification of realized gain or loss on investments.
Cash Flows for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, net cash used in operating activities was $77.3 million, $191.0 million and $78.0 million, respectively, which was concentrated in the acquisition of investments, net of sales and paydowns.
Net cash provided by financing activities during the year ended December 31, 2017 was $76.7 million, which primarily consisted of equity capital raise of $70.7 million and credit facility borrowings of $24.0 million reduced by distributions of $16.7 million to shareholders.
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
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 8.34% increase in the value of their investment, or an annualized return of 2.66%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, and the period from commencement to December 31, 2017. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		Year Ended December 31,			Since Commencement
Company	Date Operations Commenced (2)	2017	2016	2015	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	7.80%	9.14%	(7.91)%	8.34%	2.66%
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

(2)	Commencement of operations represents the date that we sold our initial Common Shares.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2017, we had fifteen unfunded commitments totaling $8.1 million as compared to eight unfunded commitments totaling $11.7 million as of December 31, 2016. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include: (i) the sale of our Shares to affiliated Feeder Funds, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends, and transaction fees earned from investment in portfolio companies, and (iv) principal repayments and sale proceeds from our investments.
Our primary uses of cash may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders, and (v) periodic repurchases of our Shares pursuant to our quarterly share repurchase program.
As of December 31, 2017 we had $25.6 million of cash (including restricted cash but excluding cash pledged as collateral in connection with our foreign currency forward contracts) on hand and approximately $25.0 million of unused borrowing capacity to cover $8.1 million in unfunded investment commitments.
As of December 31, 2016 we had $26.2 million of cash (including restricted cash but excluding cash pledged as collateral in connection with our foreign currency forward contracts) on hand and approximately $26.0 million of unused borrowing capacity to cover $11.7 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (in thousands):

	December 31, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$150,000	$—	$150,000	$—	$—
Interest on borrowings (1) (2)	12,627	6,446	6,181	—	—
Unused commitment fee (1)	243	243	—	—	—
Total - Financings	$162,870	$6,689	$156,181	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$160,553	$—	$—	$160,553	$—
GCIF-I (3)	40,573	—	—	—	40,573
Total Liquidation of Feeder Funds' Investments	$201,126	$—	$—	$160,553	$40,573
________________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of December 31, 2017 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after December 31, 2017 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of December 31, 2017. GCIF 2016T and GCIF-I have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of December 31, 2017, GCIF 2016T owned 64.6% of our outstanding Common Shares and GCIF-I owned 16.3% of our outstanding Common Shares. The two initial investors accounted for the remaining 19.1% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Investments classified as Level 3 fair value	$308,212	$133,200
Total fair value of investment portfolio	$372,434	$275,084
Total assets	$400,687	$305,432
Percentage of investment portfolio classified as Level 3 fair value (1)	82.8%	48.4%
Percentage of total assets classified as Level 3 fair value	76.9%	43.6%
________________

(1)	For the year ended December 31, 2017, twelve investments were transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2017 and December 31, 2016 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted. For instance, a 5% increase in the fair value of our Level 3 investments as of December 31, 2017, assuming all other estimates remain unchanged, would result in a $15.4 million increase in net change in unrealized appreciation on investments, a $0.3 million increase in the investment advisory fee payable to Guggenheim, a $3.1 million increase in performance-based incentive fee recorded on the statements of operations, a $12.0 million net increase in net assets resulting from operations, a $0.44 increase in earnings per Common Share, and a $0.41 increase in net asset value per Common Share. Comparatively, a 5% increase in the fair value of our Level 3 investments as of December 31, 2016, assuming all other estimates remain unchanged, would result in a $6.7 million increase in net change in unrealized appreciation on investments, a $0.1 million increase in the investment advisory fee payable to Guggenheim, a $1.3 million increase in performance-based incentive fee recorded on the statements of operations, a $5.2 million net increase in net assets resulting from operations, a $0.42 increase in earnings per Common Share, and a $0.25 increase in net asset value per Common Share.
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
Due to CCA's resignation as investment advisor on August 10, 2017, we have incurred transition costs in connection with the CCA resignation and the process of reviewing and selecting Guggenheim as the successor investment advisor. As of December 31, 2017, we have incurred approximately $0.8 million in advisor transition costs, all to be reimbursed by WPC and Guggenheim.
On October 20, 2017 the Investment Advisory Agreement was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement . If the Investment Advisory Agreement is terminated, our costs may increase under any replacement investment advisory agreement that we subsequently enter into. We would also likely incur expenses in identifying and evaluating candidates to provide the services we expect to receive under any successor investment advisory agreement and administrative services agreement. Any successor investment advisory agreement would also be subject to approval by our shareholders.
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of December 31, 2017 and December 31,

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

2016, we had borrowed $150.0 million and $126.0 million, respectively, and such amounts are due and payable no later than December 17, 2019. See Note 7. Borrowings.
Related Party Transactions
We have entered into agreements with Guggenheim whereby we agreed to pay certain fees to, and reimburse certain expenses, of Guggenheim for investment advisory services and investment-related and administrative costs incurred on our behalf. See Note 6. Related Party Agreements and Transactions for a discussion of related party transactions, investment advisory fee and reimbursement of administrative services expenses.
Organization and Offering Expenses and Reimbursement Arrangements with Guggenheim
See Note 6. Related Party Agreements and Transactions.
Reimbursement for CCA and Guggenheim Administrative Services Expenses
CCA served as the Master Fund's administrator from inception until September 11, 2017. Guggenheim has provided administrative services to the Master Fund since September 11, 2017. We have reimbursed CCA, and we will reimburse Guggenheim, for their expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of their actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse CCA or Guggenheim for rent, depreciation, utilities, capital equipment, or other administrative items allocated to controlling persons of CCA and Guggenheim.
Co-Investment Transactions
On June 28, 2016, the SEC issued an order to grant exemptive relief to the Master Fund which allows us to co-invest with certain of our affiliates in privately negotiated transactions, including investments originated and directly negotiated by CCA and Guggenheim, subject to a set of conditions and requirements. On September 22, 2017, and due to the CCA's resignation as investment advisor, we and Guggenheim filed a replacement request for SEC exemptive relief to permit co-investment with certain Guggenheim affiliates in privately negotiated transactions. The SEC issued a second order to grant exemptive exemptive relief on January 30, 2018.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 93.0% of our debt investments, or $345.7 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our variable rate debt investments, (ii) value declines for fixed interest rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of December 31, 2017, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (dollars in thousands):

Basis Points (bps) Increase	Interest Income	Interest Expense	Net Increase
+50 bps	$1,585	$750	$835
+100 bps	3,171	1,500	1,671
+150 bps	4,756	2,250	2,506
+200 bps	6,341	3,000	3,341

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund:

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Guggenheim Credit Income Fund and its subsidiary as of December 31, 2017 and 2016 and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2018

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2015.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value (amortized cost of $369,530 and $272,996, respectively)	$372,434	$275,084
Cash	1,294	6,593
Restricted cash	24,326	19,575
Interest and dividend income receivable	2,212	1,557
Principal receivable	114	2,521
Receivable from related parties	130	—
Prepaid expenses and other assets	177	102
Total assets	$400,687	$305,432

Liabilities
Credit facility payable, net of financing costs	$148,988	$124,505
Payable for investments purchased	—	1,093
Accrued investment advisory fee	596	489
Accrued performance-based incentive fee	1,334	536
Unrealized depreciation on foreign currency forward contracts	199	8
Payable to related parties	168	33
Accrued professional services fees	476	436
Accounts payable, accrued expenses and other liabilities	445	266
Total liabilities	152,206	127,366
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$248,481	$178,066

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 29,151,096 and 21,016,797 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$29	$21
Paid-in-capital in excess of par value	245,721	176,411
Accumulated distributions in excess of net investment income	(1,340)	(445)
Accumulated undistributed net realized gain	1,366	—
Net unrealized appreciation	2,705	2,079
Net assets	$248,481	$178,066
Net asset value per Common Share	$8.52	$8.47
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Investment Income
Interest income	$29,993	$12,120	$3,228
Dividend income	—	37	99
Fee income	916	251	28
Total investment income	30,909	12,408	3,355
Operating Expenses
Interest expense (related party)	—	—	188
Interest expense	6,535	3,354	70
Administrative services	194	121	66
Related party reimbursements	471	384	97
Investment advisory fee	7,396	3,473	1,274
Performance-based incentive fee	818	536	—
Custody services	85	77	27
Trustees fees	467	367	103
Professional services fees	976	1,065	576
Advisor transition costs	798	—	—
Other expenses	249	453	133
Total expenses before management fees waiver and reimbursement of advisor transition costs	17,989	9,830	2,534
Management fees waiver	(20)	—	(872)
Reimbursement of advisor transition costs	(798)	—	—
Total expenses	17,171	9,830	1,662
Net investment income	13,738	2,578	1,693
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	4,790	560	42
Foreign currency forward contracts	(1,327)	—	—
Foreign currency transactions	(119)	3	—
Net realized gains	3,344	563	42
Net change in unrealized appreciation (depreciation) on:
Investments	817	7,775	(5,688)
Foreign currency forward contracts	(191)	(8)	—
Net change in unrealized appreciation (depreciation)	626	7,767	(5,688)
Net realized and unrealized gains (losses)	$3,970	$8,330	$(5,646)
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.50	$0.21	$0.30
Earnings (loss) per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.64	$0.88	$(0.71)
Weighted average Common Shares outstanding (basic and diluted)	27,524,615	12,370,464	5,571,531
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operations:
Net investment income	$13,738	$2,578	$1,693
Net realized gains	3,344	563	42
Net change in unrealized appreciation (depreciation)	626	7,767	(5,688)
Net increase (decrease) in net assets resulting from operations	17,708	10,908	(3,953)
Shareholder distributions:
Distributions from net investment income	(13,738)	(2,593)	(1,693)
Distributions from realized gains	(1,978)	(595)	(10)
Distributions in excess of net investment income	(962)	(497)	—
Net decrease in net assets from shareholder distributions	(16,678)	(3,685)	(1,703)
Capital share transactions:
Issuance of Common Shares	70,676	124,139	2,360
Repurchase of Common Shares	(1,291)	—	—
Net increase in net assets resulting from capital share transactions	69,385	124,139	2,360
Total increase (decrease) in net assets	70,415	131,362	(3,296)
Net assets at beginning of year	178,066	46,704	50,000
Net assets at end of year	$248,481	$178,066	$46,704
Capital share activity:
Common Shares outstanding at the beginning of the year	21,016,797	5,840,060	5,555,556
Common Shares issued from subscriptions	8,285,299	15,176,737	284,504
Repurchase of Common Shares outstanding	(151,000)	—	—
Common Shares outstanding at the end of the year	29,151,096	21,016,797	5,840,060
Distributions per Common Share	$0.59	$0.24	$0.30
Undistributed (distributions in excess of) net investment income at end of year	(1,340)	(445)	15
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating activities
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(288)	(37)	(98)
Amortization of premium/accretion on investments, net	(1,294)	(683)	(65)
Proceeds from sales of investments	56,581	44,048	17,771
Proceeds from paydowns on investments	92,021	35,769	678
Purchase of investments	(238,763)	(267,620)	(102,158)
Net realized gain on investments	(4,790)	(560)	(42)
Net change in unrealized (appreciation) depreciation on investments	(817)	(7,775)	5,688
Net change in unrealized depreciation on foreign currency forward contracts	191	8	—
Amortization of deferred financing costs	483	460	19
(Increase) decrease in operating assets:
Interest and dividend income receivable	(655)	(1,027)	(530)
Principal receivable	2,407	(2,498)	(23)
Receivable from related parties	(130)	—	—
Prepaid expenses and other assets	(75)	(12)	(22)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(1,093)	(3,137)	4,230
Accrued investment advisory fee	107	341	148
Accrued performance-based incentive fee	798	536	—
Payable to related parties	135	(2)	35
Accrued professional services fees	40	212	224
Accounts payable, accrued expenses and other liabilities	179	77	121
Net cash used in operating activities	(77,255)	(190,992)	(77,977)
Financing activities
Issuance of Common Shares	70,676	124,139	2,360
Repurchase of Common Shares	(1,291)	—	—
Promissory notes payable to related party borrowings	—	—	33,000
Promissory notes payable to related party repayment	—	—	(33,000)
Credit facility borrowings	24,000	87,000	39,000
Payment of financing costs	—	(219)	(1,755)
Distributions paid	(16,678)	(3,685)	(1,703)
Net cash provided by financing activities	76,707	207,235	37,902
Net increase (decrease) in restricted and unrestricted cash	(548)	16,243	(40,075)
Restricted and unrestricted cash, beginning of year	26,168	9,925	50,000
Restricted and unrestricted cash, end of year	$25,620	$26,168	$9,925
Reconciliation of restricted and unrestricted cash
Cash	1,294	6,593	3,380
Restricted cash	24,326	19,575	6,545
Total restricted and unrestricted cash	$25,620	$26,168	$9,925
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$5,928	$2,752	$188
Financing cost payable	$—	$—	$226
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 149.6%
Aerospace & Defense
Advanced Integration Technology	(12)(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	4/3/2023	7,541	$7,449	$7,598	3.1%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.61%	6/14/2021	3,488	3,459	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.16%	9/8/2023	3,950	3,913	3,920	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.16%	9/6/2024	4,000	3,876	3,882	1.5%
							7,789	7,802	3.1%
Total Aerospace & Defense							18,697	18,800	7.6%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.94%	11/10/2023	11,880	11,488	12,103	4.8%

Express Oil	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.32%	6/14/2024	2,363	2,313	2,313	0.9%
Express Oil (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.37%	6/14/2024	821	813	796	0.3%
Express Oil (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	6/14/2022	—	(27)	(27)	—%
							3,099	3,082	1.2%

Humanetics	(15)	Senior Secured Loans - First Lien	L+6.00%	7.57%	7/12/2022	8,521	8,331	8,388	3.4%
Humanetics (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	7/12/2022	—	(8)	(46)	—%
							8,323	8,342	3.4%

Mavis Tire Supply, LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.67%	11/2/2020	2,925	2,899	2,902	1.2%
Total Automotive							25,809	26,429	10.6%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.56%	8/8/2021	1,233	1,195	1,233	0.5%
Total Banking, Finance, Insurance & Real Estate							1,195	1,233	0.5%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	3/14/2024	£10,000	12,154	13,169	5.3%
Amplify Snack Brands, Inc.	(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.88%	9/1/2023	948	915	953	0.4%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.57%	7/29/2022	5,697	5,628	5,631	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	5.57%	6/22/2022	4,027	3,966	4,052	1.6%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	5.07%	6/29/2020	1,477	1,347	1,344	0.5%
CTI Foods	(15)	Senior Secured Loans - Second Lien	L+7.25%	8.82%	6/28/2021	5,000	4,706	3,900	1.6%
							6,053	5,244	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.84%	3/31/2023	935	927	927	0.4%

Parts Town, LLC	(13)	Senior Secured Loans - First Lien	L+4.00%	5.57%	12/4/2024	4,250	4,229	4,275	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	9.57%	12/4/2025	4,250	4,208	4,271	1.7%
							8,437	8,546	3.4%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	6.83%	5/1/2019	3,616	3,521	3,595	1.4%
Total Beverage, Food & Tobacco							41,601	42,117	16.9%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,050	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.15%	6/1/2023	623	618	618	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	2,000	2,000	2,092	0.8%
Total Capital Equipment							4,618	4,760	1.9%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	3/31/2023	5,826	5,749	5,848	2.4%
Total Chemicals, Plastics & Rubber							5,749	5,848	2.4%
Construction & Building
Fiber Composites, LLC	(14)(15)(20)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,472	5,351	5,471	2.2%

GAL Manufacturing	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.92%	6/26/2023	5,539	5,451	5,451	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.92%	6/26/2024	6,000	5,878	5,875	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	—%	6/26/2022	—	32	33	—%
							11,361	11,359	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.82%	7/18/2025	6,000	5,897	5,970	2.4%
SRS Distribution, Inc.		Senior Secured Loans - Second Lien	L+8.75%	10.32%	2/24/2023	6,790	6,713	7,002	2.8%
Total Construction & Building							29,322	29,802	12.0%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	4/30/2021	4,746	4,700	4,706	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.35%	4/30/2021	921	910	913	0.4%
							5,610	5,619	2.3%

Mattel, Inc.	(11)	Senior Unsecured Debt	N/A	6.75%	12/31/2025	2,000	2,000	2,027	0.8%
Total Consumer Goods: Non-Durable							7,610	7,646	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	700	700	721	0.3%
Total Consumer Goods: Durable							700	721	0.3%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.32%	9/23/2021	5,512	5,028	5,411	2.2%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.19%	5/26/2023	2,974	2,947	2,945	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.19%	11/26/2023	3,000	2,958	3,000	1.2%
							5,905	5,945	2.4%
Total Containers, Packaging & Glass							10,933	11,356	4.6%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,153	3,250	1.3%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,209	2,081	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,769	1,702	0.7%
							3,978	3,783	1.5%

Moss Creek Resources	(13)(15)	Senior Unsecured Debt	L+8.00%	9.50%	3/29/2022	9,333	9,148	9,217	3.7%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.57%	9/29/2022	3,000	2,942	2,943	1.2%
Total Energy: Oil & Gas							19,221	19,193	7.7%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.69%	4/28/2023	995	985	986	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.32%	7/9/2023	14,376	14,204	14,210	5.7%
Alltech	(13)(15)	Subordinated Debt	L+7.75%	8.75%	7/9/2023	€601	620	713	0.3%
							14,824	14,923	6.0%

Hanger, Inc.	(11)(15)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,957	4,150	1.7%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	8,000	7,865	7,912	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	4,000	3,950	3,956	1.6%
							11,815	11,868	4.8%
Total Healthcare & Pharmaceuticals							31,581	31,927	12.9%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.07%	8/24/2022	7,640	7,470	7,755	3.1%
Total Hotel, Gaming & Leisure							7,470	7,755	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.08%	9/9/2022	6,913	6,847	6,849	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	—%	8/10/2021	—	(93)	(93)	—%
							6,754	6,756	2.7%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.50%	6/15/2024	5,626	5,626	5,536	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	—%	6/15/2023	—	(47)	(47)	—%
							5,579	5,489	2.2%
Total Media: Advertising, Printing & Publishing							12,333	12,245	4.9%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.55%	12/15/2022	531	522	515	0.2%
Total Media: Broadcasting & Subscription							522	515	0.2%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	23	1	23	—%
Total Metals & Mining							1	23	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.10%	12/12/2022	2,274	2,079	1,874	0.8%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.19%	2/17/2023	11,700	11,388	11,788	4.7%

Med Intermediate (MyEyeDr)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/14/2021	4,792	4,756	4,825	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(15)	Senior Secured Loans - First Lien	L+6.25%	7.60%	8/16/2021	138	116	150	0.1%
Med Intermediate (MyEyeDr) (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/16/2021	1,253	1,239	1,262	0.5%
							6,111	6,237	2.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.84%	6/23/2022	4,444	4,386	4,433	1.8%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.90%	6/23/2022	374	374	373	0.2%
							4,760	4,806	2.0%

Toys R Us (DIP)	(13)	Senior Secured Loans - First Lien	L+6.75%	8.32%	1/22/2019	4,000	3,990	4,017	1.6%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.29%	1/26/2023	£5,989	7,382	7,985	3.2%
Total Retail							35,710	36,707	14.8%
Services: Business
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	1/30/2021	995	986	999	0.4%
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.08%	2/25/2025	6,000	5,883	5,970	2.4%
Total Services: Business							6,869	6,969	2.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.94%	3/18/2022	740	722	735	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.94%	1/31/2023	6,000	5,562	5,708	2.2%
							6,284	6,443	2.5%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.58%	2/28/2022	7,126	6,978	7,017	2.8%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	5,531	5,497	5,497	2.2%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	196	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	(1)	(1)	—	—%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	—	(9)	(9)	—%
							5,683	5,684	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.52%	6/2/2024	£2,300	2,914	3,048	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.55%	3/20/2025	3,000	2,970	3,029	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,884	5,000	2.0%
Greenway Health, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	5.94%	2/16/2024	7,960	7,888	8,000	3.2%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	8/31/2023	6,615	6,463	6,460	2.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(43)	(43)	—%
							6,420	6,417	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.24%	12/2/2022	976	967	976	0.4%
Ministry Brands (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.25%	12/2/2022	636	632	635	0.3%
							1,599	1,611	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	12/20/2021	7,161	7,134	7,134	2.9%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(33)	—%
							7,093	7,101	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.82%	1/18/2023	4,355	4,297	4,312	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.32%	7/27/2023	4,388	4,324	4,332	1.7%
							8,621	8,644	3.4%

PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	10.20%	6/12/2023	5,830	5,736	5,734	2.3%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(28)	(28)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
							5,708	5,706	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.85%	4/3/2023	5,672	5,621	5,622	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.85%	10/17/2023	6,000	5,951	5,953	2.4%
							11,572	11,575	4.7%

Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.44%	1/24/2024	5,538	5,403	5,402	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	N/A	—%	12/12/2022	—	(58)	(57)	—%
							5,345	5,345	2.2%
Total Technology							83,959	84,620	34.0%
Telecommunications
Eco-Site (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.34%	2/3/2022	12,857	12,694	12,671	5.1%
Total Telecommunications							12,694	12,671	5.1%
Utilities: Electric
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.19%	8/21/2020	2,951	2,899	2,723	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	7.44%	12/21/2020	630	612	620	0.3%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.69%	10/18/2022	4,938	4,690	4,592	1.8%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,193	2,163	2,475	1.0%
Total Utilities: Electric							10,364	10,410	4.2%
Total Debt Investments							$366,958	$371,747	149.6%

Equity investments - 0.3%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251	$1,885	$—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(17)	Equity and Other	N/A	N/A		22	456	456	0.2%
Total Energy: Oil & Gas							2,341	456	0.2%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		—	$231	$231	0.1%
Total Technology							231	231	0.1%
Total Equity Investments							$2,572	$687	0.3%

Total Investments - 149.9%							$369,530	$372,434	149.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/10/2018	$703	€594	$—	$(10)	—%
JPMorgan Chase Bank	1/10/2018	$24,380	€18,191	—	$(189)	(0.1)%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate denoted as "P". Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. As of December 31, 2017, LIBO rates ranged between 1.56% for 1-month LIBOR to 1.69% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2017.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in thousands of U.S. Dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK if any, for preferred stock; currency amounts are presented in thousands of U.S. Dollars.

(8)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2017 (see Note 8. Commitments and Contingencies).

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

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2017, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of December 31, 2017.

(13)	Security or portion thereof was not pledged as collateral supporting the amounts outstanding under a credit facility as of December 31, 2017; (see Note 7. Borrowings).

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

(16)
Investment was on non-accrual status as of December 31, 2017, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2017, debt investments on non-accrual status represented 0.9% and 0.9% of total investments on an amortized cost basis and fair value basis, respectively.

(17)	Non-income producing security.

(18)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(19)
As of December 31, 2017, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6.5 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $4.0 million; the net unrealized appreciation was $2.5 million; the aggregate cost of securities for Federal income tax purposes was $369.5 million.

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
Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 154.3%
Aerospace & Defense
Advanced Integration Technology		Senior Secured Loans - First Lien	L+5.50%	6.50%	7/22/2021	7,980	$7,757	$8,020	4.5%

National Technical Systems, Inc.	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/14/2021	4,092	4,052	3,990	2.2%
National Technical Systems, Inc. (Delayed Draw)	(8)(17)(20)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/11/2021	765	—	(19)	—%
							4,052	3,971	2.2%

StandardAero		Subordinated Debt	N/A	10.00%	7/15/2023	2,380	2,367	2,505	1.4%

Tronair Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/8/2023	3,960	3,922	3,940	2.2%
Tronair Inc.	(17)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	9/6/2024	4,000	3,864	3,864	2.2%
							7,786	7,804	4.4%
Total Aerospace & Defense							21,962	22,300	12.5%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+7.00%	8.00%	11/10/2023	12,000	11,580	11,760	6.7%
BBB Industries, Inc.	(17)	Senior Secured Loans - First Lien	L+5.00%	6.00%	11/3/2021	4,975	4,871	4,984	2.8%

Humanetics	(12)(17)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/12/2022	8,605	8,380	8,441	4.7%
Humanetics (Revolver)	(8)(12)(13)(17)(20)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/12/2022	400	(10)	(8)	—%
							8,370	8,433	4.7%

Mavis Tire Supply LLC	(17)	Senior Secured Loans - First Lien	L+5.25%	6.25%	11/2/2020	2,955	2,921	2,923	1.6%
Total Automotive							27,742	28,100	15.8%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(17)	Senior Secured Loans - First Lien	L+5.00%	6.00%	8/8/2021	3,120	3,076	3,077	1.7%
C-III Capital Partners	(11)(17)	Senior Secured Loans - First Lien	L+7.92%	8.92%	8/8/2021	4,680	4,504	4,507	2.5%
							7,580	7,584	4.2%

Integro Insurance Brokers		Senior Secured Loans - First Lien	L+5.75%	6.75%	10/28/2022	2,771	2,674	2,743	1.5%
Integro Insurance Brokers (Delayed Draw)		Senior Secured Loans - First Lien	L+5.75%	6.50%	10/7/2022	150	145	149	0.1%
							2,819	2,892	1.6%
Total Banking, Finance, Insurance & Real Estate							10,399	10,476	5.8%
Beverage, Food & Tobacco
Blue Harvest Fisheries	(17)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/29/2022	6,866	6,769	6,770	3.8%
Blue Harvest Fisheries	(13)(15)(17)	Subordinated Debt	N/A	10.00%	8/17/2036	337	337	337	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
							7,106	7,107	4.0%

Bumble Bee Seafoods	(13)(15)	Subordinated Debt	N/A	9.63%	3/15/2018	1,240	1,231	1,206	0.7%

Chefs' Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	6/22/2022	3,893	3,830	3,919	2.2%
Chefs' Warehouse, Inc.(Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	6/22/2022	179	169	181	0.1%
							3,999	4,100	2.3%

CTI Foods		Senior Secured Loans - Second Lien	L+7.25%	8.25%	6/28/2021	5,000	4,640	4,550	2.6%
Give & Go Prepared Foods Corp.	CN(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/12/2023	7,980	7,829	8,010	4.5%
KeHE Distributors, LLC		Senior Secured Bonds	N/A	7.63%	8/15/2021	500	494	497	0.3%

Parts Town, LLC	(17)	Senior Secured Loans - First Lien	L+6.50%	7.50%	6/23/2022	6,983	6,983	6,983	3.9%
Parts Town, LLC (Revolver)	(8)(13)(14)(17)	Senior Secured Loans - First Lien	P+5.50%	7.50%	6/23/2022	1,000	5	5	—%
							6,988	6,988	3.9%

Reddy Ice	(14)	Senior Secured Loans - First Lien	L+5.50%	6.75%	5/1/2019	3,654	3,493	3,584	2.0%
Total Beverage, Food & Tobacco							35,780	36,042	20.3%
Construction & Building
Fiber Composites LLC	(15)(17)(22)	Senior Unsecured Debt	12.50%	12.50%	6/29/2022	5,430	5,321	5,410	3.0%
Generation Brands		Senior Secured Loans - First Lien	L+5.00%	6.00%	6/7/2022	4,975	4,930	4,997	2.8%
SiteOne Landscape Supply, Inc.		Senior Secured Loans - First Lien	L+4.50%	5.50%	4/29/2022	4,963	4,914	5,012	2.8%
SRS Distribution Inc.		Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/24/2023	5,000	4,907	5,167	2.9%
Total Construction & Building							20,072	20,586	11.5%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(17)	Senior Secured Loans - First Lien	L+6.00%	7.00%	4/30/2021	4,925	4,865	4,872	2.7%
Implus Footcare, LLC	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	4/30/2021	955	941	953	0.5%
							5,806	5,825	3.2%
Total Consumer Goods: Non-Durable							5,806	5,825	3.2%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/23/2021	5,960	5,310	5,766	3.2%
Pelican Products, Inc.		Senior Secured Loans - First Lien	L+4.25%	5.25%	4/10/2020	5,018	4,833	5,002	2.8%
Total Containers, Packaging & Glass							10,143	10,768	6.0%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(17)(18)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,152	3,023	1.7%

Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.50%	5/1/2021	350	330	347	0.2%
Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	1,800	1,707	1,782	1.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Ferrellgas, L.P.	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,355	1,254	1,331	0.7%
							3,291	3,460	1.9%

SandRidge Energy Inc.	(11)(13)	Subordinated Debt	N/A	—%	10/3/2020	226	254	282	0.2%
Total Energy: Oil & Gas							6,697	6,765	3.8%
Healthcare & Pharmaceuticals
Alltech	(16)(17)	Subordinated Debt	L+6.75%	7.75%	7/9/2023	15,003	14,799	14,805	8.3%
American Academy Holdings, LLC	(17)	Senior Secured Loans - First Lien	L+5.25%	6.25%	5/17/2021	4,484	4,444	4,445	2.5%
Hanger, Inc.	(11)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,929	4,000	2.2%
WIRB-Copernicus Group	(17)	Senior Secured Loans - Second Lien	L+9.00%	10.00%	8/12/2022	8,000	7,850	7,849	4.4%
Total Healthcare & Pharmaceuticals							31,022	31,099	17.4%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/24/2022	6,517	6,330	6,574	3.7%
Bay Club Company (Bridge Loan)		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/24/2017	1,450	1,430	1,443	0.8%
							7,760	8,017	4.5%
Total Hotel, Gaming & Leisure							7,760	8,017	4.5%
Media: Advertising, Printing & Publishing
Dominion Marine Media	(17)	Senior Secured Loans - First Lien	L+5.75%	6.75%	9/9/2022	7,000	6,922	6,922	3.9%
Dominion Marine Media (Revolver)	(8)(12)(13)(17)(20)	Senior Secured Loans - First Lien	L+5.75%	6.75%	8/10/2021	1,000	(118)	(11)	—%
							6,804	6,911	3.9%
Total Media: Advertising, Printing & Publishing							6,804	6,911	3.9%
Media: Broadcasting & Subscription
ProQuest LLC		Senior Secured Loans - Second Lien	L+9.00%	10.00%	12/15/2022	1,312	1,286	1,273	0.7%
Media: Broadcasting & Subscription							1,286	1,273	0.7%
Metals & Mining
New Day Aluminum LLC	(15)(17)(23)	Senior Secured Bonds	N/A	10.00%	10/28/2020	24	—	24	—%
Total Metals & Mining							—	24	—%
Retail
Belk Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	12/12/2022	4,464	3,987	3,865	2.2%

Med Intermediate (MyEyeDr)	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/14/2021	4,841	4,796	4,803	2.7%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(12)(17)(20)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/16/2021	1,631	(24)	(13)	—%
Med Intermediate (MyEyeDr) (Term Loan B)	(17)	Senior Secured Loans - First Lien	L+6.25%	7.25%	8/16/2021	1,269	1,248	1,256	0.7%
							6,020	6,046	3.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Pet Holdings ULC	CN(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	6/1/2023	4,489	4,419	4,506	2.5%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.50%	6/1/2023	500	—	2	—%
							4,419	4,508	2.5%
Total Retail							14,426	14,419	8.1%
Services: Business
MDC Partners Inc.	(11)	Subordinated Debt	N/A	6.50%	5/1/2024	925	816	833	0.5%
Ryan LLC		Senior Secured Loans - First Lien	L+5.75%	6.75%	8/7/2020	1,989	1,966	1,978	1.1%
Total Services: Business							2,782	2,811	1.6%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.50%	1/31/2023	4,100	3,734	3,726	2.1%

Cvent, Inc.		Senior Secured Loans - First Lien	L+5.00%	6.00%	6/16/2023	5,400	5,340	5,468	3.1%
Cvent, Inc.	(17)	Senior Secured Loans - Second Lien	L+10.00%	11.00%	5/29/2024	5,385	5,070	5,184	2.9%
							10,410	10,652	6.0%

Epicor Software Corp.	(17)	Senior Secured Bonds	L+8.25%	9.25%	5/21/2023	5,000	4,869	4,885	2.7%
GlobalLogic Holdings Inc.		Senior Secured Loans - First Lien	L+4.50%	5.50%	6/30/2022	857	844	858	0.5%

Greenway Health, LLC		Senior Secured Loans - First Lien	L+5.00%	6.00%	11/4/2020	4,812	4,636	4,788	2.7%
Greenway Health, LLC		Senior Secured Loans - Second Lien	L+8.25%	9.25%	11/4/2021	5,000	4,791	4,875	2.7%
							9,427	9,663	5.4%

Onyx CenterSource	(17)	Senior Secured Loans - First Lien	L+6.75%	7.75%	12/20/2021	7,233	7,199	7,199	4.1%
Onyx CenterSource (Revolver)	(8)(13)(17)(20)	Senior Secured Loans - First Lien	L+6.75%	7.75%	12/20/2021	329	(41)	(2)	—%
							7,158	7,197	4.1%

Planview, Inc.	(17)	Senior Secured Loans - Second Lien	L+9.50%	10.50%	8/9/2022	8,000	7,848	7,852	4.4%
QLIK Technologies Inc.	(11)(17)	Senior Secured Loans - First Lien	L+8.25%	9.25%	8/22/2022	7,980	7,820	7,835	4.4%

TIBCO Software Inc.		Senior Secured Loans - First Lien	L+5.50%	6.50%	12/4/2020	1,714	1,721	1,724	1.0%
TIBCO Software Inc.		Subordinated Debt	N/A	11.38%	12/1/2021	660	670	660	0.4%
							2,391	2,384	1.4%
Total Technology							54,501	55,052	31.0%
Utilities: Electric
Moxie Liberty LLC		Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2020	2,981	2,910	2,948	1.7%
Moxie Patriot LLC		Senior Secured Loans - First Lien	L+5.75%	6.75%	12/21/2020	636	613	633	0.4%
							3,523	3,581	2.1%

MRP Generation Holdings LLC	(11)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/18/2022	4,988	4,695	4,950	2.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal Amount / No. Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Panda Hummel LLC		Senior Secured Loans - First Lien	L+6.00%	7.00%	10/27/2022	2,700	2,605	2,604	1.5%
Terraform Global Operating LLC	(11)	Senior Secured Bonds	N/A	9.75%	8/15/2022	3,000	2,890	3,202	1.8%
Total Utilities: Electric							13,713	14,337	8.2%
Total Debt Investments							$270,895	$274,805	154.3%

Equity Investments - 0.2%
Beverage, Food & Tobacco
Blue Harvest Fisheries (Closed End Units)	(13)(17)(19)	Equity and Other	N/A	N/A		—	13	13	—%
Total Beverage, Food & Tobacco							13	13	—%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(17)(19)	Equity and Other	N/A	8.00%		251	1,886	40	—%
SandRidge Energy Inc. (Common Equity)	(11)(13)(19)	Equity and Other	N/A	N/A		10	202	226	0.2%
Total Energy: Oil & Gas							2,088	266	0.2%
Total Equity Investments							$2,101	$279	0.2%

TOTAL INVESTMENTS - 154.5%	(21)						$272,996	$275,084	154.5%

December 31, 2016 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts (21)
JPMorgan Chase Bank	1/12/2017	$615	€592	$—	$(8)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

____________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

GUGGENHEIM CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund, formerly known as Carey Credit Income Fund, (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its Common Shares to one or more affiliated Feeder Funds in a continuous series of private placement transactions.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees (the "Board" or "Board of Trustees") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective September 11, 2017. From September 11, 2017 through October 19, 2017 Guggenheim served as investment advisor pursuant to an interim investment advisory agreement between the Master Fund and Guggenheim (the "Interim Investment Advisory Agreement"). On October 20, 2017 a new investment advisory agreement between the Master Fund and Guggenheim (the "Investment Advisory Agreement") was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement.
As of December 31, 2017, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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
Derivative Instruments
Derivative instruments solely consist of foreign currency forward contracts. The Master Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Foreign currency forward contracts entered into by the Master Fund are not designated as hedging instruments, and as a result, the Master Fund presents changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts in the consolidated statements of operations.
Foreign Currency Translation, Transactions and Gains (Losses )
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
Management Fees
The Master Fund incurs management fees including: (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.
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
New Standards Under Assessment
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The Master Fund has evaluated the impact of ASU 2014-09 and and determined that any change is immaterial as the proposed standard is limited to capital structuring fees.
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 requires that when securities are purchased at a premium over their callable price that the premium be amortized over a period of time from purchase to the first call date. Historically premiums and discounts have been amortized to the maturity date of a security. The new guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Master Fund has not elected early adoption and it is assessing the potential impact of this guidance.

Notes to Consolidated Financial Statements

Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of December 31, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	December 31, 2017
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$231,212	$234,362	62.9%
Senior secured loans - second lien	81,587	82,203	22.1
Senior secured bonds	10,738	11,044	3.0
Senior unsecured debt	28,597	29,215	7.8
Total senior debt (1)	$352,134	$356,824	95.8%
Subordinated debt	14,824	14,923	4.0
Equity and other	2,572	687	0.2
Total investments	$369,530	$372,434	100.0%

	December 31, 2016
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$182,485	$185,336	67.4%
Senior secured loans - second lien	43,990	44,340	16.1
Senior secured bonds	11,405	11,631	4.2
Senior unsecured debt	12,541	12,870	4.7
Total senior debt (1)	$250,421	$254,177	92.4%
Subordinated debt	20,474	20,628	7.5
Equity and other	2,101	279	0.1
Total investments	$272,996	$275,084	100.0%
________________

(1)
The Master Fund modified its definition of senior debt to include senior unsecured debt investments. In prior years, senior unsecured debt investments were classified as subordinated debt given the unsecured nature of such investments. However, senior unsecured debt investments rank higher than subordinated debt investments in payment priority and the Master Fund concluded that it is reasonable to classify senior unsecured debt investments as senior debt.

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2017 and December 31, 2016, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	December 31, 2017			December 31, 2016
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Technology	$84,190	$84,851	22.8%	$54,501	$55,052	20.0%
Beverage, Food & Tobacco	41,601	42,117	11.3	35,793	36,055	13.1
Retail	35,710	36,707	9.9	14,426	14,419	5.3
Healthcare & Pharmaceuticals	31,581	31,927	8.6	31,022	31,099	11.3
Construction & Building	29,322	29,802	8.0	20,072	20,586	7.5
Automotive	25,809	26,429	7.1	27,742	28,100	10.2
Energy: Oil & Gas	21,562	19,649	5.3	8,785	7,031	2.6
Aerospace & Defense	18,697	18,800	5.0	21,962	22,300	8.1
Telecommunications	12,694	12,671	3.4	—	—	—
Media: Advertising, Printing & Publishing	12,333	12,245	3.3	6,804	6,911	2.5
Containers, Packaging & Glass	10,933	11,356	3.0	10,143	10,768	3.9
Utilities: Electric	10,364	10,410	2.8	13,713	14,337	5.2
Hotel, Gaming & Leisure	7,470	7,755	2.1	7,760	8,017	2.9
Consumer Goods: Non-Durable	7,610	7,646	2.0	5,806	5,825	2.1
Services: Business	6,869	6,969	1.9	2,782	2,811	1.0
Chemicals, Plastics & Rubber	5,749	5,848	1.6	—	—	—
Capital Equipment	4,618	4,760	1.3	—	—	—
Banking, Finance, Insurance & Real Estate (1)	1,195	1,233	0.3	10,399	10,476	3.8
Consumer Goods: Durable	700	721	0.2	—	—	—
Media: Broadcasting & Subscription	522	515	0.1	1,286	1,273	0.5
Metals & Mining	1	23	—	—	24	—
Total	$369,530	$372,434	100.0%	$272,996	$275,084	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total fair value of the total investments as of December 31, 2017 and December 31, 2016.

Geographic Dispersion	December 31, 2017	December 31, 2016
United States of America	88.9%	94.1%
United Kingdom	8.2	1.4
Italy	1.6	—
Canada	1.3	4.5
Total investments	100.0%	100.0%

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
As of December 31, 2017, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€594	$703	$713	$(10)
GBP	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,191	24,380	24,569	(189)
Total					$25,083	$25,282	$(199)
The tables below display the Master Fund's debt investments denominated in foreign currencies and foreign currency forward contracts (i.e. hedges), summarized by foreign currency type as of December 31, 2017 (in thousands):

	Debt Investments Denominated in Foreign Currencies As of December 31, 2017			Hedges As of December 31, 2017
	Par Value in Local Currency	Par Value in U.S. Dollars	Fair Value in U.S. Dollars	Foreign Currency Hedge Notional Amount in Local Currency	Hedges' Notional Value at Period End
EUR	€601	$627	$713	€594	$713
GBP	£18,289	22,912	24,202	£18,191	24,569
Total		$23,539	$24,915		$25,282
As of December 31, 2016, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2016
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 12, 2017	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€592	$616	$624	$(8)
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

Notes to Consolidated Financial Statements

The table below displays the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2017 and December 31, 2016 (in thousands):

		For the Year Ended December 31,
	Statement Location	2017	2016
Net realized gains (losses)
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	$(1,327)	$—
Net unrealized gains (losses)
Foreign currency forward contracts	Net change in unrealized depreciation on foreign currency forward contracts	(191)	(8)
Net realized and unrealized losses on foreign currency forward contracts		$(1,518)	$(8)
For derivatives traded under an International Swaps and Derivatives Association master agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark to market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Master Fund and/or the counterparty.
Cash collateral that has been pledged, if any, to cover obligations of the Master Fund and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities either as part of restricted cash or cash collateral due to broker, respectively. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Master Fund from a counterparty are not fully collateralized, the Master Fund bears the risk of loss from counterparty non-performance. The Master Fund attempts to mitigate counterparty risk by entering into agreements only with counterparties that it believes have the financial resources to honor their obligations.
Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of December 31, 2017 and December 31, 2016, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,354	$197,008	$234,362
Senior secured loans - second lien	—	15,739	66,464	82,203
Senior secured bonds	—	2,771	8,273	11,044
Senior unsecured debt	—	7,902	21,313	29,215
Total senior debt	$—	$63,766	$293,058	$356,824
Subordinated debt	—	—	14,923	14,923
Equity and other	456	—	231	687
Total investments	$456	$63,766	$308,212	$372,434
Percentage	0.1%	17.1%	82.8%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(199)	$—	$(199)

Notes to Consolidated Financial Statements

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$105,423	$79,913	$185,336
Senior secured loans - second lien	—	19,590	24,750	44,340
Senior secured bonds	—	3,699	7,932	11,631
Senior unsecured debt	—	7,460	5,410	12,870
Total senior debt	$—	$136,172	$118,005	$254,177
Subordinated debt	—	5,486	15,142	20,628
Equity and other	226	—	53	279
Total investments	$226	$141,658	$133,200	$275,084
Percentage	0.1%	51.5%	48.4%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(8)	$—	$(8)
Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2017 (dollars in thousands):

December 31, 2017
Asset Category	No. of Investment Positions	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	38	$126,561	Transacted value	Price	100.00	100.00	Increase
			Transacted value	Cost (5)	100.00	100.00	Increase
			Yield analysis	Yield	8.75%	6.29% - 13.57%	Decrease
Senior secured loans - second lien	8	$42,838	Yield analysis	Yield	10.60%	9.19% - 11.76%	Decrease
Senior secured bonds	2	$5,023	Transacted value	Price	100.00	100.00	Increase
			Market comparables	EBITDA multiple	9.3x	9.3x	Increase
Senior unsecured debt	3	$17,164	Transacted value	Price	98.75	98.75	Increase
			Yield analysis	Yield	11.70%	9.94% - 12.50%	Decrease
Subordinated debt	2	$14,924	Yield analysis	Yield	9.72%	9.72%	Decrease
Equity and other	1	$231	Transacted value	Cost (5)	100.00	100.00	Increase
Total	54	$206,741
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0-100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2017 the Master Fund had investments of this nature measured at fair value totaling $101.5 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

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
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2016 (dollars in thousands):

December 31, 2016
Asset Category	No. of Investment Positions	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	22	$74,929	Yield analysis	Yield	7.75%	6.49% - 10.20%	Decrease
			Transacted value	Cost (5)	99.53	99.53	Increase
			Market comparables	EBITDA multiple	16.3x	16.3x	Increase
Senior secured loans - second lien	4	$24,750	Yield analysis	Yield	10.89%	10.40% -11.85%	Decrease
			Market comparables	EBITDA multiple	6.2x	6.2x	Increase
Senior secured bonds	3	$4,909	Yield analysis	Yield	9.72%	9.72%	Decrease
			Liquidation Analysis	Liquidation value	N/A	N/A	Increase
Senior unsecured debt	1	$5,410	Yield analysis	Yield	12.59%	12.59%	Decrease
Subordinated debt	2	$15,142	Transacted value	Cost (5)	98.67	98.64-100.00	Increase
Equity and other	2	$53	Transacted value	Cost (5)	1.00	1.00	Increase
			Market and income approach	Company specific risk premium	515.60%	515.60%	Decrease
			Option valuation model	Volatility	163.18%	163.18%	Increase
Total	34	$125,193
______________

(1)
For the assets and investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0-100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2016 the Master Fund had investments of this nature measured at fair value totaling $8.0 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

Notes to Consolidated Financial Statements

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2017 (in thousands):

	For the Year Ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$5,410	$15,142	$53	$133,200
Additions (1)	129,835	49,316	12,001	13,902	—	231	205,285
Net realized gains (2)	1,309	577	1,200	26	—	—	3,112
Net change in unrealized appreciation (depreciation) on investments (3)	1,387	109	325	535	92	(40)	2,408
Sales and repayments (4)	(54,649)	(14,299)	(13,200)	(2,633)	(337)	(13)	(85,131)
Net discount accretion	540	188	15	73	26	—	842
Transfers into Level 3 (5) (6)	38,673	5,823	—	4,000	—	—	48,496
Fair value balance as of December 31, 2017	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2017	$1,567	$224	$325	$535	$92	$(40)	$2,703
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the year ended December 31, 2017, twelve investments were transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.
The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt		Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2016	$21,200	$1,576	$6,827	$—		$—	$471	$30,074
Additions (1)	64,687	24,603	—	5,321		15,135	50	109,796
Net realized gains (2)	209	—	—	—		—	—	209
Net change in unrealized appreciation (depreciation) on investments (3)	166	117	1,102	89		7	(468)	1,013
Sales or repayments (4)	(11,424)	—	—	—		—	—	(11,424)
Net discount accretion	112	30	3	—		—	—	145
Transfers out of Level 3 (5) (6)	—	(1,576)	—	—		—	—	(1,576)
Transfers into Level 3 (5) (7)	4,963	—	—	—	—	—	—	4,963
Fair value balance as of December 31, 2016	$79,913	$24,750	$7,932	$5,410		$15,142	$53	$133,200
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2016	$300	$117	$1,102	$89		$7	$(468)	$1,147

Notes to Consolidated Financial Statements

______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

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
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of the credit facility payable approximates its fair value and it is considered to be classified as a Level 3 liability in the fair value hierarchy.
Note 6. Related Party Agreements and Transactions
The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") (formerly Carey Credit Income Fund 2016 T) , Guggenheim Credit Income Fund - I ("GCIF-I") (formerly Carey Credit Income Fund - I), and Guggenheim Credit Income Fund 2018 T ("GCIF 2018T") (formerly Carey Credit Income Fund 2018 T), three Feeder Funds, whose registration statements initially became effective on July 24, 2015, July 31, 2015 and October 3, 2016, respectively. The membership of the Boards of Trustees for the Master Fund, GCIF 2016T, GCIF-I and GCIF 2018T are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of common shares in the acquisition of the Master Fund's Common Shares.
Two of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim. All of the Company's executive officers also serve as executive officers of the Feeder Funds.
Guggenheim and/or its affiliates receive, as applicable, compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities, administrative services and organizing the Master Fund, and (iii) capital markets services in connection with the raising of equity capital for Feeder Funds affiliated with the Master Fund, as more fully discussed below.
Investment Advisory Agreements and Compensation of the Advisor
Prior to September 11, 2017, the Master Fund was party to (i) an investment advisory agreement, as amended and restated (the "Prior Investment Advisory Agreement") with CCA and (ii) an investment sub-advisory agreement, as amended and restated (the "Investment Sub-Advisory Agreement") with CCA and Guggenheim. The Prior Investment Advisory Agreement and Investment Sub-Advisory Agreement were terminated by action of the Board of Trustees upon receipt and acceptance of CCA's resignation letter on August 10, 2017 with an effective date of September 11, 2017. Based on the Board of Trustees' approval, the Master Fund entered into the Interim Investment Advisory Agreement with Guggenheim on August 11, 2017 with an effective date of September 11, 2017. From September 11, 2017 through October 19, 2017 Guggenheim served as investment advisor pursuant to the Interim Investment Advisory Agreement. On October 20, 2017, the Investment Advisory Agreement between the Master Fund and Guggenheim was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement. Consistent with the terms of the Interim Investment Advisory Agreement, the Master Fund agreed to pay Guggenheim an investment advisory fee consisting of two components: (i) a management fee and (ii) a performance-based incentive fee. Guggenheim continues to be entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
Management Fees: Effective September 11, 2017 and continuing after October 20, 2017, the management fee (recorded as investment advisory fee) is calculated at an annual rate of 1.75% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and it is payable in arrears. Under the Prior Investment Advisory Agreement, the management fee was computed at an annual rate of 2.0% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months.
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

Notes to Consolidated Financial Statements

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
The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to Guggenheim, or (ii) by Guggenheim upon not less than 120 days' written notice to the Master Fund. In the even that the Investment Advisory Agreement is terminated by Guggenheim, and if the Independent Trustees elect to continue the Master Fund, then Guggenheim shall pay all direct expenses incurred by the Master Fund as a result of Guggenheim's withdrawal, up to, but not exceeding $250,000. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date on which the Master Fund's shareholders approved the Investment Advisory Agreement and will remain in effect year to year thereafter if approved annually (i) by a majority of the Master Fund's Independent Trustees and (ii) the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities.
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
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to the Administrator upon the vote of the Master Fund's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Master Fund. Unless earlier terminated, the Administrative Services Agreement will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods if approved annually by a majority of the Board of Trustees and the Master Fund's Independent Trustees.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with CCA and Guggenheim. The O&O Agreement was terminated on August 10, 2017. Under the O&O Agreement the Master Fund reimbursed CCA and Guggenheim for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses was conditional on the raise of equity capital from the sale of Master Fund's Common Shares. As of November 3, 2016, the Master Fund had reimbursed CCA and Guggenheim for all organization and offering costs incurred. The Master Fund, Guggenheim and CCA, for a limited purpose, entered into an amended and restated organization and offering expense reimbursement agreement on September 5, 2017, with an effective date of September 11, 2017, whereby CCA relinquished any rights to reimbursement of organization and offering expenses.
Dealer Manager Agreement
On May 1, 2015, the Master Fund initially entered into a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial"), GCIF 2016T and GCIF-I. The Dealer Manager Agreement was updated to include GCIF 2018T on October 3, 2016. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to Guggenheim Funds Distributors, LLC ("GFD") and the assignment and assumption agreement was approved by the Board of Trustees. GFD is an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's, GCIF 2018T's and GCIF-I's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. Each Feeder Fund, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days' written notice to the other party. In the event that a Feeder Fund or GFD terminates the Dealer Manager Agreement with respect to a particular Feeder Fund, the Dealer Manager Agreement will continue with respect to any other Feeder Fund.

Notes to Consolidated Financial Statements

Capital Structuring Fees and Administrative Agency Fees
Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.
Advisor Transition Costs in Connection with Advisor Changes, Proxy Statement and Shareholder Meetings
The Master Fund incurred advisor transition costs in connection with the change in investment advisor, the issuance of a proxy statement to approve an investment advisory agreement with Guggenheim, the solicitation of shareholders in connection with the proxy statement, and a shareholder meeting. WPC and Guggenheim agreed to reimburse the Master Fund for all advisor transition costs.
Promissory Notes
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate (the "Promissory Notes"). The Master Fund repaid all outstanding balances under the Promissory Notes on December 17, 2015.
Summary of Related Party Transactions for the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

Related Party		For the Year Ended December 31,
	Source Agreement & Description	2017	2016	2015
CCA & Guggenheim	Prior Investment Advisory Agreement - investment advisory fee (1)	$5,229	$3,473	$402
Guggenheim	Investment Advisory Agreement - investment advisory fee (1) (2)	2,167	—	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	303	384	245
Guggenheim	Administrative Services Agreement - expense reimbursement	168	—	—
Guggenheim	Reimbursement of capital structuring fees and administrative agency fees	(371)	(157)	—
CCA & Guggenheim	O&O Agreement - organization cost reimbursements	—	228	—
CCA & Guggenheim	O&O Agreement - offering cost reimbursements	—	120	—
WPC & Guggenheim	Reimbursement of Advisor Transition Costs	(798)	—	—
GCIF-I	Net Issuance (Repurchase) of Common Shares	20,523	19,191	125
GCIF 2016T	Net Issuance (Repurchase) of Common Shares	48,862	104,949	2,235
Trustees	Amended and Restated Bylaws - independent trustee fees and expenses (3)	555	367	103
WPC Holdco LLC	Promissory Notes - principal and interest	—	—	33,188
____________________

(1)
During the year ended December 31, 2017, Guggenheim earned, and subsequently waived, an incentive fee on capital gains in the amount of less than $0.1 million; therefore no incentive fee is recorded in the table above. During the years ended December 31, 2016 and December 31, 2015, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

(2)	Includes investment advisory fees earned by Guggenheim under the Interim Investment Advisory Agreement.

(3)
For the year ended December 31, 2017, the amount recorded in this table includes (i) regular independent trustee fees and expenses and (ii) independent trustee fees and expenses for extraordinary services in connection with advisor transition matter; extraordinary independent trustee fees and expenses are included in advisor transition costs on the consolidated statement of operations.

Notes to Consolidated Financial Statements

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement, Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of December 31, 2017, management believes that the risk of incurring any losses for such indemnifications is remote.
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
On August 24, 2017, the Hamilton loan agreement was amended to recognize the resignation of CCA and the appointment of Guggenheim as the interim investment advisor. As of December 31, 2017, Hamilton was in compliance with all material terms and covenants of the Hamilton Credit Facility.
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
Hamilton's borrowings as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2017	$175,000	$150,000	$148,988	4.24%	12/17/19	2.0	years
December 31, 2016	$175,000	$126,000	$124,505	3.64%	12/17/19	3.0	years
______________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

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

Notes to Consolidated Financial Statements

In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate. The Master Fund repaid all outstanding balances under the Promissory Notes on December 17, 2015.
The components of the Master Fund's interest expense and other financing costs for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Stated interest expense	$5,593	$2,241	$239
Unused/undrawn fees	459	653	—
Amortization of deferred financing costs	483	460	19
Total interest expense	$6,535	$3,354	$258
Weighted average interest rate (1)	3.9%	3.3%	1.4%
Average borrowings	$142,615	$67,000	$16,385
______________________

(1)	Calculated as the stated interest expense divided by the average borrowings in each reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2017 and December 31, 2016, the Master Fund’s unfunded commitments consisted of the following (in thousands):

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2017	December 31, 2016
Boats Group (Revolver)	$1,000	$1,000
Bullhorn, Inc. (Delayed Draw)	1,975	—
Bullhorn, Inc. (Revolver)	269	—
Express Oil (Delayed Draw)	377	—
Express Oil (Revolver)	241	—
GAL Manufacturing (Revolver)	352	—
Grinding Media Inc.	—	6,200
Humanetics (Revolver)	400	400
Lytx, Inc. (Revolver)	368	—
Med Intermediate (Delayed Draw)	1,493	1,631
Ministry Brands (Delayed Draw)	71	—
Onyx CenterSource (Revolver)	329	329
National Technical Systems, Inc. (Delayed Draw)	—	765
Parts Town, LLC (Revolver)	—	900
Pet Holdings ULC (Delayed Draw)	125	500
PluralSight Holdings (Revolver)	250	—
Trader Interactive (Revolver)	346	—
Velocity Holdings US (Revolver)	462	—
Total Unfunded Commitments	$8,058	$11,725
______________________
(1)    May pertain to commitments to one or more entities affiliated with the named portfolio company.
Indemnification
In the normal course of business, the Master Fund enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Master Fund's maximum exposure under these arrangements is unknown, as these involve future claims that may be made against the Master Fund but that have not occurred. The Master Fund expects the risk of any future obligations under these indemnifications to be remote.

Notes to Consolidated Financial Statements

Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings (loss) per Common Share) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 (in thousands, except share and per share data):

	For the Year Ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Weighted average Common Shares outstanding (basic and diluted)	27,524,615	12,370,464	5,571,531
Earnings (loss) per Common Share - basic and diluted (1)	$0.64	$0.88	$(0.71)
______________________

(1)	Earnings (loss) per Common Share, both basic and diluted, were equivalent in each period because there were no Common Share equivalents outstanding during each period.

Notes to Consolidated Financial Statements

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands, except share and per share amounts):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of year	$8.47	$8.00	$9.00
Net investment income	0.50	0.21	0.30
Net realized gains	0.12	0.05	0.01
Net change in unrealized appreciation (depreciation) (2)	0.02	0.45	(1.01)
Net increase (decrease) resulting from operations	0.64	0.71	(0.70)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.49)	(0.17)	(0.30)
Distributions from realized gains	(0.07)	(0.04)	—
Distributions in excess of net investment income	(0.03)	(0.03)	—
Net decrease resulting from distributions	(0.59)	(0.24)	(0.30)
Net asset value, end of year	$8.52	$8.47	$8.00

INVESTMENT RETURNS
Total investment return (4)	7.80%	9.14%	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$248,481	$178,066	$46,704
Average net assets (5)	$233,765	$101,825	$49,119
Common Shares outstanding, end of year	29,151,096	21,016,797	5,840,060
Weighted average Common Shares outstanding	27,524,615	12,370,464	5,571,531

Ratios-to-average net assets: (5)
Total expenses (before reimbursements and management fees waiver)	7.70%	9.65%	5.16%
Effect of advisor transition costs reimbursement and management fees waiver	(0.35)%	—%	(1.77)%
Net expenses	7.35%	9.65%	3.38%
Net investment income	5.88%	2.53%	3.45%

Average outstanding borrowings (5)	$142,615	$67,000	$16,385
Portfolio turnover rate (5)(6)	43%	51%	39%
Asset coverage ratio (7)	2.66	2.41	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Note 11. Distributions
The Board of Trustees declared distributions for twelve, four and three record dates, respectively, during the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The total and the sources of declared distributions on a GAAP basis for years ended December 31, 2017, December 31, 2016 and December 31, 2015 are presented in the tables below (dollars in thousands, except per Share amounts):

	For the Year Ended December 31,
	2017			2016			2015
	Per Share	Amount	Allocation	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total declared distributions	$0.59	$16,678	100.0%	$0.24	$3,685	100.0%	$0.30	$1,703	100.0%
From net investment income	0.49	13,738	82.3	0.17	2,593	70.4	0.30	1,693	99.4
Distributions from realized gains	0.07	1,978	11.9	0.04	595	16.1	—	10	0.6
Distributions in excess of net investment income	0.03	962	5.8	0.03	497	13.5	—	—	—
For income tax purposes, the Master Fund estimates that its 2017 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 12. Taxable/Distributable Income).
Note 12. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to (i) differing treatments of income and gains on various investment securities held by the Master Fund and expenses incurred by the Master Fund and (ii) the transition of the Master Fund from non-RIC tax status to RIC tax status in tax year 2015. Permanent book and tax basis differences result in reclassifications to paid-in capital in excess of par value and undistributed net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
As of December 31, 2017, December 31, 2016 and December 31, 2015, the Master Fund made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2017	2016	2015
Paid in capital in excess of par value	$(67)	$(52)	$(15)
Undistributed net investment income	67	52	15
Total	$—	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$17,708	$10,908	$(3,953)
Net change in unrealized (appreciation) depreciation	(626)	(7,767)	5,688
Unearned performance-based incentive fee on unrealized gains	798	536	—
Offering expense	68	52	—
Other book-tax difference	(199)	168	15
Total taxable income and gains available for distributions	$17,749	$3,897	$1,750
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Master Fund had taxable income available for distributions in excess of the distributions paid during each respective year. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015 was as follows (in thousands):

	For the Year Ended December 31,
Paid Distributions Attributable To:	2017	2016	2015
Ordinary income (including short-term capital gains)	$16,321	$3,685	$1,703
Long-term capital gains	357	—	—
Total	$16,678	$3,685	$1,703
Paid distributions as a percentage of taxable income and gains available for distributions	94.0%	94.6%	97.3%
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Master Fund had taxable income and gains in excess of the distributions made from such taxable income during the year. Furthermore, the Master Fund does not expect to incur an U.S. federal excise tax for its tax year beginning January 1, 2017 and ending December 31, 2017.
As of December 31, 2017 and December 31, 2016, the components of tax basis accumulated earnings (loss) were as follows (in thousands):

	2017	2016
Undistributed ordinary income, net	$—	$271
Undistributed capital gains	1,366	—
Unrealized gain (loss)	2,904	2,087
Other temporary adjustments	(1,539)	(724)
Total accumulated earnings (loss), net	$2,731	$1,634

Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2017 and December 31, 2016 are presented below (in thousands, except per share amounts):

	As of and for the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,661	$8,331	$7,745	$6,172
Net investment income	4,402	3,862	3,555	1,919
Net realized and unrealized gains (losses)	998	956	(256)	2,272
Net increase in net assets resulting from operations	5,400	4,818	3,299	4,191
Net assets	248,481	249,367	248,564	236,398
Total investment income per Common Share - basic and diluted	0.30	0.29	0.28	0.26
Net investment income per Common Share - basic and diluted	0.15	0.13	0.13	0.08
Earnings per Common Share - basic and diluted	0.19	0.16	0.12	0.18
Net asset value per Common Share at end of quarter	8.52	8.55	8.55	8.55

	As of and for the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$5,033	$3,707	$1,977	$1,691
Net investment income	1,194	1,083	73	228
Net realized and unrealized gains (losses)	2,465	4,598	1,720	(453)
Net increase (decrease) in net assets resulting from operations	3,659	5,681	1,793	(225)
Net assets	178,066	139,716	98,179	59,739
Total investment income per Common Share - basic and diluted	0.27	0.26	0.20	0.26
Net investment income per Common Share - basic and diluted	0.06	0.08	0.01	0.04
Earnings (loss) per Common Share - basic and diluted	0.19	0.40	0.18	(0.04)
Net asset value per Common Share at end of quarter	8.47	8.31	8.08	7.90
Note 14. Subsequent Events
On March 8, 2018, the board of GGIF 2018T resolved to terminate its public offering of its common shares.
On March 8, 2018, the board of GCIF - I approved a resolution to file a registration statement with the SEC for the offering of its common shares.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2017 at a reasonable level of assurance.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2017, our internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information.
On March 8, 2018, Paul S. Saint-Pierre resigned, effective as of March 31, 2018, from his positions as Chief Financial Officer, Secretary, and Treasurer of the Company. Mr. Saint-Pierre’s decision to resign is not the result of any disagreement with us.
On March 8, 2018, Dina DiLorenzo resigned, effective as of March 31, 2018, from her position as Senior Vice President. Ms. DiLorenzo’s decision to resign is not the result of any disagreement with us.
On March 8, 2018, Robert F. Amweg resigned, effective as of March 31, 2018, from his position as Chief Compliance Officer of the Company. Mr. Amweg’s decision to resign is not the result of any disagreement with us.
On March 8, 2018, the Board of Trustees appointed Brian S. Williams as Chief Financial Officer and Treasurer of the Company effective as of April 1, 2018. Mr. Williams, age 35, serves as Director of Guggenheim Investments and has been with Guggenheim Investments since 2017.

Mr. Williams is a Director for Guggenheim Investments and is responsible for the oversight of finance, accounting and fund administration for the business development companies. He joined Guggenheim in September 2017. Prior to September 2017, Mr. Williams served as First Vice President and BDC Chief Accounting Officer for W. P. Carey Inc., where he was responsible for accounting, finance and financial reporting for business development companies. Mr. Williams previously served as Vice President at W. P. Carey Inc., overseeing controllership functions for several real estate investment trusts with a focus on accounting for real estate transactions, lease accounting and purchase price allocations. Mr. Williams holds a BS in Accountancy from Villanova University and an MBA from the New York University Stern School of Business. He has earned the right to use the Chartered Financial Analyst® designation and is a member of the CFA Institute.
On March 8, 2018, the Board of Trustees appointed Joanna M. Catalucci as Chief Compliance Officer and Anti-Money Laundering Officer of the Company effective as of April 1, 2018. Ms. Catalucci, age 51, serves as Senior Managing Director of Guggenheim Investments and has been with Guggenheim Investments since 2012.
Ms. Catalucci is a Senior Managing Director with compliance for Guggenheim Investments.  In this role, she leads the strategic direction of the comprehensive compliance program for the registered mutual funds focusing on the compliance requirements of the investment advisors, products and distribution specific to the Intermediary business.  Before joining Guggenheim, Ms. Catalucci served as senior vice president and chief compliance officer of Rydex|SGI for 12 years. In this role, Ms. Catalucci oversaw the compliance programs for Rydex|SGI’s investment advisor, mutual funds and ETFs. Before joining Rydex|SGI in 2000, Ms. Catalucci served as vice president of fund administration for Chase Global Fund Services Co., where she was responsible for compliance for the Morgan Stanley Dean Witter group of funds. Before that, she served as an audit supervisor at PriceWaterhouseCoopers, LLP. Ms. Catalucci holds a B.S. degree in accounting from Merrimack College in Andover, MA.
On March 8, 2018, the Board of Trustees appointed Brian E. Binder as Senior Vice President of the Company effective as of April 1, 2018. Mr. Binder, age 46, serves as Senior Managing Director and Chief Administrative Officer of Guggenheim Investments and has been with Guggenheim Investments since 2018.
Mr. Binder oversees global administrative functions for Guggenheim Investments and is responsible for board governance and product line oversight as relates to all registered investment funds. Mr. Binder has over 24 years of experience in the asset management industry. Prior to joining Guggenheim in 2018, Mr. Binder was Managing Director, President of the Deutsche Funds and Head of US Product, Trading and Fund Administration at Deutsche Asset Management. Previously, Mr. Binder was Head of Business Management and Consulting at Invesco, Ltd. where he served as Chairman of the US Executive Management Committee. Prior to that, he held several senior roles at Morgan Stanley Investment Management, including Chief Administrative Officer of Van Kampen Investments and Chief Administrative Officer of Americas Distribution for Morgan Stanley Investment Management. Mr. Binder received his B.S. from Eastern Illinois University.
On March 8, 2018, the Board of Trustees appointed Amy J. Lee as Secretary of the Company effective as of April 1, 2018. Ms. Lee, age 56, serves as Senior Managing Director of Guggenheim Partners, LLC and has been with Guggenheim Partners, LLC since 2012.
Ms. Lee is responsible for legal services provided to Guggenheim's retail asset management business, which includes the Master Fund and the Feeder Funds. She also serves as a member of the Board of Trustees and the Chief Legal Officer for certain funds in Guggenheim’s fund complex. Prior to joining Guggenheim, she served as Associate General Counsel, Vice President and Assistant Secretary of Security Benefit Corporation ("Security Benefit") from January 1987 to 2012. Ms. Lee was responsible for legal services provided to Security Benefit's asset management line of business, including legal services provided to its investment adviser and broker-dealer affiliates. Ms. Lee received a B.A. from the University of Kansas and a J.D. from the University of Kansas School of Law. She holds FINRA Series 7 and 24 licenses.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
Board of Trustees
Pursuant to the Master Fund's Declaration of Trust and bylaws, the Master Fund's business and affairs are managed under the direction of the Board of Trustees, which has overall responsibility for monitoring and overseeing the Master Fund’s management and operations. The Board of Trustees consists of five members, three of whom are considered Independent Trustees. The initial Trustees were elected by the Master Fund's organizational shareholders. The Trustees are subject to removal or replacement in accordance with Delaware law and the Master Fund’s Declaration of Trust.
Messrs. Goodman, Rosenblatt and Roth are “Independent Trustees,” defined as Trustees who (i) are not “interested persons” of the Master Fund as defined in Section 2(a)(19) of the 1940 Act, and (ii) meet the independence requirements of Section 10A(m)(3) of the Exchange Act, and the rules and regulations of the SEC thereunder and under the Securities Act.
The responsibilities of the Board of Trustees include the oversight of our investment activities, quarterly valuations of our assets, financing arrangements, and corporate governance activities. The Board of Trustees, including the Independent Trustees, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, annually reviews the compensation the Master Fund pays to Guggenheim and to determine that the provisions of the Investment Advisory Agreement are carried out.
The Board of Trustees currently has an Independent Trustees Committee, an Audit Committee, and a Nominating and Governance Committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. The Board of Trustees has not established a compensation committee because the executive officers of the Master Fund do not receive any compensation from the Master Fund. The Board of Trustees, as a whole, participates in the consideration of Independent Trustee compensation and its decisions on Independent Trustee compensation are based on, among other things, a review of director and trustee compensation data for comparable BDCs.
Biographies of Interested Trustees
Matthew S. Bloom serves as Senior Managing Director and Head of Research for Guggenheim’s Corporate Credit Group. He is a member of the Investment Committee overseeing Guggenheim's corporate credit investing activities, and has been with Guggenheim Partners since 2006. During his career at the firm, Mr. Bloom has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing in the consumer, financial, food, gaming, industrials, retail, services, and transportation sectors. In addition, in his capacity as a senior analyst and as a team leader, Mr. Bloom has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Bloom worked as an attorney at Skadden, Arps, Slate, Meagher & Flom in the Mergers and Acquisitions and Banking and Institutional Investing groups. Mr. Bloom received his BS from the University of Florida and his JD from Columbia University School of Law.
Mr. Bloom was selected as one of our two Interested Trustees because of his extensive knowledge of corporate credit investing activities and the Company's business and operations.  Additionally, his experience as Head of Research and an Investment Committee Member at Guggenheim Partners is particularly relevant to his trusteeship, and which we believe provides us with exceptional experience and leadership.
Kevin H. Gundersen serves as Senior Managing Director and portfolio manager in Guggenheim's Corporate Credit Group. He is a member of the Investment Committee overseeing Guggenheim's corporate credit investing activities, and has been with Guggenheim Partners since 2002. He has over a decade of experience in the high yield and leverage loan asset class. During his career at the firm, Mr. Gundersen has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing across the capital structure in the media, telecommunications and technology sectors. In addition, Mr. Gundersen has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Gundersen worked at GeoTrust, a technology company focused on eCommerce security solutions. Mr. Gundersen received his A.B. from Harvard University. He earned the right to use the Chartered Financial Analyst® designation and is a member of the CFA Institute.
Mr. Gunderson was selected as one of our two Interested Trustees because of his extensive and broad based experience in corporate credit, including his roles as a Portfolio Manager and Investment Committee Member at Guggenheim Partners.  Equally significant is his industry-specific knowledge and leadership experience at Guggenheim Partners, which we believe are key qualifications for providing tactical and strategic advice and leadership to us.
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
Eric Rosenblatt serves as an Independent Trustee, a member of the Audit Committee and the Nominating and Governance Committee, and as Chairman of the Independent Trustees Committee. He is the President and Founder of R Group AG ("R Group"), which he founded in 2012. R Group is a financial advisory firm based in Switzerland that serves high net worth individuals. R Group focuses on the due diligence, structuring, and monitoring of direct investments (specifically private equity and private debt) and their integration into pre-existing or currently developing financial relationships. From 2004 to 2009, Mr. Rosenblatt was a Vice President at Guggenheim Partners, an asset management firm in New York. During his tenure at Guggenheim Partners, he oversaw a portfolio of over $2 billion across multiple asset classes; these included private and public equity, high yield and investment grade bonds, credit default swaps, corporate bank debt, and distressed loans. Mr. Rosenblatt holds a BS in Physics from the Massachusetts Institute of Technology and an MBA from the New York University Stern School of Business, where he was inducted into the Beta Gamma Sigma Honors Society.
Mr. Rosenblatt was selected as one of our three Independent Trustees because of his knowledge of portfolio management across multiple asset classes and as a director for private companies.
Peter E. Roth serves as an Independent Trustee, a member of the Nominating and Governance Committee and the Independent Trustees Committee, and as Chairman of the Audit Committee. Since 2017, Mr. Roth is the Managing Partner of Rothpoint Group llc, a financial services consulting firm. From 2012 to 2018, Mr. Roth was the Managing Partner of JP Charter Oak Advisors llc, an investment and advisory firm that was focused on the financial services industry. From 2006 to 2012, he served as Chief Executive Officer of KBW Asset Management, Inc. (“KBWAM”), a wholly owned subsidiary of KBW, Inc. While at KBWAM, Mr. Roth oversaw the management of several alternative investment funds and was Managing Director and a member of the Investment Committee of KBW Capital Partners GP LLC. During the same period, he also served as a Financial Agent to the U.S. Department of the Treasury on its Capital Purchase Program and the Automotive Industry Finance Program. From 2003 to 2006, he served as the Head of Insurance Investment Banking for Keefe, Bruyette & Woods, Inc. and, from 1990 to 2003, as Head of U.S. Investment Banking for Fox-Pitt, Kelton Inc. (a division of Swiss Re since 1999).
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
Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Feeder Funds’ Board of Trustees where they have overall responsibility for overseeing each of the Feeder Funds’ management and operations. As of December 31, 2017, the master fund/feeder fund complex consisted of the Master Fund, GCIF-I, GCIF 2016 T and GCIF 2018 T (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 40	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed Trustee August 2017; Appointed CEO, President, and Chairman of the Board September 2017	Senior Managing Director and Head of Research, Guggenheim Partners, 01/2006-present.	GCIF Master/Feeder Complex
Kevin H. Gundersen, 40	Interested Trustee	Appointed September 2017	Senior Managing Director & Portfolio Manager, Guggenheim Partners, 05/2002-present.	GCIF Master/Feeder Complex
Independent Trustees
Marc S. Goodman, 69	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Director, Conyers Consulting Group, 04/2014-present; Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, 1983-03/2014.	GCIF Master/Feeder Complex; Director, Duet Commodities Fund Limited, 07/2014-present; Director, Electrum Special Acquisition Corporation, 04/2015-present.
Eric Rosenblatt, 35	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed February 2015	President/Founder and Director, R Group AG, 03/2012-present.	GCIF Master/Feeder Complex; Director, R Capital GmbH, 11/2015-present; Director, Zeotap GmbH, 07/2015-present; Director, R Group AG, 03/2012-present.
Peter E. Roth, 59	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed February 2015	Managing Partner, Rothpoint Group llc, 10/2017-present; Managing Partner, JP Charter Oak Advisors llc, 01/2012-04/2018; Chief Executive Officer, KBW Asset Management, Inc., 2006-01/2012.	GCIF Master/Feeder Complex; Board Member, St. Mary’s Healthcare System for Children, 09/2010-present.
_______________________

(1)	Guggenheim Partners is an affiliate of the Master Fund.

(2)	Messrs. Bloom and Gundersen, our two Interested Trustees, are senior executives of Guggenheim who provide services to us.

(3)
Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers
Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The seven executive officers identified below also serve as executive officers of the three affiliated Feeder Funds in the same positions. The Company does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 40	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed Trustee August 2017; Appointed CEO, President, and Chairman of the Board September 2017	Senior Managing Director and Head of Research, Guggenheim Partners, 01/2006-present.	GCIF Master/Feeder Complex
Paul S. Saint-Pierre, 64	Chief Financial Officer, Secretary, and Treasurer	December 2014 - March 2018 (2)
Manager, PSP Advisors LLC, consultancy to the financial services industry, 09/2017- present; Senior Vice President, W. P. Carey Inc., a real estate investment trust, 12/2014-09/2017; Senior Vice President, Secretary, and Chief Financial Officer, Carey Credit Advisors, LLC, 12/2014-09/2017; Chief Financial Officer, Corporate Capital Trust, Inc., a business development company, 06/2010-11/2014; Senior Vice President and Group Chief Financial Officer, CNL Financial Group, LLC, a financial services and alternative investment firm, 2011-11/2014; Senior Vice President and Chief Financial Officer, CNL Fund Advisors Company, a registered investment advisor, 01/2007-11/2014.
None
Richard Cheung, 38	Senior Vice President	Appointed September 2017	Managing Director, Head of Private Fund Accounting, Guggenheim Partners, 05/2008-present.	None
Kevin M. Robinson, 58	Senior Vice President	Appointed September 2017	General Counsel, Guggenheim Investments, 01/2016-present; Senior Managing Director, Guggenheim Partners, LLC, 2007-present.	None
John V. Palmer, 33	Senior Vice President	Appointed December 2014
Director, Guggenheim Partners Investment Management, LLC 09/2017-present, First Vice President, W. P. Carey Inc., 05/2014-09/2017; First Vice President, Carey Credit Advisors, LLC, 12/2014-09/2017; Director of Fund Management, CNL Financial Group, LLC, 05/2009-05/2014.

None

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Dina DiLorenzo, 46	Senior Vice President	September 2017 - March 2018 (2)
Chief Operating Officer, Guggenheim Investments, 08/2015-present; Managing Executive and Head of Broker Dealer, Guggenheim Investor Services, LLC, 03/2008-present; Senior Managing Director, Guggenheim Partners, LLC, 03/2005-present; Global Head of Advisory and Chief Operating Officer, Guggenheim Investment Advisors, LLC, 03/2005-present.
None
Robert F. Amweg, 65	Chief Compliance Officer	February 2015 - March 2018 (2)
Compliance Director, Vigilant Compliance, LLC, consultancy to the financial service industry, 08/2013-present; Chief Financial Officer and Chief Accounting Officer, Turner Investments, LP, 02/2007-08/2012.
None
_______________________

(1)	Guggenheim, Guggenheim Partners, W. P. Carey Inc., and CCA are affiliates of the Master Fund for all or a portion of 2017.

(2)
These persons have resigned as officers of the Master Fund and affiliated Feeders Funds with an effective date of March 31, 2018. See Item 9B. Other Information regarding officer resignations and appointments that occurred on March 8, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Master Fund believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2016.
Code of Ethics
The Master Fund adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the code of ethics. A copy of our code of ethics is available at www.guggenheiminvestments.com/bdc/corporate-governance.
Corporate Governance
Board of Trustees Leadership Structure
Our business and affairs are managed under the direction of our Board of Trustees. Among other things, our Board of Trustees sets broad policies for us and approves the appointment of our Advisor, administrator, and officers. The role of our Board of Trustees, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.
Under our bylaws, our Board of Trustees may designate one of our Trustees as Chairman to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. Presently, Mr. Bloom serves as Chairman of our Board of Trustees and is an “interested person” by virtue of his professional association with Guggenheim. We believe that it is in the best interests of our shareholders for Mr. Bloom to serve as Chairman of our Board of Trustees because of his experience in matters of relevance to our business. Our Board of Trustees has determined that the compositions of the Audit Committee and the Independent Trustees Committee are appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as an interested person of us. We believe that our Board of Trustees’ flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of us and our shareholders.
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
Board of Trustees’ Role in Risk Oversight
Our Board of Trustees oversees our business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Our Board of Trustees implements its risk oversight function both as a whole and through its committees. In the course of providing oversight, our Board of Trustees and its committees receive reports on our Advisor’s activities, including reports regarding our investment portfolio and financial accounting and reporting. Our Board of Trustees also receives a quarterly report from our Chief Compliance Officer, who reports on our compliance with federal and state securities laws and our internal compliance policies and procedures, as well as those of our Advisor, administrator, and transfer agent. The Audit Committee’s meetings with our independent public accounting firm also contributes to its oversight of certain internal control risks. In addition, our Board of Trustees meets periodically with our Advisor to receive reports regarding our operations, including reports on certain investment and operational risks, and our Independent Trustees are encouraged to communicate directly with senior members of our management.
Our Board of Trustees believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified, or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of us, our Advisor, the administrator, and our other service providers.
Board of Trustees Committees - Independent Trustees Committee, Audit Committee, Nominating and Governance Committee
Our Independent Trustees also serve on one or more of the following committees, which have been established by our Board of Trustees to handle certain designated responsibilities. The Board of Trustees has designated a Chairman of each committee. The Board of Trustees may establish additional committees, change the membership of any committee, fill all vacancies, designate alternate members to replace any absent or disqualified member of any committee, or dissolve any committee as it deems necessary and in our best interest.
Independent Trustees Committee.    Our Independent Trustees Committee consists of all of our Independent Trustees. Mr. Rosenblatt currently serves as Chairman of the Independent Trustees Committee. The Independent Trustees Committee assists the Board of Trustees by acting as a liaison between the Board of Trustees and our principal service providers, including without limitation, our Advisor. The Independent Trustees Committee is responsible for assessing the flow of information between our management and the Board of Trustees and overseeing the annual approval process of the Investment Advisory Agreement and the Administrative Services Agreement. The Independent Trustees Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board of Trustees may deem necessary or appropriate. Time is allotted at each quarterly meeting of our Board of Trustees for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board of Trustees or at other times as they deem necessary or appropriate.
Audit Committee.    Our Audit Committee consists of all of our Independent Trustees, each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. Mr. Roth serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on our website at www.guggenheiminvestments.com/bdc/corporate-governance. The Audit Committee is responsible for selecting, engaging, and discharging our independent accountants; reviewing the plans, scope, and results of the audit engagement with our independent accountants; approving professional services provided by our independent accountants (including compensation therefore); reviewing the independence of our independent accountants; and reviewing the adequacy of our internal controls over financial reporting.
Nominating and Governance Committee.    Our Nominating and Governance Committee consists of all of our Independent Trustees. Mr. Goodman serves as Chairman of the Nominating and Governance Committee. The Nominating and

Governance Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Nominating and Governance Committee’s charter is available on our website at www.guggenheiminvestments.com/bdc/corporate-governance. The Nominating and Governance Committee is responsible for selecting, researching, and nominating Trustees for election by our shareholders, selecting nominees to fill vacancies on the Board of Trustees or a committee of the Board of Trustees, developing and recommending to the Board of Trustees a set of corporate governance principles, and overseeing the evaluation of the Board of Trustees and our management. Our Nominating and Governance Committee will consider shareholders’ proposed nominations for Trustees. A shareholder who desires to recommend a nominee must submit a request in writing pursuant to the relevant provisions of our bylaws. Our Nominating and Governance Committee will consider nominees recommended in writing by a shareholder (other than shareholder recommendations of himself or herself) to serve as Trustees, provided that: (i) such person is a shareholder of our Company at the time he, she, or it recommends such nominee and is entitled to vote at the meeting of shareholders at which Trustees will be elected; and (ii) the committee will make the final determination as to the qualifications of the individual to be nominated. The committee will evaluate each nominee recommended by a shareholder to serve as Trustee in the same manner as it would evaluate potential nominees identified by the committee.
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
As an externally managed BDC, we rely on the services of Guggenheim as investment advisor under the Investment Advisory Agreement. Guggenheim also provides administrative services to the Company under an Administrative Services Agreement. Of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim. None of the Company's executive officers receive direct compensation from us. Our Chief Compliance Officer is compensated indirectly by us through a contractual compliance services agreement with Vigilant Compliance, LLC. Guggenheim is reimbursed by us for the allocable portion of administrative services performed by some of the Company's executive officers.

(b)	Compensation of Independent Trustees
The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2017, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $500 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending the in-person meetings of the Board of Trustees and committees. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. Each Independent Trustee also earned a monthly retainer of $7,500 as a member of the Special Committee that oversaw the advisor replacement and transition process. In addition the Special Committee chairman earned a monthly retainer of $1,500 for chairman leadership duties. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ending December 31, 2017; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2017
Independent Trustee Names	Fees earned or paid in cash	Total
Marc S. Goodman	167,839	$167,839
Eric Rosenblatt	166,839	166,839
Peter E. Roth	183,306	183,306
	$517,984	$517,984
In fiscal year 2018, the compensation schedule for each Independent Trustee consists of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of co-investment transaction resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. In addition, the Audit Committee chairman is compensated with a $10,000 annual retainer fee.
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

Name of Beneficial Owner (1)	Number	Percentage of current ownership(2)
Beneficial Owners of More Than 5%:(2)
Carey Credit Advisors, LLC; 50 Rockefeller Plaza, New York, NY 10020	2,777,778	9.53%
IDF III, LLC; 227 West Monroe St., Chicago, IL 60606	2,777,778	9.53%

Feeder Funds: (3)
Guggenheim Credit Income Fund - I	4,759,871	16.33%
Guggenheim Credit Income Fund 2016 T	18,835,670	64.61%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (4)	—	—%
Kevin H. Gundersen	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Paul S. Saint-Pierre, Chief Financial Officer and Secretary	—	—%
Richard Cheung, Senior Vice President	—	—%
Dina DiLorenzo, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	—	—%
Kevin M. Robinson, Senior Vice President	—	—%
Robert F. Amweg, Chief Compliance Officer	—	—%
All Trustees and Executive Officers as a group (11 persons):	—	—%
_______________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 29,151,096 Shares issued and outstanding as of March 5, 2018.

(3)	Each Feeder Fund is registered with the SEC and its financial statements may be viewed at www.sec.gov.

(4)	Matthew S. Bloom is also the Chief Executive Officer and President of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.
Potential Conflicts of Interest
The members, directors, officers and other personnel of Guggenheim allocate their time between advising us and managing other investment and business affairs in an appropriate manner. However, Guggenheim will continue to devote the time, resources and other services necessary to managing its other investment and business activities and Guggenheim is not precluded from conducting activities unrelated to our business affairs. As a result of these business activities, Guggenheim may have conflicts of interest in allocating management time, services and functions among us and other business ventures or clients.
We may compete with other advisory clients or affiliates of Guggenheim for investments, subjecting Guggenheim and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities or making acquisitions on our behalf.
Guggenheim and its respective affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though their investment objectives may be similar to ours. As a result, Guggenheim may at certain times be simultaneously seeking to purchase or dispose of investments for the Master Fund and for other clients for which they serve as advisor.
To the extent not restricted by confidentiality requirements or applicable law, Guggenheim may apply experience and information gained in providing services to our portfolio companies in providing services to competing companies invested in by our affiliates’ other clients.

As a BDC, we are limited in our ability to invest in any portfolio company in which an affiliate’s other client has an investment. We are also limited in our ability to co-invest in a portfolio company with Guggenheim or one or more of its affiliates. Some of these co-investments are only permitted pursuant to reliance on previous no-action letters or an exemptive order from the SEC.
From time to time, and to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with the co-investment transaction exemptive relief we received from the SEC, we and other clients for which Guggenheim provides investment management services or carries on investment activities may make investments at different levels of an investment entity’s capital structure or otherwise in different classes of an issuer’s securities. These investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by us and such other clients, including in the case of financial distress of the investment entity.
From time to time, and to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with the co-investment transaction exemptive relief we received from the SEC, Guggenheim and its affiliates may receive capital structuring fees and loan administration fees in connection with our investments. Guggenheim and its affiliates are obligated to remit to us any earned capital structuring fees and loan administration fees based on our pro rata portion of the co-investment transactions in which we participate.
Certain investments made by us might result in Guggenheim representatives or employees receiving a position on the governing body of a portfolio company as well as fees associated with such position. Any fees received will be passed through to the us in accordance with the 1940 Act.
Guggenheim and its affiliates may advise a broad range of investment funds, vehicles, and other accounts, including proprietary vehicles, that make investments worldwide. Guggenheim may also make investments for its own account.
By reason of the advisory, investment banking, and/or other activities of Guggenheim and its affiliates, Guggenheim may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. This may also happen if, for example, any members of the board of directors of a portfolio company are nominated or designated by Guggenheim or any of its affiliates. Guggenheim will not be free to divulge, or to act upon, any such confidential or material non-public information, and because of these restrictions, Guggenheim may not be able to initiate a transaction for the Master Fund that it otherwise might have initiated (including taking a new position or adding to an existing position). As a result, the Master Fund may be frozen in an investment position that it otherwise might have liquidated or closed out, or may not be able to acquire a position that it might otherwise have acquired.
Guggenheim and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships, or from engaging in other business activities, even though such activities may compete with us or may require substantial resources.
Guggenheim may have, or enter into, advisory relationships with other advisory clients that could lead to circumstances in which a conflict of interest between Guggenheim and its advisory clients could exist or develop. In addition, to the extent that another client of Guggenheim holds a different class of securities of the same issuer than us, the interest of such client and our interest may not be aligned. As a result of these conflicts and restrictions, Guggenheim may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. In order to avoid these conflicts and restrictions, Guggenheim may choose to exit these investments prematurely and, as a result, we would forgo any future positive return associated with such investments.
No rebates or give-ups may be received by Guggenheim or its affiliates, nor may Guggenheim participate in any reciprocal business arrangements that would circumvent the prohibition of rebates or give-ups.
Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services, and products provided by Guggenheim and its affiliates. Guggenheim and its affiliates may purchase, hold, and sell, both for their respective accounts or for the account of their respective clients, on a principal or agency basis, loans, securities, and other obligations and financial instruments and engage in private equity investment activities. Subject to applicable law, Guggenheim and its affiliates will not be restricted in their performance of any such services or in the types of debt or equity investments that they may make. In conducting the foregoing activities, Guggenheim and its affiliates will be acting for their own account or the account of their clients and, subject to applicable law, will have no obligation to act in the interest of the Master Fund.
Transactions with Related Persons, Promoters and Certain Control Persons
Guggenheim may be deemed a promoter and control person of the Master Fund. From inception through September 10, 2017, the Master Fund was party to the Prior Investment Advisory Agreement and the Prior Administrative Services Agreement with CCA. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Board of Trustees selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. The Master Fund is currently party to the Investment Advisory Agreement and the Administrative Services Agreement with Guggenheim. Guggenheim earns investment advisory fees, performance-based incentive fees, and is reimbursed for the costs of providing administrative services.

Under the terms of the Investment Advisory Agreement Guggenheim is responsible for performing the the following tasks:

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
Guggenheim is responsible for identifying, evaluating, negotiating, and structuring our investments. These activities will be carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Certain affiliated co-investment transactions, to the extent permitted by an SEC exemptive order, may require the additional approval of our Independent Trustees Committee.
During 2017 we incurred $2.2 million in investment advisory fees which were payable to Guggenheim. During 2017 and 2016, we incurred $5.2 million and $3.5 million, respectively, in investment advisory fees which were payable to CCA.
Guggenheim also oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, investor relations, and other administrative services. Guggenheim also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, Guggenheim assists us in calculating our net asset value, oversees the preparation and filing of tax returns, the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.
For providing these services, facilities, and personnel, we reimburse Guggenheim for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (i) Guggenheim’s actual costs and (ii) the amount that we would be required to pay for comparable administrative services in the same geographic location. Guggenheim is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations, and/or other reasonable metrics. Our Board of Trustees assesses the reasonableness of such reimbursements based on the breadth, depth, and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board of Trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board of Trustees compares the total amount paid to Guggenheim for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse Guggenheim for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of Guggenheim. During 2017 and 2016, $0.5 million and $0.4 million, respectively, was paid to CCA and Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by CCA and Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
Each of the Investment Advisory Agreement and the Administrative Services Agreement, unless earlier terminated as described below, will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods, if approved annually by (i) a majority of our Independent Trustees, (ii) our Board of Trustees or the holders of a majority of our outstanding voting securities in the case of the Investment Advisory Agreement, and (iii) our Board of Trustees in the case of the Administrative Services Agreement.
Each of the Investment Advisory Agreement and the Administrative Services Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, the Master Fund may terminate the Investment Advisory Agreement and the Administrative Services Agreement with Guggenheim upon 60 days’ written notice. The decision to terminate any agreement may be made by a majority of our Independent Trustees or the holders of a majority of our outstanding Shares.
Guggenheim will be permitted to voluntarily terminate the Investment Advisory Agreement and the Administrative Services Agreement, upon 120 days’ prior written notice.
Under the Investment Advisory Agreement, the Master Fund expects, to the extent permitted by applicable law and in the discretion of the Board of Trustees, to indemnify Guggenheim and certain of its affiliates.
Additionally, as a BDC, we must offer managerial assistance to our eligible portfolio companies (“EPCs”). This managerial assistance may include monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our EPCs, and providing other organizational and financial guidance. Guggenheim makes available such managerial assistance, on our behalf, to our EPCs, whether or not they request this assistance. We may receive fees for these services and will reimburse Guggenheim for their allocated costs in providing such assistance, subject to review and approval by our Board of Trustees.
Indebtedness to Related Party
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate. The Master Fund repaid all outstanding balances under the Promissory Notes on December 17, 2015.
Review and Approval Policies and Procedures With Respect to Related Party Transactions
The Master Fund's Board of Trustees (including all of the Independent Trustees) has approved policies and procedures for the oversight, review and approval of transactions involving the Master Fund and persons related to the Master Fund. For example, the Board of Trustees has approved procedures for the calculation of management and incentive fees payable to Guggenheim and for the reimbursement of organizational and offering expenses paid by Guggenheim. The Master Fund has also adopted a Code of Ethics, prohibiting its Access Persons (as that term is defined under the 1940 Act) and other related parties from engaging in any business transaction or arrangement for personal profit that is not in the best interests of the Master Fund or its shareholders in violation of the fiduciary duty owed to the Master Fund and its shareholders.
Further, the Audit Committee is required by its charter to review with both the Master Fund's management and its independent accountants all related-party transactions or dealings with parties related to the Master Fund, and the Independent Trustees Committee reviews and approves the payment of reimbursements to the administrator for certain costs allocated to the Master Fund pursuant to the Administrative Services Agreement.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (the "Independent Accountant") for professional services performed for the Master Fund's fiscal years ended December 31, 2017 and December 31, 2016.

Fiscal Year	Audit Fees	Tax Fees (2)
2017	$495,000	$17,000
2016	475,000	16,475

The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our former investment adviser and our affiliated Feeder Funds in fiscal years ended December 31, 2017 and December 31, 2016.

	CCA	GCIF 2016T	GCIF-I	GCIF 2018T
Fiscal Year	Tax Fees (2)	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)2)	Audit-Related Fees (1)
2017	$6,200	$7,250	$24,250	$13,000
2016	6,000	26,700	26,700	18,000
___________________

(1)	Audit-Related Fees: This category consists of those fees accrued or billed to the named entity by the Independent Accountant in connection with the periodic review of registration statements.

(2)	Tax Fees: This category consists of fees accrued or billed to the named entity by the Independent Accountant for tax compliance services and preparation of income tax returns.
Audit Committee's Pre-Approval Policy on Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm
The Master Fund maintains an Audit Committee charter that, among other things, mandates that the Audit Committee:

•
appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Companies, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;

•
pre-approve the engagement of the Independent Accountant to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the Independent Accountant), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and

•
pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the Independent Accountant to the Master Fund's investment adviser (not including any sub-adviser whose role is primarily portfolio management and is sub-contracted or overseen by another investment adviser), and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Master Fund if the scope of the non-audit related services under the engagement relates directly to the operations and financial reporting of the Master Fund.

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2017 and December 31, 2016 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Consolidated Financial Statements.
a.    The following consolidated financial statements are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.

b.
No financial statements are filed because the required information is presented in the consolidated financial statements or notes in this Report in Part II. Item 8. Financial Statements and Supplementary Data.

c.	The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10 as filed on November 5, 2014.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01117) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

10.1
Amended and Restated Investment Advisory Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99 (g)(1) filed with Post-Effective Amendment No. 5 to Guggenheim Credit Income Fund - I's registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.) *

10.2
Amended and Restated Investment Sub-Advisory Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99 (g)(2) filed with Post-Effective Amendment No. 5 to Guggenheim Credit Income Fund - I's registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.) *

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

10.7
Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund 2016 T and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Guggenheim Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.8
Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Form 8-K on August 15, 2017.)

10.9
Form of Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99 (k)(4) filed with Pre-Effective Amendment No. 4 to Guggenheim Credit Income Fund 2016 T's registration statement on Form N-2 (File 333-198882) filed on July 17, 2015.) *

10.10
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Form 8-K on August 15, 2017.)

10.11
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

14.1	Code of Ethics of the Registrant. (Filed herewith.)

14.2	Code of Ethics of Guggenheim Partners Investment Management, LLC. (Filed herewith).

21.1	List of Registrant's Subsidiaries (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guggenheim Credit Income Fund

Date:	March 12, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2018	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew S. Bloom
Matthew S. Bloom	President, Chief Executive Officer and Trustee	March 12, 2018
(Principal Executive Officer)

/s/ Paul S. Saint-Pierre
Paul S. Saint-Pierre	Chief Financial Officer	March 12, 2018
(Principal Financial Officer)

/s/ Kevin H. Gundersen
Kevin H. Gundersen	Trustee	March 12, 2018

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 12, 2018

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 12, 2018

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 12, 2018