Form 10-Q
period 2018-03-31
GUGGENHEIM CREDIT INCOME FUND
filed 2018-05-09
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 4, 2018 was 29,151,096.

GUGGENHEIM CREDIT INCOME FUND

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2017, that was filed on March 13, 2018. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2017, that was filed on March 13, 2018. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to “Note” or “Notes” throughout this Report refer to the notes to the consolidated financial statements of the registrant in Part I. Item 1. Consolidated Financial Statements (unaudited).
Unless otherwise noted, the terms “we,” “us,” “our,” the "Company," and “Master Fund” refer to Guggenheim Credit Income Fund. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments at fair value (amortized cost of $378,553 and $369,530, respectively)	$382,202	$372,434
Cash	11,279	1,294
Restricted cash	19,045	24,326
Collateral deposits for foreign currency forward contracts	520	—
Interest and dividend income receivable	2,884	2,212
Principal receivable	6,874	114
Receivable from related parties	138	130
Unrealized appreciation of foreign currency forward contracts	2	—
Prepaid expenses and other assets	126	177
Total assets	$423,070	$400,687

Liabilities
Credit facility payable, net of financing costs	$149,111	$148,988
Payable for investments purchased	20,114	—
Accrued investment advisory fee	624	596
Accrued performance-based incentive fee	1,961	1,334
Unrealized depreciation on foreign currency forward contracts	386	199
Payable to related parties	129	168
Trustees fees payable	38	—
Accrued professional services fees	349	476
Accounts payable, accrued expenses and other liabilities	457	445
Total liabilities	173,169	152,206
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$249,901	$248,481

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Shares authorized, 29,151,096 and 29,151,096 Shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$29	$29
Paid-in-capital in excess of par value	245,721	245,721
Accumulated distributions in excess of net investment income	(1,682)	(1,340)
Accumulated undistributed net realized gain	2,568	1,366
Net unrealized appreciation	3,265	2,705
Net assets	$249,901	$248,481
Net asset value per Common Share	$8.57	$8.52
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest income	$8,120	$5,817
Dividend income	111	—
Fee income	34	355
Total investment income	8,265	6,172
Operating Expenses
Interest expense	1,811	1,497
Administrative services	53	45
Related party reimbursements	161	110
Investment advisory fee	1,780	1,657
Performance-based incentive fee	626	465
Custody services	27	1
Trustees fees	99	112
Professional services fees	243	310
Other expenses	72	56
Total expenses	4,872	4,253
Net investment income	3,393	1,919
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	3,269	961
Foreign currency forward contracts	(700)	222
Foreign currency transactions	(1)	(52)
Net realized gains	2,568	1,131
Net change in unrealized appreciation (depreciation) on:
Investments	745	1,334
Foreign currency forward contracts	(185)	(193)
Net change in unrealized appreciation	560	1,141
Net realized and unrealized gains	3,128	2,272
Net increase in net assets resulting from operations	$6,521	$4,191
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.12	$0.08
Earnings per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.22	$0.18
Weighted average Common Shares outstanding (basic and diluted)	29,151,096	23,555,175
Distributions per Common Share	$0.17	$0.09
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share amounts)

	Three Months Ended March 31,
	2018	2017
Operations:
Net investment income	$3,393	$1,919
Net realized gains	2,568	1,131
Net change in unrealized appreciation	560	1,141
Net increase in net assets resulting from operations	6,521	4,191
Shareholder distributions:
Distributions from net investment income	(3,393)	(1,919)
Distributions from realized gains	(1,366)	—
Distributions in excess of net investment income	(342)	(381)
Net decrease in net assets from shareholder distributions	(5,101)	(2,300)
Capital share transactions:
Issuance of Common Shares	—	56,441
Net increase in net assets resulting from capital share transactions	—	56,441
Total increase in net assets	1,420	58,332
Net assets at beginning of period	248,481	178,066
Net assets at end of period	$249,901	$236,398
Capital share activity:
Common Shares outstanding at the beginning of the period	29,151,096	21,016,797
Common Shares issued from subscriptions	—	6,620,060
Common Shares outstanding at the end of the period	29,151,096	27,636,857
Undistributed (distributions in excess of) net investment income at end of period	(1,682)	(826)
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net increase in net assets resulting from operations	$6,521	$4,191
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(238)	—
Amortization of premium/accretion on investments, net	(337)	(322)
Proceeds from sales of investments	12,722	9,090
Proceeds from paydowns on investments	57,925	25,350
Purchase of investments	(75,826)	(86,779)
Net realized gain on investments	(3,269)	(961)
Net change in unrealized appreciation on investments	(745)	(1,334)
Net change in unrealized depreciation on foreign currency forward contracts	185	193
Amortization of deferred financing costs	123	118
(Increase) decrease in operating assets:
Deferred offering costs	—	31
Interest and dividend income receivable	(672)	398
Principal receivable	(6,760)	(41)
Receivable from related parties	(8)	—
Prepaid expenses and other assets	51	(73)
Increase (decrease) in operating liabilities:
Payable for investments purchased	20,114	17,440
Accrued investment advisory fee	28	111
Accrued performance-based incentive fee	627	465
Payable to related parties	(39)	(8)
Accrued professional services fees	(127)	85
Trustees fees payable	38	40
Accounts payable, accrued expenses and other liabilities	12	(10)
Net cash provided by (used in) operating activities	10,325	(32,016)
Financing activities
Issuance of Common Shares	—	56,441
Distributions paid	(5,101)	(2,300)
Net cash provided by (used in) financing activities	(5,101)	54,141
Net increase in restricted and unrestricted cash	5,224	22,125
Restricted and unrestricted cash, beginning of period	25,620	26,168
Restricted and unrestricted cash, end of period	$30,844	$48,293
Reconciliation of restricted and unrestricted cash
Cash	11,279	25,649
Restricted cash	19,045	22,644
Collateral deposits for foreign currency forward contracts	520	—
Total restricted and unrestricted cash	$30,844	$48,293
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,670	$1,338
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 151.2%
Aerospace & Defense
Advanced Integration Technology	(15)	Senior Secured Loans - First Lien	L+4.75%	6.73%	4/3/2023	5,080	$5,052	$5,119	2.0%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.91%	6/12/2021	3,488	3,461	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.56%	9/8/2023	3,940	3,904	3,935	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.57%	9/6/2024	4,000	3,879	3,887	1.5%
							7,783	7,822	3.1%
Total Aerospace & Defense							16,296	16,341	6.5%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.55%	11/17/2023	11,850	11,472	12,013	4.8%

Mavis Tire Express Services Corp.	(15)	Senior Secured Loans - First Lien	L+3.25%	5.07%	2/28/2025	3,189	3,173	3,195	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)	(8)(15)	Senior Secured Loans - First Lien	N/A	N/A	2/28/2025	—	—	—	—%
Mavis Tire Express Services Corp.	(13)(15)	Senior Secured Loans - Second Lien	L+7.50%	9.32%	3/20/2026	3,446	3,363	3,369	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - Second Lien	N/A	N/A	3/20/2026	—	—	—	—%
Mavis Tire Express Services Corp. (Revolver)	(8)(12)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	2/28/2025	—	(27)	(1)	—%
							6,509	6,563	2.6%
Total Automotive							17,981	18,576	7.4%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.88%	9/8/2021	977	948	977	0.4%
Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,861	1.5%
Total Banking, Finance, Insurance & Real Estate							4,948	4,838	1.9%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	4/19/2024	£10,000	12,165	13,698	5.5%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.88%	7/29/2022	5,677	5,613	5,616	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	5.88%	6/22/2022	4,016	3,959	4,054	1.6%

CTI Foods	(12)(13)	Senior Secured Loans - First Lien	L+3.50%	5.38%	6/29/2020	3,402	3,125	3,096	1.2%
CTI Foods		Senior Secured Loans - Second Lien	L+7.25%	9.13%	6/28/2021	5,000	4,723	3,800	1.5%
							7,848	6,896	2.7%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.19%	3/31/2023	933	925	925	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Parts Town, LLC	(15)	Senior Secured Loans - First Lien	L+4.00%	6.30%	12/9/2024	4,239	4,219	4,292	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.30%	12/8/2025	4,250	4,209	4,314	1.7%
							8,428	8,606	3.4%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	7.26%	5/1/2019	3,606	3,501	3,609	1.5%
Total Beverage, Food & Tobacco							42,439	43,404	17.4%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,078	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.46%	6/1/2023	622	616	617	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	3,640	3,696	3,731	1.5%
Total Capital Equipment							6,312	6,426	2.6%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	6.63%	3/2/2023	5,776	5,702	5,819	2.3%
Total Chemicals, Plastics & Rubber							5,702	5,819	2.3%
Construction & Building
Fiber Composites, LLC	(14)(15)(22)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,485	5,368	5,504	2.2%

GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	6.54%	6/26/2023	5,525	5,441	5,441	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.54%	6/26/2024	6,000	5,882	5,880	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	N/A	6/24/2022	81	35	35	—%
							11,358	11,356	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.13%	8/4/2025	6,000	5,898	5,985	2.4%
SRS Distribution, Inc.		Senior Secured Loans - Second Lien	L+8.75%	10.63%	2/24/2023	6,790	6,715	7,002	2.8%
Total Construction & Building							29,339	29,847	12.0%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.02%	1/31/2025	3,685	3,645	3,644	1.4%
Galls LLC (Delayed Draw)	(8(15)	Senior Secured Loans - First Lien	L+6.25%	N/A	1/31/2025	267	264	264	0.1%
Galls LLC (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.25%	N/A	1/31/2024	—	(76)	(76)	—%
							3,833	3,832	1.5%

Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.74%	4/30/2021	4,733	4,691	4,697	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.93%	4/30/2021	921	910	913	0.4%
							5,601	5,610	2.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Mattel, Inc.	(11)	Senior Unsecured Debt	N/A	6.75%	12/31/2025	1,274	1,276	1,246	0.5%
Total Consumer Goods: Non-Durable							10,710	10,688	4.3%

Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,150	4,137	1.7%
Total Consumer Goods: Durable							4,150	4,137	1.7%

Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.63%	9/23/2021	5,498	5,043	5,287	2.1%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.80%	5/26/2023	2,959	2,933	2,930	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.80%	11/26/2023	3,000	2,959	2,985	1.2%
							5,892	5,915	2.4%
Total Containers, Packaging & Glass							10,935	11,202	4.5%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	N/A	5/18/2020	3,250	3,152	3,415	1.4%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,211	2,132	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,773	1,688	0.7%
							3,984	3,820	1.5%

Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.88%	9/29/2022	3,000	2,944	2,946	1.2%
Total Energy: Oil & Gas							10,080	10,181	4.1%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.69%	4/28/2023	993	983	984	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	10.13%	7/21/2023	14,376	14,211	14,218	5.7%
Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.25%	7/21/2023	€601	620	731	0.3%
							14,831	14,949	6.0%

Endo Pharmaceuticals Finance Co	(11)(13)	Senior Unsecured Debt	N/A	7.25%	1/15/2022	1,220	1,046	1,058	0.4%
Endo Pharmaceuticals Finance Co	(11)(13)	Senior Unsecured Debt	N/A	5.38%	1/15/2023	800	598	606	0.2%
							1,644	1,664	0.6%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.88%	8/15/2023	8,000	7,870	7,916	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.88%	8/15/2023	4,000	3,948	3,958	1.6%
							11,818	11,874	4.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Total Healthcare & Pharmaceuticals							29,276	29,471	11.8%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.49%	8/31/2022	7,621	7,458	7,742	3.1%
Boyne Resorts	(12)	Senior Secured Bonds	N/A	7.25%	5/1/2025	1,000	1,000	1,026	0.4%

Stadium Management Group		Senior Secured Loans - First Lien	L+3.25%	5.14%	1/23/2025	2,400	2,397	2,424	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	8.88%	1/23/2026	2,400	2,394	2,460	1.0%
							4,791	4,884	2.0%
Total Hotel, Gaming & Leisure							13,249	13,652	5.5%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	8.06%	9/9/2022	6,912	6,850	6,913	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	N/A	9/9/2021	—	(88)	(86)	—%
							6,762	6,827	2.7%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.88%	5/4/2022	1,995	1,973	1,975	0.7%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,926	1,912	0.8%
							3,899	3,887	1.5%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.85%	6/15/2024	5,611	5,611	5,525	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	6/15/2023	—	(45)	(45)	—%
							5,566	5,480	2.2%
Total Media: Advertising, Printing & Publishing							16,227	16,194	6.4%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.88%	12/15/2022	531	522	539	0.2%
Total Media: Broadcasting & Subscription							522	539	0.2%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	24	1	24	—%
Total Metals & Mining							1	24	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.46%	12/12/2022	1,587	1,456	1,380	0.6%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.80%	2/17/2023	11,550	11,255	11,666	4.7%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.19%	7/5/2022	4,433	4,378	4,410	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.77%	7/5/2022	498	498	496	0.2%
							4,876	4,906	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Sears Roebuck	(11)(12)	Senior Secured Loans - First Lien	L+4.50%	6.20%	1/18/2019	1,337	1,335	1,335	0.5%
Toys R Us (DIP)	(12)(13)	Senior Secured Loans - First Lien	L+6.75%	10.50%	1/22/2019	5,000	4,976	5,010	2.0%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.52%	1/30/2023	£5,989	7,387	8,303	3.3%
Total Retail							31,285	32,600	13.1%
Services: Business
Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	6.38%	10/7/2021	4,000	3,970	3,939	1.6%
Clarion (Comet Bidco)	UK(10)(11)(12)(13)	Senior Secured Loans - First Lien	L+5.00%	6.58%	10/31/2024	6,000	5,880	5,940	2.4%
HealthChannels, Inc.	(12)(15)	Senior Secured Loans - First Lien	L+4.50%	6.51%	3/27/2025	2,000	1,960	2,005	0.8%

Park Place Technologies	(12)(15)	Senior Secured Loans - First Lien	L+4.00%	4.00%	3/22/2025	2,500	2,488	2,506	1.0%
Park Place Technologies	(12)(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.00%	3/22/2026	2,500	2,475	2,506	1.0%
							4,963	5,012	2.0%
Total Services: Business							16,773	16,896	6.8%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	7.52%	3/18/2022	738	721	742	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	11.37%	1/31/2023	6,000	5,578	5,940	2.4%
							6,299	6,682	2.7%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.55%	2/28/2022	7,108	6,969	6,971	2.8%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.56%	9/9/2024	3,311	3,232	3,232	1.3%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.64%	11/21/2022	5,517	5,484	5,485	2.1%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.64%	11/21/2022	198	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.62%	11/21/2022	1,195	1,189	1,188	0.5%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	8.64%	11/21/2022	28	(8)	(7)	—%
							6,861	6,862	2.7%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.60%	6/2/2024	£2,300	2,917	3,170	1.3%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.88%	3/20/2025	3,000	2,972	3,058	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	10.56%	6/1/2023	4,268	4,175	4,268	1.7%
Greenway Health, LLC		Senior Secured Loans - First Lien	L+4.25%	6.55%	2/16/2024	5,945	5,893	6,002	2.4%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.63%	8/31/2023	6,615	6,470	6,467	2.5%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.63%	8/31/2023	1,463	1,419	1,430	0.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(41)	(41)	—%
							7,848	7,856	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Kerridge Commercial Systems (USD TL)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.90%	6.63%	1/22/2024	634	623	623	0.3%
Kerridge Commercial Systems (GBP TL)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.90%	6.40%	1/22/2024	£528	726	728	0.3%
Kerridge Commercial Systems (Euro DDTL)	UK(8)(10)(11)(13)(15)(18)	Senior Secured Loans - First Lien	L+4.75%	5.25%	1/22/2024	€97	117	119	—%
							1,466	1,470	0.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.88%	12/2/2022	973	965	973	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.87%	12/2/2022	705	702	705	0.3%
							1,667	1,678	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	9.06%	12/20/2021	7,143	7,117	7,117	2.8%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(31)	—%
							7,076	7,086	2.8%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.13%	1/27/2023	4,344	4,289	4,304	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.63%	7/27/2023	4,388	4,325	4,334	1.7%
							8,614	8,638	3.4%

PluralSight Holdings	(13)(14)(15)(23)	Senior Secured Loans - First Lien	L+8.50%	10.38%	6/12/2023	5,867	5,773	5,775	2.3%
PluralSight Holdings	(13)(14)(15)(23)	Senior Secured Loans - First Lien	L+8.50%	10.38%	6/12/2023	1,099	1,075	1,082	0.4%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(27)	(26)	—%
							6,821	6,831	2.7%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	6.22%	4/17/2023	5,657	5,609	5,610	2.2%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.22%	10/17/2023	6,000	5,953	5,955	2.4%
							11,562	11,565	4.6%

Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.74%	12/12/2023	5,525	5,394	5,394	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+7.00%	—%	12/12/2022	—	(54)	(55)	—%
							5,340	5,339	2.2%
Total Technology							89,712	90,708	36.2%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	2,600	2,549	2,581	1.0%
Total Transportation: Cargo							2,549	2,581	1.0%
Utilities: Electric
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.59%	2/28/2025	6,000	5,886	5,970	2.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.80%	8/21/2020	2,944	2,896	2,764	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	8.05%	12/19/2020	358	349	354	0.1%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	9.30%	10/18/2022	4,925	4,689	4,753	1.9%
Total Utilities: Electric							13,820	13,841	5.5%
Total Debt Investments							$372,306	$377,965	151.2%

Equity investments - 1.7%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(15)(20)	Equity and Other	N/A	17.0%		178	$3,509	$3,507	1.4%
Banking, Finance, Insurance & Real Estate							3,509	3,507	1.4%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251	1,885	—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(17)	Equity and Other	N/A	N/A		22	456	314	0.1%
Total Energy: Oil & Gas							2,341	314	0.1%
Technology
Alfresco Software (Common Equity)	(13)(15)(17)	Equity and Other	N/A	N/A		2	166	166	0.1%
PluralSight Holdings (Warrant)	(13)(15)(17)	Equity and Other	N/A	N/A		23	—	19	—%
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		—	231	231	0.1%
Total Technology							397	416	0.2%
Total Equity Investments							$6,247	$4,237	1.7%

Total Investments - 152.9%							$378,553	$382,202	152.9%

March 31, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	4/10/2018	$865	€701	$—	$2	—%
JPMorgan Chase Bank	4/10/2018	$26,788	€19,360	—	$(386)	(0.2)%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate, (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. As of March 31, 2018, LIBO rates ranged between 1.88% for 1-month LIBOR to 2.31% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2018.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in thousands of U.S. Dollars. Equity investments are recorded as number of shares owned.

(7)
Cost represents amortized cost, inclusive of any capitalized PIK, for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in thousands of U.S. Dollars.

(8)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2018 (see Note 8. Commitments and Contingencies).

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

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of March 31, 2018, qualifying assets represented 79% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of March 31, 2018.

(13)	Security or portion thereof was not pledged as collateral supporting the amounts outstanding under a credit facility as of March 31, 2018; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(15)	Investment's value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)
Investment was on non-accrual status as of March 31, 2018, meaning that the Company has ceased recognizing interest income on these investments. As of March 31, 2018, debt investments on non-accrual status represented 0.8% and 0.9% of total investments on an amortized cost basis and fair value basis, respectively.

(17)	Non-income producing security.

(18)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(19)
As of March 31, 2018, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $7.3 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $4.0 million; the net unrealized appreciation was $3.3 million; the aggregate cost of securities for Federal income tax purposes was $378.6 million.

(20)	Preferred dividend rate is currently composed of 0% cash and 17% PIK. The Portfolio Company has elected to PIK up to 17%.

(21)	Interest rate is currently composed of 4% cash and 6% PIK. The portfolio company may elect PIK up to 6%.

(22)	Interest rate is currently composed of 11.5% cash and 1% PIK. The portfolio company may elect PIK up to 1%.

(23)	Interest rate is currently composed of 8.3% cash and 2.5% PIK. The portfolio company may elect PIK up to 2.5%.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 149.6%
Aerospace & Defense
Advanced Integration Technology	(12)(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	4/3/2023	7,541	$7,449	$7,598	3.1%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.61%	6/14/2021	3,488	3,459	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.16%	9/8/2023	3,950	3,913	3,920	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.16%	9/6/2024	4,000	3,876	3,882	1.5%
							7,789	7,802	3.1%
Total Aerospace & Defense							18,697	18,800	7.6%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.94%	11/10/2023	11,880	11,488	12,103	4.8%

Express Oil	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.32%	6/14/2024	2,363	2,313	2,313	0.9%
Express Oil (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.37%	6/14/2024	821	813	796	0.3%
Express Oil (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	6/14/2022	—	(27)	(27)	—%
							3,099	3,082	1.2%

Humanetics	(15)	Senior Secured Loans - First Lien	L+6.00%	7.57%	7/12/2022	8,521	8,331	8,388	3.4%
Humanetics (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	7/12/2022	—	(8)	(46)	—%
							8,323	8,342	3.4%

Mavis Tire Supply, LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.67%	11/2/2020	2,925	2,899	2,902	1.2%
Total Automotive							25,809	26,429	10.6%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.56%	8/8/2021	1,233	1,195	1,233	0.5%
Total Banking, Finance, Insurance & Real Estate							1,195	1,233	0.5%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	3/14/2024	£10,000	12,154	13,169	5.3%
Amplify Snack Brands, Inc.	(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.88%	9/1/2023	948	915	953	0.4%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.57%	7/29/2022	5,697	5,628	5,631	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	5.57%	6/22/2022	4,027	3,966	4,052	1.6%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	5.07%	6/29/2020	1,477	1,347	1,344	0.5%
CTI Foods	(15)	Senior Secured Loans - Second Lien	L+7.25%	8.82%	6/28/2021	5,000	4,706	3,900	1.6%
							6,053	5,244	2.1%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.84%	3/31/2023	935	927	927	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Parts Town, LLC	(13)	Senior Secured Loans - First Lien	L+4.00%	5.57%	12/4/2024	4,250	4,229	4,275	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	9.57%	12/4/2025	4,250	4,208	4,271	1.7%
							8,437	8,546	3.4%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	6.83%	5/1/2019	3,616	3,521	3,595	1.4%
Total Beverage, Food & Tobacco							41,601	42,117	16.9%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,050	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.15%	6/1/2023	623	618	618	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	2,000	2,000	2,092	0.8%
Total Capital Equipment							4,618	4,760	1.9%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	3/31/2023	5,826	5,749	5,848	2.4%
Total Chemicals, Plastics & Rubber							5,749	5,848	2.4%
Construction & Building
Fiber Composites, LLC	(14)(15)(20)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,472	5,351	5,471	2.2%

GAL Manufacturing	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.92%	6/26/2023	5,539	5,451	5,451	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.92%	6/26/2024	6,000	5,878	5,875	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	—%	6/26/2022	—	32	33	—%
							11,361	11,359	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.82%	7/18/2025	6,000	5,897	5,970	2.4%
SRS Distribution, Inc.		Senior Secured Loans - Second Lien	L+8.75%	10.32%	2/24/2023	6,790	6,713	7,002	2.8%
Total Construction & Building							29,322	29,802	12.0%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	4/30/2021	4,746	4,700	4,706	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.35%	4/30/2021	921	910	913	0.4%
							5,610	5,619	2.3%

Mattel, Inc.	(11)	Senior Unsecured Debt	N/A	6.75%	12/31/2025	2,000	2,000	2,027	0.8%
Total Consumer Goods: Non-Durable							7,610	7,646	3.1%

Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	700	700	721	0.3%
Total Consumer Goods: Durable							700	721	0.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.32%	9/23/2021	5,512	5,028	5,411	2.2%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.19%	5/26/2023	2,974	2,947	2,945	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.19%	11/26/2023	3,000	2,958	3,000	1.2%
							5,905	5,945	2.4%
Total Containers, Packaging & Glass							10,933	11,356	4.6%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,153	3,250	1.3%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,209	2,081	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,769	1,702	0.7%
							3,978	3,783	1.5%

Moss Creek Resources	(13)(15)	Senior Unsecured Debt	L+8.00%	9.50%	3/29/2022	9,333	9,148	9,217	3.7%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.57%	9/29/2022	3,000	2,942	2,943	1.2%
Total Energy: Oil & Gas							19,221	19,193	7.7%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.69%	4/28/2023	995	985	986	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.32%	7/9/2023	14,376	14,204	14,210	5.7%
Alltech	(13)(15)	Subordinated Debt	L+7.75%	8.75%	7/9/2023	€601	620	713	0.3%
							14,824	14,923	6.0%

Hanger, Inc.	(11)(15)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,957	4,150	1.7%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	8,000	7,865	7,912	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	4,000	3,950	3,956	1.6%
							11,815	11,868	4.8%
Total Healthcare & Pharmaceuticals							31,581	31,927	12.9%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.07%	8/24/2022	7,640	7,470	7,755	3.1%
Total Hotel, Gaming & Leisure							7,470	7,755	3.1%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.08%	9/9/2022	6,913	6,847	6,849	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	—%	8/10/2021	—	(93)	(93)	—%
							6,754	6,756	2.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.50%	6/15/2024	5,626	5,626	5,536	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	—%	6/15/2023	—	(47)	(47)	—%
							5,579	5,489	2.2%
Total Media: Advertising, Printing & Publishing							12,333	12,245	4.9%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.55%	12/15/2022	531	522	515	0.2%
Total Media: Broadcasting & Subscription							522	515	0.2%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	23	1	23	—%
Total Metals & Mining							1	23	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.10%	12/12/2022	2,274	2,079	1,874	0.8%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.19%	2/17/2023	11,700	11,388	11,788	4.7%

Med Intermediate (MyEyeDr)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/14/2021	4,792	4,756	4,825	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(15)	Senior Secured Loans - First Lien	L+6.25%	7.60%	8/16/2021	138	116	150	0.1%
Med Intermediate (MyEyeDr) (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/16/2021	1,253	1,239	1,262	0.5%
							6,111	6,237	2.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.84%	6/23/2022	4,444	4,386	4,433	1.8%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.90%	6/23/2022	374	374	373	0.2%
							4,760	4,806	2.0%

Toys R Us (DIP)	(13)	Senior Secured Loans - First Lien	L+6.75%	8.32%	1/22/2019	4,000	3,990	4,017	1.6%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.29%	1/26/2023	£5,989	7,382	7,985	3.2%
Total Retail							35,710	36,707	14.8%
Services: Business
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	1/30/2021	995	986	999	0.4%
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.08%	2/25/2025	6,000	5,883	5,970	2.4%
Total Services: Business							6,869	6,969	2.8%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.94%	3/18/2022	740	722	735	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.94%	1/31/2023	6,000	5,562	5,708	2.2%
							6,284	6,443	2.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.58%	2/28/2022	7,126	6,978	7,017	2.8%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	5,531	5,497	5,497	2.2%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	196	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	(1)	(1)	—	—%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	—	(9)	(9)	—%
							5,683	5,684	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.52%	6/2/2024	£2,300	2,914	3,048	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.55%	3/20/2025	3,000	2,970	3,029	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,884	5,000	2.0%
Greenway Health, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	5.94%	2/16/2024	7,960	7,888	8,000	3.2%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	8/31/2023	6,615	6,463	6,460	2.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(43)	(43)	—%
							6,420	6,417	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.24%	12/2/2022	976	967	976	0.4%
Ministry Brands (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.25%	12/2/2022	636	632	635	0.3%
							1,599	1,611	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	12/20/2021	7,161	7,134	7,134	2.9%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(33)	—%
							7,093	7,101	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.82%	1/18/2023	4,355	4,297	4,312	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.32%	7/27/2023	4,388	4,324	4,332	1.7%
							8,621	8,644	3.4%

PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	10.20%	6/12/2023	5,830	5,736	5,734	2.3%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(28)	(28)	—%
							5,708	5,706	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.85%	4/3/2023	5,672	5,621	5,622	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.85%	10/17/2023	6,000	5,951	5,953	2.4%
							11,572	11,575	4.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.44%	1/24/2024	5,538	5,403	5,402	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	N/A	—%	12/12/2022	—	(58)	(57)	—%
							5,345	5,345	2.2%
Total Technology							83,959	84,620	34.0%
Telecommunications
Eco-Site (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.34%	2/3/2022	12,857	12,694	12,671	5.1%
Total Telecommunications							12,694	12,671	5.1%
Utilities: Electric
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.19%	8/21/2020	2,951	2,899	2,723	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	7.44%	12/21/2020	630	612	620	0.3%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.69%	10/18/2022	4,938	4,690	4,592	1.8%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,193	2,163	2,475	1.0%
Total Utilities: Electric							10,364	10,410	4.2%
Total Debt Investments							$366,958	$371,747	149.6%

Equity investments - 0.3%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251	$1,885	$—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(17)	Equity and Other	N/A	N/A		22	456	456	0.2%
Total Energy: Oil & Gas							2,341	456	0.2%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		—	$231	$231	0.1%
Total Technology							231	231	0.1%
Total Equity Investments							$2,572	$687	0.3%

Total Investments - 149.9%							$369,530	$372,434	149.9%

December 31, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/10/2018	$703	€594	$—	$(10)	—%
JPMorgan Chase Bank	1/10/2018	$24,380	€18,191	$—	$(189)	(0.1)%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

____________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L") or Prime Rate, (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. As of December 31, 2017, LIBO rates ranged between 1.56% for 1-month LIBOR to 1.69% for 3-month LIBOR.

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

(15)	Investment's value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

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

Notes to Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares ("Shares" or "Common Shares") to one or more affiliated Feeder Funds in a continuous series of private placement transactions.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees (the "Board" or "Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective September 11, 2017. From September 11, 2017 through October 19, 2017 Guggenheim served as investment advisor pursuant to an interim investment advisory agreement between the Master Fund and Guggenheim (the "Interim Investment Advisory Agreement"). On October 20, 2017 a new investment advisory agreement between the Master Fund and Guggenheim (the "Investment Advisory Agreement") was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement.
As of March 31, 2018, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Principles of Consolidation
As provided under ASC 946, the Master Fund will generally not consolidate its investment in a company other than an investment in an investment company or an operating company whose business consists of providing substantially all of its services to the benefit of the Master Fund. Accordingly, the Master Fund consolidated the results of its wholly-owned subsidiary in its consolidated financial statements. All intercompany balances and transactions have been eliminated.
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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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
The Master Fund is generally subject to nondeductible federal excise taxes if it does not distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (i.e., capital gains in excess of capital losses), adjusted for certain ordinary losses, for the one-year period generally ending on October 31st of the calendar year and (iii) any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Master Fund paid no federal income tax. The Master Fund may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of taxable ordinary income and capital gains.
New Accounting Standards
New Standards Under Assessment
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

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of March 31, 2018 and December 31, 2017, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	March 31, 2018
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$228,672	$232,642	60.9%
Senior secured loans - second lien	89,882	91,107	23.8
Senior secured bonds	21,027	21,390	5.6
Senior unsecured debt	17,894	17,877	4.7
Total senior debt	$357,475	$363,016	95.0%
Subordinated debt	14,831	14,949	3.9
Equity and other	6,247	4,237	1.1
Total investments	$378,553	$382,202	100.0%

	December 31, 2017
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Senior secured loans - first lien	$231,212	$234,362	62.9%
Senior secured loans - second lien	81,587	82,203	22.1
Senior secured bonds	10,738	11,044	3.0
Senior unsecured debt	28,597	29,215	7.8
Total senior debt	$352,134	$356,824	95.8%
Subordinated debt	14,824	14,923	4.0
Equity and other	2,572	687	0.2
Total investments	$369,530	$372,434	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2018 and December 31, 2017, respectively, with corresponding percentages of total portfolio investments at fair value (in thousands):

	March 31, 2018			December 31, 2017
Industry Classification	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio at Fair Value
Technology	$90,109	$91,124	23.8%	$84,190	$84,851	22.8%
Beverage, Food & Tobacco	42,439	43,404	11.4	41,601	42,117	11.3
Retail	31,285	32,600	8.5	35,710	36,707	9.9
Construction & Building	29,339	29,847	7.8	29,322	29,802	8.0
Healthcare & Pharmaceuticals	29,276	29,471	7.7	31,581	31,927	8.6
Automotive	17,981	18,576	4.9	25,809	26,429	7.1
Services: Business	16,773	16,896	4.5	6,869	6,969	1.9
Aerospace & Defense	16,296	16,341	4.3	18,697	18,800	5.0
Media: Advertising, Printing & Publishing	16,227	16,194	4.2	12,333	12,245	3.3
Utilities: Electric	13,820	13,841	3.6	10,364	10,410	2.8
Hotel, Gaming & Leisure	13,249	13,652	3.6	7,470	7,755	2.1
Containers, Packaging & Glass	10,935	11,202	2.9	10,933	11,356	3.0
Consumer goods: Non-durable	10,710	10,688	2.8	7,610	7,646	2.0
Energy: Oil & Gas	12,421	10,495	2.7	21,562	19,649	5.3
Banking, Finance, Insurance & Real Estate (1)	8,457	8,345	2.2	1,195	1,233	0.3
Capital Equipment	6,312	6,426	1.7	4,618	4,760	1.3
Chemicals, Plastics & Rubber	5,702	5,819	1.5	5,749	5,848	1.6
Consumer Goods: Durable	4,150	4,137	1.1	700	721	0.2
Transportation: Cargo	2,549	2,581	0.7	—	—	—
Media: Broadcasting & Subscription	522	539	0.1	522	515	0.1
Metals & Mining	1	24	—	1	23	—
Telecommunications	—	—	—	12,694	12,671	3.4
Total	$378,553	$382,202	100.0%	$369,530	$372,434	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total fair value of the total investments as of March 31, 2018 and December 31, 2017.

Geographic Dispersion	March 31, 2018	December 31, 2017
United States of America	86.9%	88.9%
United Kingdom	10.3	8.2
Italy	1.5	1.6
Canada	1.3	1.3
Total investments	100.0%	100.0%

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
As of March 31, 2018, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

March 31, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	April 10, 2018	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€701	$865	$863	$2
GBP	April 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,360	26,788	27,174	(386)
Total					$27,653	$28,037	$(384)
As of December 31, 2017, the Master Fund's open foreign currency forward contracts were as follows (in thousands):

December 31, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€594	$703	$713	$(10)
GBP	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,191	24,380	24,569	(189)
Total					$25,083	$25,282	$(199)
The table below displays the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

		Three Months Ended March 31,
	Statement Location	2018	2017
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(700)	$222
Net unrealized gains (losses)
Foreign currency forward contracts	Net change in unrealized depreciation on foreign currency forward contracts	(185)	(193)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(885)	$29
For derivatives traded under an International Swaps and Derivatives Association master agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark-to-market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Master Fund and/or the counterparty.
Cash collateral that has been pledged, if any, to cover obligations of the Master Fund and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities as collateral deposits for foreign currency forward contracts. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Master Fund from a counterparty are not fully collateralized, the Master Fund bears the risk of loss from counterparty non-performance. The Master Fund attempts to mitigate counterparty risk by entering into agreements only with counterparties that it believes have the financial resources to honor their obligations.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of March 31, 2018 (in thousands):

March 31, 2018
Counterparty	Gross Derivative Liabilities in Statement of Assets and Liabilities	Gross Derivative Assets in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
JP Morgan Chase Bank, N.A.	$(386)	$2	$384	$—
______________

(1)	Collateral paid to counterparties may be more than the amount shown in the table above, as the table does not present the effects of over-collateralization, if any.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of March 31, 2018 and December 31, 2017, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$55,653	$176,989	$232,642
Senior secured loans - second lien	—	22,260	68,847	91,107
Senior secured bonds	—	13,683	7,707	21,390
Senior unsecured debt	—	12,373	5,504	17,877
Total senior debt	$—	$103,969	$259,047	$363,016
Subordinated debt	—	—	14,949	14,949
Equity and other	314	—	3,923	4,237
Total investments	$314	$103,969	$277,919	$382,202
Percentage	0.1%	27.2%	72.7%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(386)	$—	$(386)
Foreign currency forward contracts	$—	$2	$—	$2

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,354	$197,008	$234,362
Senior secured loans - second lien	—	15,739	66,464	82,203
Senior secured bonds	—	2,771	8,273	11,044
Senior unsecured debt	—	7,902	21,313	29,215
Total senior debt	$—	$63,766	$293,058	$356,824
Subordinated debt	—	—	14,923	14,923
Equity and other	456	—	231	687
Total investments	$456	$63,766	$308,212	$372,434
Percentage	0.1%	17.1%	82.8%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(199)	$—	$(199)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2018 (dollars in thousands):

March 31, 2018
Asset Category	No. of Investment Positions	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	39	$112,171	Yield analysis	Yield	9.34%	2.69% - 12.39%	Decrease
Senior secured loans - second lien	9	$46,548	Yield analysis	Yield	11.00%	9.81% - 12.38%	Decrease
			Transacted Value	Cost (5)	100.00	100.00	Increase
Senior secured bonds	2	$4,292	Market comparables	EBITDA multiple	9.3x	9.3x	Increase
			Yield analysis	Yield	10.56%	10.00% - 10.56%	Decrease
Senior unsecured debt	1	$5,505	Yield analysis	Yield	12.39%	12.39	Decrease
Subordinated debt	2	$14,949	Yield analysis	Yield	10.33%	10.33%	Decrease
Equity and other	4	$3,814	Transacted value	Cost (5)	82.88	19.70-1,000.00	Increase
			Market comparables	Discount rate	83.00%	83.00%	Decrease
Total	57	$187,279
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2018 the Master Fund had investments of this nature measured at fair value totaling $90.6 million.

(3)
A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

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
______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2017, the Master Fund had investments of this nature measured at fair value totaling $101.5 million.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	21,446	5,839	—	86	—	3,674	31,045
Net realized gains (2)	1,985	(1)	31	1,123	—	—	3,138
Net change in unrealized appreciation (depreciation) on investments (3)	740	418	143	(559)	20	18	780
Sales and repayments (4)	(40,600)	—	(746)	(16,472)	—	—	(57,818)
Net discount accretion	135	27	6	13	6	—	187
Transfers into Level 3 (5) (6)	4,275	—	—	—	—	—	4,275
Transfers out Level 3 (5) (7)	(8,000)	(3,900)	—	—	—	—	(11,900)
Fair value balance as of March 31, 2018	$176,989	$68,847	$7,707	$5,504	$14,949	$3,923	$277,919
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2018	$861	$418	$143	$15	$20	$18	$1,475
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the three months ended March 31, 2018, one investment was transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

(7)	For the three months ended March 31, 2018, two investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.
The following table presents a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$—	$20,552	$53	$133,200
Additions (1)	36,921	15,626	—	—	—	—	52,547
Net realized gains (2)	39	270	—	—	—	—	309
Net change in unrealized appreciation (depreciation) on investments (3)	605	52	220	—	7	—	884
Sales or repayments (4)	(4,516)	(8,120)	—	—	—	—	(12,636)
Net discount accretion	71	31	5	—	15	—	122
Fair value balance as of March 31, 2017	$113,033	$32,609	$8,157	$—	$20,574	$53	$174,426
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2017	$605	$52	$220	$—	$7	$—	$884
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of the credit facility payable approximates its fair value and it is considered to be classified as a Level 3 liability in the fair value hierarchy.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Related Party Agreements and Transactions
The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (formerly Guggenheim Credit Income Fund - I), two Feeder Funds, whose registration statements initially became effective on July 24, 2015 and July 31, 2015, respectively. The membership of the Boards of Trustees for the Master Fund, GCIF 2016T and GCIF 2019 are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of common shares in the acquisition of the Master Fund's Common Shares.
Two of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. All of the Company's executive officers also serve as executive officers of the Feeder Funds.
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
The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days' written notice to Guggenheim, or (ii) by Guggenheim upon not less than 120 days' written notice to the Master Fund. In the event that the Investment Advisory Agreement is terminated by Guggenheim, and if the Independent Trustees elect to continue the Master Fund, then Guggenheim shall pay all direct expenses incurred by the Master Fund as a result of Guggenheim's withdrawal, up to, but not exceeding $250,000. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date on which the Master Fund's shareholders approved the Investment Advisory Agreement and will remain in effect year to year thereafter if approved annually (i) by a majority of the Master Fund's Independent Trustees and (ii) the Master Fund's Board of Trustees or the holders of a majority of the Master Fund's outstanding voting securities.
Administrative Services Agreement
Prior to September 11, 2017, the Master Fund was party to an amended and restated administrative services agreement with CCA, (the "Prior Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA,

Notes to Consolidated Financial Statements (Unaudited)

serving as the administrator (the "Prior Administrator"), performed and oversaw the Master Fund's required administrative services, which included financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, the Prior Administrator assisted in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions, and overseeing the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Master Fund reimbursed the Prior Administrator for the allocable portion of overhead and other expenses incurred by the Prior Administrator in performing its obligations under the Prior Administrative Services Agreement. On September 5, 2017, the Master Fund entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), agreed to commence providing administrative services similar to those previously provided by CCA, with an effective date of September 11, 2017.
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
Dealer Manager Agreement
On May 1, 2015, the Master Fund initially entered into a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company ("Carey Financial"), GCIF 2016T and GCIF 2019. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to Guggenheim Funds Distributors, LLC ("GFD") and the assignment and assumption agreement was approved by the Board of Trustees. GFD is an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's and GCIF 2019's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Master Fund is not responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days' written notice to the other party.
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

Notes to Consolidated Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three Months Ended March 31, 2018 and March 31, 2017
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

Related Party (1)		Three Months Ended March 31,
	Source Agreement & Description	2018	2017
CCA & Guggenheim	Prior Investment Advisory Agreement - investment advisory fee (2)	$—	$1,657
Guggenheim	Investment Advisory Agreement - investment advisory fee	1,780	—
Guggenheim	Investment Advisory Agreement - performance-based incentive fee (1)	494	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	—	110
Guggenheim	Administrative Services Agreement - expense reimbursement	161	—
Guggenheim	Reimbursement of capital structuring fees and administrative agency fees	(8)	(233)
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales of the Master Fund Shares to affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statement of cash flows, respectively.

(2)
During the three months ended March 31, 2018 Guggenheim earned an incentive fee on capital gains in the amount of $0.5 million. During the three months ended March 31, 2017, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement, Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of March 31, 2018, management believes that the risk of incurring any losses for such indemnifications is remote.
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
On August 24, 2017, the Hamilton loan agreement was amended to recognize the resignation of CCA and the appointment of Guggenheim as the interim investment advisor. As of March 31, 2018, Hamilton was in compliance with all material terms and covenants of the Hamilton Credit Facility.
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

Notes to Consolidated Financial Statements (Unaudited)

Hamilton's borrowings as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
March 31, 2018	$175,000	$150,000	$149,111	4.80%	12/17/19	1.7	years
December 31, 2017	$175,000	$150,000	$148,988	4.24%	12/17/19	2.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

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

The components of the Master Fund's interest expense and other financing costs for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stated interest expense	$1,627	$1,156
Unused/undrawn fees	61	223
Amortization of deferred financing costs	123	118
Total interest expense	$1,811	$1,497
Weighted average interest rate (1)	4.3%	3.7%
Average borrowings	$150,000	$126,000
_________________

(1)	Calculated as the annualized amount of the stated interest expense divided by the average borrowings during the reporting period.

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2018 and December 31, 2017, the Master Fund’s unfunded commitments consisted of the following (in thousands):

	Total Unfunded Commitments
Category / Portfolio Company (1)	March 31, 2018	December 31, 2017
Boats Group (Revolver)	$1,000	$1,000
Boyne Resorts	2,000	—
Bullhorn, Inc. (Delayed Draw)	780	1,975
Bullhorn, Inc. (Revolver)	269	269
Express Oil (Delayed Draw)	—	377
Express Oil (Revolver)	—	241
Mavis Tire Express Services Corp. (Revolver)	217	—
Mavis Tire Express Services Corp. (Delayed Draw)	511	—
Mavis Tire Express Services Corp. (Delayed Draw)	554	—
GAL Manufacturing (Revolver)	352	352
Galls LLC (Delayed Draw)	1,789	—
Galls LLC (Revolver)	600	—
Humanetics (Revolver)	—	400
Kerridge Commercial Systems (Euro DDTL)	325	—
Lytx, Inc. (Revolver)	368	368
Med Intermediate (Delayed Draw)	—	1,493
Ministry Brands (Delayed Draw)	—	71
Onyx CenterSource (Revolver)	329	329
Pet Holdings ULC (Delayed Draw)	—	125
PluralSight Holdings (Revolver)	250	250
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	462	462
Total Unfunded Commitments	$10,152	$8,058
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

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings (loss) per Common Share) for the three months ended March 31, 2018 and March 31, 2017, (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net increase in net assets resulting from operations	$6,521	$4,191
Weighted average Common Shares outstanding (basic and diluted)	29,151,096	23,555,175
Earnings per Common Share - basic and diluted (1)	$0.22	$0.18
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent in each period because there were no Common Share equivalents outstanding during each period.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2018 and March 31, 2017 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.52	$8.47
Net investment income (1)	0.12	0.08
Net realized gains (1)	0.09	0.05
Net change in unrealized appreciation (2)	0.01	0.04
Net increase resulting from operations	0.22	0.17
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.11)	(0.08)
Distributions from realized gains	(0.05)	—
Distributions in excess of net investment income	(0.01)	(0.01)
Net decrease resulting from distributions	(0.17)	(0.09)
Net asset value, end of period	$8.57	$8.55

INVESTMENT RETURNS
Total investment return (4)	2.64%	2.08%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$249,901	$236,398
Average net assets (5)	$249,405	$204,201
Common Shares outstanding, end of period	29,151,096	27,636,857
Weighted average Common Shares outstanding	29,151,096	23,555,175

Ratios-to-average net assets: (5)
Total expenses	1.95%	2.08%
Net investment income	1.36%	0.94%

Average outstanding borrowings (5)	$150,000	$126,000
Portfolio turnover rate (5)(6)	19%	12%
Asset coverage ratio (7)	2.67	2.88
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Note 11. Distributions
The total and the sources of declared distributions on a GAAP basis for the three months ended March 31, 2018 and March 31, 2017 are presented in the table below (dollars in thousands, except per Share amounts):

	Three Months Ended March 31,
	2018			2017
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total declared distributions	$0.17	$5,101	100.0%	$0.09	$2,300	100.0%
From net investment income	0.11	3,393	66.5	0.08	1,919	83.4
Distributions from realized gains	0.05	1,366	26.8	—	—	—
Distributions in excess of net investment income	0.01	342	6.7	0.01	381	16.6
Note 12. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this Item 2 should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Report. Capitalized terms used in this Item 2 have the same meaning as in the accompanying consolidated financial statements presented in Part I. Item 1. Consolidated Financial Statements (unaudited), unless otherwise defined herein.
Overview
We are a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on September 5, 2014, we are externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain, or sell, and monitoring our portfolio on an ongoing basis. We serve as the master fund in a master/feeder fund structure in that one or more feeder funds (each, a “Feeder Fund”), each a separate closed-end management investment company that has adopted our investment objectives and strategies, invests substantially all of its equity capital in our Shares. Presently, our shareholders are the two initial shareholders and two Feeder Funds.
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
Our investment strategy is continuously focused on growing an investment portfolio that generates superior risk adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of Guggenheim to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value and its expected risks and rewards.
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
We acquire our portfolio investments through the following investment access channels:
• Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network.  Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.
• Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim.  These investments may be purchased at the original syndication or in the secondary through various trading markets.
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

Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of March 31, 2018 and December 31, 2017 and (ii) for the three months ended March 31, 2018, and March 31, 2017 (in thousands, except per share amounts):

	As of
	March 31, 2018	December 31, 2017
Total assets	$423,070	$400,687
Adjusted total assets (total assets net of payable for investments purchased)	$402,956	$400,687
Investments in portfolio companies, at fair value	$382,202	$372,434
Borrowings	$150,000	$150,000
Net assets	$249,901	$248,481
Net asset value per Common Share	$8.57	$8.52
Leverage ratio (borrowings/adjusted total assets)	37.2%	37.4%

	Three Months Ended March 31,
	2018	2017
Average net assets	$249,405	$204,201
Average borrowings	$150,000	$126,000
Cost of investments purchased	$75,826	$86,779
Sales of investments	$12,722	$9,090
Principal payments	$57,925	$25,350
Net investment income	$3,393	$1,919
Net realized gains	$2,568	$1,131
Net change in unrealized appreciation	$560	$1,141
Net increase in net assets resulting from operations	$6,521	$4,191
Total distributions to shareholders	$5,101	$2,300
Net investment income per Common Share - basic and diluted	$0.12	$0.08
Earnings per Common Share - basic and diluted	$0.22	$0.18
Distributions per Common Share	$0.17	$0.09

Portfolio and Investment Activity for the Three Months ended March 31, 2018 and March 31, 2017
The following tables presents our investment sourcing activity for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Three Months Ended
	March 31, 2018		March 31, 2017
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$20,210	26.7%	$60,443	69.7%
Syndicated transactions	55,616	73.3%	26,336	30.3%
Total investment activity	75,826	100.0%	86,779	100.0%
Investments sold or repaid	(70,647)		(34,440)
Net investment activity	$5,179		$52,339

	Three Months Ended
	March 31, 2018	March 31, 2017
Portfolio companies at beginning of period	70	55
Number of added portfolio companies	16	8
Number of exited portfolio companies	(10)	(2)
Portfolio companies at period end	76	61

Number of debt investments at period end	113	79
Number of equity/other investments at period end	6	3
The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the three months ending March 31, 2018 (in thousands):

	Balance as of January 1, 2018	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of March 31, 2018
Senior secured loans - first lien	$234,362	$43,369	$(48,181)	$3,092	$232,642
Senior secured loans - second lien	82,203	8,232	—	672	91,107
Senior secured bonds	11,044	10,999	(746)	93	21,390
Senior unsecured debt	29,215	9,663	(21,719)	718	17,877
Total senior debt	$356,824	$72,263	$(70,646)	$4,575	$363,016
Subordinated debt	14,923	—	—	26	14,949
Equity and other	687	3,563	—	(13)	4,237
Total	$372,434	$75,826	$(70,646)	$4,588	$382,202
_________________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
Weighted average portfolio company EBITDA (1)	$87,286		$79,833
Median portfolio company EBITDA(1)	$64,002		$63,000
Weighted average purchase price of investments (2)	97.6%		97.6%
Weighted average duration of debt investments (3)	0.6	years	0.5	years
Debt investments on non-accrual status as a percentage of amortized cost	0.8%		0.9%
Debt investments on non-accrual status as a percentage of fair value	0.9%		0.9%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	90.7%		93.0%
Percent of floating rate debt investments with interest rate floors (4)	96.1%		96.8%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	665	bps	684	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	9.3%		7.0%
Weighted average coupon rate	8.5%		10.1%
Weighted average years to maturity	4.9	years	3.9	years

Weighted average effective yields: (5)
Senior secured loans - first lien	8.4%		8.2%
Senior secured loans - second lien	10.7%		10.5%
Senior secured bonds	7.1%		6.5%
Senior unsecured debt	9.7%		10.7%
Subordinated debt	10.4%		9.6%
Total debt portfolio	9.2%		8.9%
_________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of March 31, 2018 or December 31, 2017. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amounts, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 1.88% for the 1-Month LIBOR to 2.31% for the 3-Month LIBOR on March 31, 2018. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2019	$9,943	2.6%	$11,616	3.1%
2020	9,977	2.6	13,449	3.6
2021	31,758	8.4	35,237	9.4
2022	74,334	19.6	100,258	26.7
2023	151,978	40.0	140,897	37.6
2024	54,035	14.2	51,993	13.9
2025	39,012	10.3	21,250	5.7
2026	8,900	2.3	—	—
Total	$379,937	100.0%	$374,700	100.0%
Results of Operations
Operating results for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Total investment income	$8,265	$6,172
Total expenses	4,872	4,253
Net investment income	3,393	1,919
Net realized gains	2,568	1,131
Net change in unrealized appreciation	560	1,141
Net increase in net assets resulting from operations	$6,521	$4,191
Investment Income
Investment income consisted of the following components for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income on debt securities:
Cash interest	7,545	$5,495
PIK interest	238	—
Net accretion/amortization of discounts/premiums	337	322
Total interest on debt securities	8,120	5,817
Dividend income	111	—
Fee income	34	355
Total investment income	$8,265	$6,172
The increase in investment income was driven by (i) the growth in the size of our portfolio and (ii) an increase in the yield on our portfolio of investments offset slightly by a decrease in capital structuring fee income. For the three months ended March 31, 2018 and March 31, 2017, average investments at cost was $374.0 million and $299.8 million, respectively. For the three months March 31, 2018 and March 31, 2017, annualized yield on all investments at cost, calculated as total investment income over average investments at cost, was 8.8% and 8.4%, respectively. For the three months March 31, 2018 dividend income consisted of PIK dividends on one preferred stock investment.

Our fee income is comprised of the following fee classifications and is considered nonrecurring income for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Capital structuring fees	$—	$233
Administrative agency fees	8	—
Amendment/consent fees	15	96
Commitment fees/other	11	26
Total fee income	$34	$355
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, total net assets, or total borrowings. Performance-dependent expenses fluctuate independent of our size. Our period over period change in operating expenses is driven primarily by (i) an increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates, (ii) an increase in investment advisory fees due to an increase in total assets, offset slightly by a decrease in the investment advisor annual rate from 2.00% to 1.75% and (iii) changes in our performance-dependent expenses driven by an overall change in net realized and unrealized gains.
The table below shows a breakdown of our operating expenses for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Fixed operating expenses:
Related party reimbursements	$161	$110
Trustees fees	99	112
Professional services fees (1)	243	310
Other expenses	72	56
Total fixed operating expenses	575	588

Variable operating expenses:
Interest expense	1,811	1,497
Administrative services (3)	53	45
Investment advisory fee	1,780	1,657
Custody services	27	1
Total variable operating expenses	3,671	3,200

Performance dependent expenses:
Performance-based incentive fee (before fee waiver)	626	465
Total performance dependent expenses	626	465

Total expenses before management fees waiver and advisor transition costs reimbursement	$4,872	$4,253
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
The composition of our interest expense for the three months ended March 31, 2018 and March 31, 2017, is reported in Note 7. Borrowings. Hamilton Credit Facility features a contractual interest rate of 3-Month LIBOR+2.65%, which was 4.80%

as of March 31, 2018. Interest expense in the table above also includes all applicable undrawn fees and unused commitment fees as described in Note 7. Borrowings.
Net Realized Gain (Loss)
For the three months ended March 31, 2018, we had dispositions and principal repayments of $70.6 million, resulting in net realized gains of $3.3 million, derived mainly from principal repayments on investments that featured call protection provisions. We also had realized losses from our foreign currency forward contracts of $0.7 million primarily due the depreciation of the U.S. Dollar. For the three months ended March 31, 2017, we had dispositions and principal repayments of $34.4 million, resulting in net realized gains of $1.0 million. We also had realized gains from our foreign currency forward contracts of $0.2 million primarily due the appreciation of the U.S. Dollar.
For the three months ended March 31, 2018 and March 31, 2017, the components of total realized gains (losses) were comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Investments	$3,269	$961
Foreign currency forward contracts	(700)	222
Foreign currency transactions	(1)	(52)
Net realized gains	$2,568	$1,131
Changes in Unrealized Appreciation (Depreciation)
For the three months ended March 31, 2018 and March 31, 2017, the components of total net changes in unrealized appreciation and depreciation were comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Investments	$745	$1,334
Foreign currency forward contracts	(185)	(193)
Net change in unrealized appreciation	$560	$1,141
For the three months ended March 31, 2018 and March 31, 2017, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Unrealized appreciation on all investments (1)	$2,676	$2,626
Unrealized depreciation on all investments (1)	(1,931)	(1,292)
Total net change in unrealized appreciation on all investments	$745	$1,334

Unrealized appreciation on Level 3 investments only (1)	$1,818	$1,148
Unrealized depreciation on Level 3 investments only (1)	(1,038)	(264)
Total net change in unrealized appreciation on Level 3 investments only	$780	$884
__________________

(1)	Amounts are net of any reclassification of realized gain or loss on investments.
Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017
For the three months ended March 31, 2018, net cash provided by operating activities was $10.3 million which was concentrated in the sale and paydown of investments, net of any acquisitions
For the three months ended March 31, 2017, net cash used in operating activities was $32.0 million which was concentrated in the acquisition of investments, net of sales and paydowns.
Net cash used in financing activities during the three months ended March 31, 2018 was $5.1 million, which primarily consisted of distributions of $5.1 million to shareholders.
Net cash provided by financing activities during the three months ended March 31, 2017 was $54.1 million, which primarily consisted of equity capital raise of $56.4 million, and cash outflows of $2.3 million for distributions paid to shareholders.

Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 11.20% increase in the value of their investment, or an annualized return of 3.28%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the three months ended March 31, 2018 and March 31, 2017, and the period from commencement to March 31, 2018. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2018	2017	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	2.64%	2.08%	11.20%	3.28%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2018, we had sixteen unfunded commitments totaling $10.2 million as compared to fifteen unfunded commitments totaling $8.1 million as of December 31, 2017. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
As of March 31, 2018 we had $30.3 million of cash (including restricted cash but excluding cash pledged as collateral in connection with our foreign currency forward contracts) on hand and approximately $25.0 million of unused borrowing capacity to cover $10.2 million in unfunded investment commitments.
As of December 31, 2017 we had $25.6 million of cash (including restricted cash but excluding cash pledged as collateral in connection with our foreign currency forward contracts) on hand and approximately $25.0 million of unused borrowing capacity to cover $8.1 million in unfunded investment commitments.
We may from time to time enter into additional credit facilities and borrowing arrangements to increase the amount of our borrowings as our equity capital foundation increases. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such financing arrangements. We are currently required to maintain a minimum asset coverage ratio (total assets-to-senior securities) of 200% under the 1940 Act.

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods (in thousands):

	March 31, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$150,000	$—	$150,000	$—	$—
Interest on borrowings (1) (2)	12,487	7,292	5,195	—	—
Unused commitment fee (1)	181	181	—	—	—
Total - Financings	$162,668	$7,473	$155,195	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$161,470	$—	$—	$161,470	$—
GCIF 2019 (3)	40,804	—	—	—	40,804
Total Liquidation of Feeder Funds' Investments	$202,274	$—	$—	$161,470	$40,804
________________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of March 31, 2018 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after March 31, 2018 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2018. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of March 31, 2018, GCIF 2016T owned 64.6% of our outstanding Common Shares and GCIF 2019 owned 16.3% of our outstanding Common Shares. The two initial investors accounted for the remaining 19.1% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Investments classified as Level 3 fair value	$277,919	$308,212
Total fair value of investment portfolio	$382,202	$372,434
Total assets	$423,070	$400,687
Percentage of investment portfolio classified as Level 3 fair value (1) (2)	72.7%	82.8%
Percentage of total assets classified as Level 3 fair value	65.7%	76.9%
________________

(1)	For the three months ended March 31, 2018, one investment was transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

(2)	For the three months ended March 31, 2018, two investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2018 and December 31, 2017 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, investment advisory and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Period Ended
	March 31, 2018	December 31, 2017
Fair Value of Level 3 Investments at Period End	$277,919	$308,212
Fair Value Assuming a 5% Increase in Value	291,815	323,623

Increase in unrealized appreciation	13,896	15,411
(Increase) in investment advisory fees (1)	(61)	(308)
(Increase) in performance based incentive fee (2)	(2,779)	(3,082)
Increase in net assets resulting from operations	$11,056	$12,021

Weighted average Common Shares outstanding (basic and diluted)	29,151,096	27,524,615
Common Shares outstanding at the end of the period	29,151,096	29,151,096

Increase in earnings per Common Share	$0.38	$0.44
Increase in net asset value per Common Share	$0.38	$0.41
________________

(1)	Increase in investment advisory fee for the period ended March 31, 2018 represents only 1 quarter's worth of the change to the Master Fund's investment advisory fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis during the initial three years of the four-year credit facility term. As of March 31, 2018 and December 31, 2017, we had borrowed $150.0 million and $150.0 million, respectively, and such amounts are due and payable no later than December 17, 2019. See Note 7. Borrowings.
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
Reimbursement for CCA and Guggenheim Administrative Services Expenses
CCA served as the Master Fund's administrator from inception until September 11, 2017. Guggenheim has provided administrative services to the Master Fund since September 11, 2017. We have reimbursed CCA, and we will reimburse Guggenheim, for their expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of their actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse Guggenheim for rent, depreciation, utilities, capital equipment, or other administrative items allocated to controlling persons of Guggenheim.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 90.7% of our debt investments, or $343.0 million measured at fair value, are subject to variable interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our variable rate debt investments, (ii) value declines for fixed interest rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
Based on our consolidated statements of assets and liabilities and investment holdings as of March 31, 2018, the following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure (dollars in thousands):

	Annualized	Annualized	Annualized
Basis Points (bps) Increase	Interest Income	Interest Expense	Net Increase
+50 bps	$1,562	$750	$812
+100 bps	3,124	1,500	1,624
+150 bps	4,686	2,250	2,436
+200 bps	6,248	3,000	3,248

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2018 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At May 2, 2018, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
As of March 31, 2018, there have been no material changes from the risk factors set forth in our annual report on
Form 10-K dated March 13, 2018.
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

Guggenheim Credit Income Fund

Date:	May 9, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	By:	/s/ Brian S. Williams
BRIAN S. WILLIAMS
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-K as filed on March 13, 2018).

14.2	Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 10-K as filed on March 13, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.