Form 10-Q
period 2018-06-30
GUGGENHEIM CREDIT INCOME FUND
filed 2018-08-08
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 2, 2018 was 29,151,096.

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
Unless otherwise noted, the terms “we,” “us,” “our,” the "Company," and the “Master Fund” refer to Guggenheim Credit Income Fund. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments at fair value (amortized cost of $382,717 and $369,530, respectively)	$385,225	$372,434
Cash	9,495	1,294
Restricted cash	28,166	24,326
Interest and dividend income receivable	3,087	2,212
Principal receivable	75	114
Receivable from related parties	138	130
Unrealized appreciation of foreign currency forward contracts	432	—
Prepaid expenses and other assets	163	177
Total assets	$426,781	$400,687

Liabilities
Credit facility payable, net of financing costs	$148,290	$148,988
Collateral received for foreign currency forward contracts	640	—
Payable for investments purchased	24,796	—
Accrued management fee	1,219	596
Accrued performance-based incentive fee	1,949	1,334
Unrealized depreciation on foreign currency forward contracts	—	199
Payable to related parties	120	168
Trustees fees payable	35	—
Accrued professional services fees	254	476
Accounts payable, accrued expenses and other liabilities	528	445
Total liabilities	177,831	152,206
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$248,950	$248,481

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Shares authorized, 29,151,096 and 29,151,096 Shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$29	$29
Paid-in-capital in excess of par value	245,721	245,721
Accumulated distributions in excess of net investment income	(1,680)	(1,340)
Accumulated undistributed net realized gain	1,905	1,366
Net unrealized appreciation	2,975	2,705
Net assets	$248,950	$248,481
Net asset value per Common Share	$8.54	$8.52
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Interest income	$8,365	$7,442	$16,485	$13,259
Dividend income	236	—	347	—
Fee income	252	303	286	658
Total investment income	8,853	7,745	17,118	13,917
Operating Expenses
Interest expense	2,019	1,607	3,830	3,104
Management fee	1,816	1,977	3,596	3,634
Performance-based incentive fee	(11)	(46)	615	419
Administrative services	52	52	105	97
Custody services	31	43	58	44
Trustees fees	88	148	187	260
Professional services fees	214	226	457	536
Other expenses	168	183	401	349
Total expenses	4,377	4,190	9,249	8,443
Net investment income	4,476	3,555	7,869	5,474
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(637)	1,569	2,632	2,530
Foreign currency forward contracts	927	(841)	227	(619)
Foreign currency transactions	(28)	(59)	(29)	(111)
Net realized gains	262	669	2,830	1,800
Net change in unrealized appreciation (depreciation) on:
Investments	(1,141)	(958)	(396)	376
Foreign currency forward contracts	816	33	631	(160)
Foreign currency translation	35	—	35	—
Net change in unrealized appreciation (depreciation)	(290)	(925)	270	216
Net realized and unrealized gains (losses)	(28)	(256)	3,100	2,016
Net increase in net assets resulting from operations	$4,448	$3,299	$10,969	$7,490
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.15	$0.13	$0.27	$0.21
Earnings per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.15	$0.12	$0.38	$0.29
Weighted average Common Shares outstanding (basic and diluted)	29,151,096	28,097,842	29,151,096	25,839,057
Distributions per Common Share	$0.19	$0.12	$0.36	$0.22
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share data)

	Six Months Ended June 30,
	2018	2017
Operations:
Net investment income	$7,869	$5,474
Net realized gains	2,830	1,800
Net change in unrealized appreciation	270	216
Net increase in net assets resulting from operations	10,969	7,490
Shareholder distributions:
Distributions from net investment income	(7,869)	(5,474)
Distributions from realized gains	(2,291)	—
Distributions in excess of net investment income	(340)	(318)
Net decrease in net assets from shareholder distributions	(10,500)	(5,792)
Capital share transactions:
Issuance of Common Shares	—	68,800
Net increase in net assets resulting from capital share transactions	—	68,800
Total increase in net assets	469	70,498
Net assets at beginning of period	248,481	178,066
Net assets at end of period	$248,950	$248,564
Capital share activity:
Common Shares outstanding at the beginning of the period	29,151,096	21,016,797
Common Shares issued from subscriptions	—	8,065,461
Common Shares outstanding at the end of the period	29,151,096	29,082,258
Distributions in excess of net investment income at end of period	(1,680)	(763)
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net increase in net assets resulting from operations	$10,969	$7,490
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(404)	—
Amortization of premium/accretion on investments, net	(661)	(607)
Proceeds from sales of investments	18,364	34,827
Proceeds from paydowns on investments	102,816	41,279
Purchase of investments	(130,670)	(173,930)
Net realized gain on investments	(2,632)	(2,530)
Net change in unrealized (appreciation) depreciation on investments	396	(376)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(631)	160
Amortization of deferred financing costs	247	238
(Increase) decrease in operating assets:
Deferred offering costs	—	58
Interest and dividend income receivable	(875)	(943)
Principal receivable	39	2,277
Receivable from related parties	(8)	—
Prepaid expenses and other assets	14	(27)
Increase (decrease) in operating liabilities:
Payable for investments purchased	24,796	(102)
Accrued management fee	623	101
Accrued performance-based incentive fee	615	420
Payable to related parties	(48)	6
Accrued professional services fees	(222)	(52)
Trustees fees payable	35	86
Accounts payable, accrued expenses and other liabilities	13	(30)
Net cash provided by (used in) operating activities	22,776	(91,655)
Financing activities
Issuance of Common Shares	—	68,800
Credit facility borrowings, net of financing costs	—	24,000
Payment of financing costs	(875)	—
Distributions paid	(10,500)	(5,792)
Net cash provided by (used in) financing activities	(11,375)	87,008
Net increase (decrease) in restricted and unrestricted cash	11,401	(4,647)
Restricted and unrestricted cash, beginning of period	25,620	26,168
Restricted and unrestricted cash, end of period	$37,021	$21,521
Components of restricted and unrestricted cash
Cash	9,495	6,448
Restricted cash	28,166	15,073
Collateral received for foreign currency forward contracts	(640)	—
Total restricted and unrestricted cash	$37,021	$21,521
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,552	$2,862
Financing cost payable	$70	$—
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 150.4%
Aerospace & Defense
Advanced Integration Technology	(15)	Senior Secured Loans - First Lien	L+4.75%	7.22%	4/3/2023	4,669	$4,652	$4,669	1.8%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.34%	6/12/2021	3,488	3,463	3,401	1.4%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	7.11%	9/8/2023	3,930	3,896	3,930	1.6%
Total Aerospace & Defense							12,011	12,000	4.8%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.58%	11/17/2023	11,820	11,455	11,997	4.8%
BBB Industries	(12)(13)(15)	Senior Secured Loans - First Lien	L+4.50%	6.84%	6/26/2025	2,000	1,980	1,990	0.8%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.33%	2/28/2025	3,181	3,166	3,162	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)		Senior Secured Loans - First Lien	L+3.25%	5.33%	2/28/2025	28	28	28	—%
Mavis Tire Express Services Corp.	(13)(15)	Senior Secured Loans - Second Lien	L+7.50%	9.58%	3/20/2026	3,446	3,365	3,379	1.4%
Mavis Tire Express Services Corp. (Delayed Draw)	(13)(15)	Senior Secured Loans - Second Lien	L+7.50%	9.58%	3/20/2026	17	17	17	—%
Mavis Tire Express Services Corp. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+3.25%	N/A	6/14/2022	—	(26)	(26)	—%
							6,550	6,560	2.7%

WESCO Group	(12)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.57%	6/6/2024	1,000	990	990	0.4%
Total Automotive							20,975	21,537	8.7%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	11.13%	9/8/2021	977	950	977	0.4%
Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,730	1.5%
Total Banking, Finance, Insurance & Real Estate							4,950	4,707	1.9%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£10,000	12,173	12,898	5.2%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	9.10%	7/29/2022	5,677	5,616	5,619	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	6.09%	6/22/2022	4,005	3,951	4,043	1.6%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	5.60%	6/29/2020	4,902	4,520	4,281	1.7%
CTI Foods		Senior Secured Loans - Second Lien	L+7.25%	9.35%	6/28/2021	5,000	4,741	3,800	1.5%
							9,261	8,081	3.2%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.59%	3/31/2023	914	907	907	0.4%

Parts Town, LLC		Senior Secured Loans - First Lien	L+4.00%	6.33%	12/9/2024	4,229	4,209	4,231	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.33%	12/8/2025	4,250	4,211	4,303	1.7%
							8,420	8,534	3.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	7.88%	5/1/2019	3,597	3,515	3,586	1.4%
Total Beverage, Food & Tobacco							43,843	43,668	17.5%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,060	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.80%	6/1/2023	620	615	615	0.2%
Great Lakes Dredge and Dock	(11)(13)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	3,640	3,693	3,722	1.5%
Total Capital Equipment							6,308	6,397	2.5%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	6.85%	3/2/2023	5,739	5,669	5,760	2.3%
Total Chemicals, Plastics & Rubber							5,669	5,760	2.3%
Construction & Building
Fiber Composites, LLC	(14)(15)(22)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,430	5,345	5,528	2.2%

GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.10%	6/26/2023	5,511	5,430	5,456	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.35%	6/26/2024	6,000	5,887	5,885	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+4.25%	N/A	6/24/2022	—	(44)	(43)	—%
							11,273	11,298	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.34%	8/4/2025	6,000	5,899	6,030	2.4%

Springs Window Fashions, LLC	(12)	Senior Secured Loans - First Lien	L+4.25%	6.32%	5/4/2025	3,000	2,970	3,019	1.2%
Springs Window Fashions, LLC	(12)(15)	Senior Secured Loans - Second Lien	L+8.50%	10.57%	5/24/2026	3,000	2,850	2,903	1.2%
							5,820	5,922	2.4%
Total Construction & Building							28,337	28,778	11.6%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.34%	1/31/2025	3,639	3,602	3,600	1.4%
Galls LLC (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.25%	8.34%	1/31/2025	267	264	264	0.1%
Galls LLC (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.34%	1/31/2024	232	158	159	0.1%
							4,024	4,023	1.6%

Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.84%	4/30/2021	4,721	4,681	4,687	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.84%	4/30/2021	916	906	909	0.4%
							5,587	5,596	2.3%
Total Consumer Goods: Non-Durable							9,611	9,619	3.9%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,143	4,140	1.7%
Total Consumer Goods: Durable							4,143	4,140	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Containers, Packaging & Glass
Bioplan USA, Inc.	(15)	Senior Secured Loans - First Lien	L+4.75%	6.84%	9/23/2021	5,321	4,912	4,975	2.0%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.80%	5/26/2023	2,959	2,934	2,915	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.80%	11/26/2023	3,000	2,961	2,985	1.2%
							5,895	5,900	2.4%
Total Containers, Packaging & Glass							10,807	10,875	4.4%
Energy: Oil & Gas
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,214	2,036	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,776	1,618	0.6%
							3,990	3,654	1.4%

Navajo Nation Oil and Gas	(11)(15)	Senior Secured Loans - First Lien	L+7.50%	9.80%	6/30/2025	5,000	4,950	4,951	2.0%
Penn Virginia	(11)(13)	Senior Secured Loans - Second Lien	L+7.00%	9.10%	9/29/2022	3,000	2,947	3,068	1.2%
Permian Production Partners	(11)(15)	Senior Secured Loans - First Lien	L+6.00%	8.09%	5/9/2024	4,000	3,842	3,980	1.6%
Total Energy: Oil & Gas							15,729	15,653	6.2%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	7.33%	4/28/2023	990	980	982	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.84%	7/21/2023	14,376	14,217	14,225	5.7%
Alltech	(13)(15)	Subordinated Debt	E+7.75%	8.75%	7/21/2023	€601	620	694	0.3%
							14,837	14,919	6.0%

Endo Pharmaceuticals Finance Co	(11)(13)	Senior Unsecured Debt	N/A	5.38%	1/15/2023	2,780	2,118	2,224	0.9%
Endo Pharmaceuticals Finance Co	(11)(13)	Senior Unsecured Debt	N/A	7.25%	1/15/2022	1,220	1,056	1,122	0.5%
							3,174	3,346	1.4%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.34%	8/15/2023	12,000	11,785	11,879	4.8%
Total Healthcare & Pharmaceuticals							30,776	31,126	12.6%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.81%	8/31/2022	7,601	7,446	7,687	3.1%
Boyne Resorts		Senior Secured Bonds	N/A	7.25%	5/1/2025	1,000	1,000	1,043	0.4%

Stadium Management Group		Senior Secured Loans - First Lien	L+3.25%	5.34%	1/23/2025	2,394	2,391	2,394	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.09%	1/23/2026	2,400	2,395	2,428	1.0%
							4,786	4,822	2.0%
Total Hotel, Gaming & Leisure							13,232	13,552	5.5%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.34%	9/9/2022	6,878	6,818	6,878	2.8%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.09%	11/14/2024	4,000	3,952	3,953	1.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(82)	(64)	—%
							10,688	10,767	4.4%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.09%	5/4/2022	1,990	1,969	1,950	0.8%
McGraw-Hill Global Education Holdings	(13)(15)(23)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,952	1,952	0.8%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,928	1,850	0.7%
							5,849	5,752	2.3%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.84%	6/15/2024	5,597	5,597	5,515	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	6/15/2023	—	(43)	(43)	—%
							5,554	5,472	2.2%

Total Media: Advertising, Printing & Publishing							22,091	21,991	8.9%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	11.09%	12/15/2022	275	271	279	0.1%
Total Media: Broadcasting & Subscription							271	279	0.1%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	24	2	24	—%
Total Metals & Mining							2	24	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.09%	12/12/2022	1,442	1,329	1,120	0.4%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.59%	2/17/2023	11,400	11,121	11,514	4.6%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.81%	7/5/2022	4,392	4,340	4,348	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.81%	7/5/2022	60	60	59	—%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.81%	6/23/2022	435	435	430	0.1%
							4,835	4,837	1.9%

Sears Roebuck	(11)(12)	Senior Secured Loans - First Lien	L+4.50%	6.50%	1/18/2019	3,728	3,726	3,725	1.5%
Welcome Break Limited	UK(10)(11)(15)	Senior Secured Loans - Second Lien	G+8.00%	8.71%	1/30/2023	£5,989	7,389	7,815	3.1%
Total Retail							28,400	29,011	11.5%
Services: Business
Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	6.59%	10/7/2021	4,867	4,838	4,834	1.9%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.31%	10/31/2024	5,970	5,852	5,786	2.3%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	6.59%	6/30/2025	1,529	1,514	1,514	0.6%
HealthChannels, Inc.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.81%	4/3/2025	1,995	1,956	2,000	0.8%

Park Place Technologies	(15)	Senior Secured Loans - First Lien	L+4.00%	6.09%	3/22/2025	2,500	2,488	2,503	1.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Park Place Technologies	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.09%	3/22/2026	2,500	2,476	2,506	1.0%
							4,964	5,009	2.0%

SLR Consulting	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	5/14/2025	1,588	1,544	1,545	0.6%
SLR Consulting (Delayed Draw)	UK(8)(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	N/A	5/14/2025	£—	(8)	—	—%
							1,536	1,545	0.6%

YAK Access, LLC	(12)(13)(15)	Senior Secured Loans - Second Lien	L+10.00%	12.08%	6/13/2026	5,000	4,650	4,650	1.9%
Total Services: Business							25,310	25,338	10.1%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.55%	2/28/2022	7,108	6,977	6,980	2.8%
Air Newco, LLC	(11)(13)	Senior Secured Loans - First Lien	L+4.75%	6.78%	5/31/2024	2,750	2,743	2,771	1.1%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.83%	9/9/2024	3,311	3,233	3,235	1.3%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.09%	11/21/2022	5,502	5,472	5,472	2.2%
Bullhorn, Inc. (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.75%	9.09%	11/21/2022	198	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.09%	11/21/2022	1,192	1,186	1,186	0.5%
Bullhorn, Inc. (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.09%	11/21/2022	185	153	153	0.1%
							7,007	7,007	2.9%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.63%	6/2/2024	£2,300	2,918	2,984	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.09%	3/20/2025	3,000	2,973	3,033	1.2%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	4/18/2025	994	975	984	0.4%

Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	10.56%	6/1/2023	4,268	4,178	4,268	1.7%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.90%	7.08%	1/22/2024	634	623	623	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.75%	5.32%	1/22/2024	£528	727	685	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	5.25%	1/22/2024	€97	117	113	—%
							1,467	1,421	0.6%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.84%	8/31/2023	6,582	6,443	6,442	2.6%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.84%	8/31/2023	1,476	1,433	1,444	0.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(39)	(38)	—%
							7,837	7,848	3.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.10%	12/2/2022	968	960	968	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.10%	12/2/2022	703	700	703	0.3%
							1,660	1,671	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	9.09%	12/20/2021	7,028	7,005	7,005	2.8%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	12/20/2021	—	(41)	(29)	—%
							6,964	6,976	2.8%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.34%	1/27/2023	4,333	4,280	4,295	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.84%	7/27/2023	4,388	4,326	4,337	1.7%
							8,606	8,632	3.4%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.06%	12/12/2023	5,511	5,385	5,387	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.06%	12/12/2022	346	294	295	0.1%
							5,679	5,682	2.3%

ZPG PLC	UK(10)(11)(12)(13)(15)	Senior Secured Loans - Second Lien	G+7.50%	8.16%	7/10/2026	£3,080	4,005	4,055	1.6%
Total Technology							67,222	67,547	27.2%
Telecommunications
Firstlight Fiber	(12)(13)	Senior Secured Loans - First Lien	L+3.50%	5.84%	6/7/2025	2,500	2,488	2,497	1.0%
Firstlight Fiber	(12)(13)(15)	Senior Secured Loans - Second Lien	L+7.50%	9.84%	6/7/2026	2,500	2,475	2,506	1.0%
Total Telecommunications							4,963	5,003	2.0%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	3,975	3,897	3,756	1.5%
Total Transportation: Cargo							3,897	3,756	1.5%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.25%	2/28/2025	6,000	5,889	5,940	2.4%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.83%	8/21/2020	2,937	2,893	2,770	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	8.08%	12/19/2020	357	349	354	0.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	10/18/2022	4,913	4,688	4,691	1.9%
Total Utilities: Electric							13,819	13,755	5.5%
Total Debt Investments							$372,366	$374,516	150.4%

Equity investments - 4.3%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(9)(11)(13)(15)(20)	Equity and Other	N/A	17.00%	N/A	185,590	$3,660	$3,712	1.5%
Banking, Finance, Insurance & Real Estate							3,660	3,712	1.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(17)	Equity and Other	N/A	N/A	N/A	4,625	3,413	3,413	1.4%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(17)	Equity and Other	N/A	N/A	N/A	21,624	456	384	0.1%
Total Energy: Oil & Gas							3,869	3,797	1.5%
Technology
Alfresco Software (Common Equity)	(13)(15)(17)	Equity and Other	N/A	N/A	N/A	1,656	166	166	0.1%
Lytx, Inc. (Preferred Equity)	(9)(13)(15)(16)	Equity and Other	N/A	14.75%	N/A	2,425	2,425	2,425	1.0%
PluralSight Holdings (Warrant)	(13)(15)(17)	Equity and Other	N/A	N/A	N/A	23,232	—	378	0.1%
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A	N/A	231	231	231	0.1%
Total Technology							2,822	3,200	1.3%
Total Equity Investments							$10,351	$10,709	4.3%

Total Investments - 154.7%							$382,717	$385,225	154.7%

June 30, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	7/16/2018	$823	€697	$—	$8	—%
JPMorgan Chase Bank	7/16/2018	$25,189	£18,751	—	$424	0.2%

_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR, or Prime based on each respective credit agreement. As of June 30, 2018, LIBO rates ranged between 2.09% for 1-month LIBOR to 2.34% for 3-month LIBOR, the 3-month EURIBOR was -0.32%, and the GBP LIBOR was 0.67% and Prime was 4%.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2018.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. Dollars. Equity investments are recorded as number of shares owned.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

(7)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in U.S. Dollars.

(8)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of June 30, 2018 (see Note 8. Commitments and Contingencies).

(9)	The preferred stock investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities.

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2018, qualifying assets represented 78% of total assets.

(12)	Investment position or portion thereof unsettled as of June 30, 2018.

(13)	Security or portion thereof was not pledged as collateral supporting the amounts outstanding under a credit facility as of June 30, 2018; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(15)	Investment's value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Preferred dividend rate is currently composed of 0% cash and 14.75% PIK. The Portfolio Company has not yet made an election to PIK.

(17)	Non-income producing security.

(18)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(19)
As of June 30, 2018, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $5,666; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $2,701; the net unrealized appreciation was $2,950; the aggregate cost of securities for Federal income tax purposes was $382,717.

(20)	Preferred dividend rate is currently composed of 0% cash and 17% PIK. The Portfolio Company has elected to PIK up to 17%.

(21)	Interest rate is currently composed of 4% cash and 6% PIK. The portfolio company may elect PIK up to 6%.

(22)	Interest rate is currently composed of 11.5% cash and 1% PIK. The portfolio company may elect PIK up to 1%.

(23)	Interest rate is currently composed of 11.0% cash or 11.75% PIK. The portfolio company may elect to partial PIK up to 50% of the interest for the period or full PIK of 11.75%.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy

See Unaudited Notes to Consolidated Financial Statements.

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 149.6%
Aerospace & Defense
Advanced Integration Technology	(12)(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	4/3/2023	7,541	$7,449	$7,598	3.1%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.61%	6/14/2021	3,488	3,459	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.16%	9/8/2023	3,950	3,913	3,920	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.16%	9/6/2024	4,000	3,876	3,882	1.5%
							7,789	7,802	3.1%
Total Aerospace & Defense							18,697	18,800	7.6%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.94%	11/10/2023	11,880	11,488	12,103	4.8%

Express Oil	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.32%	6/14/2024	2,363	2,313	2,313	0.9%
Express Oil (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.37%	6/14/2024	821	813	796	0.3%
Express Oil (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	6/14/2022	—	(27)	(27)	—%
							3,099	3,082	1.2%

Humanetics	(15)	Senior Secured Loans - First Lien	L+6.00%	7.57%	7/12/2022	8,521	8,331	8,388	3.4%
Humanetics (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	7/12/2022	—	(8)	(46)	—%
							8,323	8,342	3.4%

Mavis Tire Supply, LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.67%	11/2/2020	2,925	2,899	2,902	1.2%
Total Automotive							25,809	26,429	10.6%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.56%	8/8/2021	1,233	1,195	1,233	0.5%
Total Banking, Finance, Insurance & Real Estate							1,195	1,233	0.5%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	3/14/2024	£10,000	12,154	13,169	5.3%
Amplify Snack Brands, Inc.	(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.88%	9/1/2023	948	915	953	0.4%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.57%	7/29/2022	5,697	5,628	5,631	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	5.57%	6/22/2022	4,027	3,966	4,052	1.6%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	5.07%	6/29/2020	1,477	1,347	1,344	0.5%
CTI Foods	(15)	Senior Secured Loans - Second Lien	L+7.25%	8.82%	6/28/2021	5,000	4,706	3,900	1.6%
							6,053	5,244	2.1%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.84%	3/31/2023	935	927	927	0.4%

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Parts Town, LLC	(13)	Senior Secured Loans - First Lien	L+4.00%	5.57%	12/4/2024	4,250	4,229	4,275	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	9.57%	12/4/2025	4,250	4,208	4,271	1.7%
							8,437	8,546	3.4%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	6.83%	5/1/2019	3,616	3,521	3,595	1.4%
Total Beverage, Food & Tobacco							41,601	42,117	16.9%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,050	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.15%	6/1/2023	623	618	618	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	2,000	2,000	2,092	0.8%
Total Capital Equipment							4,618	4,760	1.9%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	3/31/2023	5,826	5,749	5,848	2.4%
Total Chemicals, Plastics & Rubber							5,749	5,848	2.4%
Construction & Building
Fiber Composites, LLC	(14)(15)(20)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,472	5,351	5,471	2.2%

GAL Manufacturing	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.92%	6/26/2023	5,539	5,451	5,451	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.92%	6/26/2024	6,000	5,878	5,875	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	—%	6/26/2022	—	32	33	—%
							11,361	11,359	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.82%	7/18/2025	6,000	5,897	5,970	2.4%
SRS Distribution, Inc.		Senior Secured Loans - Second Lien	L+8.75%	10.32%	2/24/2023	6,790	6,713	7,002	2.8%
Total Construction & Building							29,322	29,802	12.0%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	4/30/2021	4,746	4,700	4,706	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.35%	4/30/2021	921	910	913	0.4%
							5,610	5,619	2.3%

Mattel, Inc.	(11)	Senior Unsecured Debt	N/A	6.75%	12/31/2025	2,000	2,000	2,027	0.8%
Total Consumer Goods: Non-Durable							7,610	7,646	3.1%

Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	700	700	721	0.3%
Total Consumer Goods: Durable							700	721	0.3%

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.32%	9/23/2021	5,512	5,028	5,411	2.2%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.19%	5/26/2023	2,974	2,947	2,945	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.19%	11/26/2023	3,000	2,958	3,000	1.2%
							5,905	5,945	2.4%
Total Containers, Packaging & Glass							10,933	11,356	4.6%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,153	3,250	1.3%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,209	2,081	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,769	1,702	0.7%
							3,978	3,783	1.5%

Moss Creek Resources	(13)(15)	Senior Unsecured Debt	L+8.00%	9.50%	3/29/2022	9,333	9,148	9,217	3.7%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.57%	9/29/2022	3,000	2,942	2,943	1.2%
Total Energy: Oil & Gas							19,221	19,193	7.7%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.69%	4/28/2023	995	985	986	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.32%	7/9/2023	14,376	14,204	14,210	5.7%
Alltech	(13)(15)	Subordinated Debt	L+7.75%	8.75%	7/9/2023	€601	620	713	0.3%
							14,824	14,923	6.0%

Hanger, Inc.	(11)(15)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,957	4,150	1.7%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	8,000	7,865	7,912	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	4,000	3,950	3,956	1.6%
							11,815	11,868	4.8%
Total Healthcare & Pharmaceuticals							31,581	31,927	12.9%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.07%	8/24/2022	7,640	7,470	7,755	3.1%
Total Hotel, Gaming & Leisure							7,470	7,755	3.1%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.08%	9/9/2022	6,913	6,847	6,849	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	—%	8/10/2021	—	(93)	(93)	—%
							6,754	6,756	2.7%

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.50%	6/15/2024	5,626	5,626	5,536	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	—%	6/15/2023	—	(47)	(47)	—%
							5,579	5,489	2.2%
Total Media: Advertising, Printing & Publishing							12,333	12,245	4.9%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.55%	12/15/2022	531	522	515	0.2%
Total Media: Broadcasting & Subscription							522	515	0.2%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	23	1	23	—%
Total Metals & Mining							1	23	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.10%	12/12/2022	2,274	2,079	1,874	0.8%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.19%	2/17/2023	11,700	11,388	11,788	4.7%

Med Intermediate (MyEyeDr)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/14/2021	4,792	4,756	4,825	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(15)	Senior Secured Loans - First Lien	L+6.25%	7.60%	8/16/2021	138	116	150	0.1%
Med Intermediate (MyEyeDr) (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/16/2021	1,253	1,239	1,262	0.5%
							6,111	6,237	2.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.84%	6/23/2022	4,444	4,386	4,433	1.8%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.90%	6/23/2022	374	374	373	0.2%
							4,760	4,806	2.0%

Toys R Us (DIP)	(13)	Senior Secured Loans - First Lien	L+6.75%	8.32%	1/22/2019	4,000	3,990	4,017	1.6%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.29%	1/26/2023	£5,989	7,382	7,985	3.2%
Total Retail							35,710	36,707	14.8%
Services: Business
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	1/30/2021	995	986	999	0.4%
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.08%	2/25/2025	6,000	5,883	5,970	2.4%
Total Services: Business							6,869	6,969	2.8%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.94%	3/18/2022	740	722	735	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.94%	1/31/2023	6,000	5,562	5,708	2.2%
							6,284	6,443	2.5%

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.58%	2/28/2022	7,126	6,978	7,017	2.8%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	5,531	5,497	5,497	2.2%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	196	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	(1)	(1)	—	—%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	—	(9)	(9)	—%
							5,683	5,684	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.52%	6/2/2024	£2,300	2,914	3,048	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.55%	3/20/2025	3,000	2,970	3,029	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,884	5,000	2.0%
Greenway Health, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	5.94%	2/16/2024	7,960	7,888	8,000	3.2%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	8/31/2023	6,615	6,463	6,460	2.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(43)	(43)	—%
							6,420	6,417	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.24%	12/2/2022	976	967	976	0.4%
Ministry Brands (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.25%	12/2/2022	636	632	635	0.3%
							1,599	1,611	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	12/20/2021	7,161	7,134	7,134	2.9%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(33)	—%
							7,093	7,101	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.82%	1/18/2023	4,355	4,297	4,312	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.32%	7/27/2023	4,388	4,324	4,332	1.7%
							8,621	8,644	3.4%

PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	10.20%	6/12/2023	5,830	5,736	5,734	2.3%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(28)	(28)	—%
							5,708	5,706	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.85%	4/3/2023	5,672	5,621	5,622	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.85%	10/17/2023	6,000	5,951	5,953	2.4%
							11,572	11,575	4.7%

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7)	Fair Value	% of Net Assets
Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.44%	1/24/2024	5,538	5,403	5,402	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	N/A	—%	12/12/2022	—	(58)	(57)	—%
							5,345	5,345	2.2%
Total Technology							83,959	84,620	34.0%
Telecommunications
Eco-Site (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.34%	2/3/2022	12,857	12,694	12,671	5.1%
Total Telecommunications							12,694	12,671	5.1%
Utilities: Electric
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.19%	8/21/2020	2,951	2,899	2,723	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	7.44%	12/21/2020	630	612	620	0.3%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.69%	10/18/2022	4,938	4,690	4,592	1.8%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,193	2,163	2,475	1.0%
Total Utilities: Electric							10,364	10,410	4.2%
Total Debt Investments							$366,958	$371,747	149.6%

Equity investments - 0.3%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251,406	$1,885	$—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(17)	Equity and Other	N/A	N/A		21,624	456	456	0.2%
Total Energy: Oil & Gas							2,341	456	0.2%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		231	$231	$231	0.1%
Total Technology							231	231	0.1%
Total Equity Investments							$2,572	$687	0.3%

Total Investments - 149.9%							$369,530	$372,434	149.9%

December 31, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/10/2018	$703	€594	$—	$(10)	—%
JPMorgan Chase Bank	1/10/2018	$24,380	€18,191	$—	$(189)	(0.1)%

____________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

(5)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect at December 31, 2017.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. Dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK, if any, for preferred stock; currency amounts are presented in U.S. Dollars.

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

(19)
As of December 31, 2017, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6,527; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $4,008; the net unrealized appreciation was $2,519; the aggregate cost of securities for Federal income tax purposes was $369,530.

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

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)
Note 1. Principal Business and Organization
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
As of June 30, 2018, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Reclassifications
Certain prior period amounts may be reclassified to conform to the current presentation, with no effect on our financial condition, results of operations or cash flows.
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
Interest Income
Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method, or straight-line method, as applicable. Loan origination, closing, and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.
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
Foreign Currency Translation, Transactions and Gains (Losses)
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
Management Fees
The Master Fund incurs investment advisory fees including: (i) a base management fee and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.

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
New Standard Under Assessment
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

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investments
The following two tables present the composition of the investment portfolio at amortized cost and fair value as of June 30, 2018 and December 31, 2017, respectively, with corresponding percentages of total portfolio investments at fair value:

	June 30, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$232,763	$234,773	60.9%
Senior secured loans - second lien	85,464	85,751	22.3
Senior secured bonds	19,220	19,021	4.9
Senior unsecured debt	20,082	20,052	5.2
Total senior debt	$357,529	$359,597	93.3%
Subordinated debt	14,837	14,919	3.9
Equity and other	10,351	10,709	2.8
Total investments	$382,717	$385,225	100.0%

	December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$231,212	$234,362	62.9%
Senior secured loans - second lien	81,587	82,203	22.1
Senior secured bonds	10,738	11,044	3.0
Senior unsecured debt	28,597	29,215	7.8
Total senior debt	$352,134	$356,824	95.8%
Subordinated debt	14,824	14,923	4.0
Equity and other	2,572	687	0.2
Total investments	$369,530	$372,434	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2018 and December 31, 2017, respectively, with corresponding percentages of total portfolio investments at fair value:

	June 30, 2018			December 31, 2017
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$70,044	$70,747	18.4%	$84,190	$84,851	22.8%
Beverage, Food & Tobacco	43,843	43,668	11.3	41,601	42,117	11.3
Healthcare & Pharmaceuticals	30,776	31,126	8.1	31,581	31,927	8.6
Retail	28,400	29,011	7.5	35,710	36,707	9.9
Construction & Building	28,337	28,778	7.5	29,322	29,802	8.0
Services: Business	25,310	25,338	6.6	6,869	6,969	1.9
Media: Advertising, Printing & Publishing	22,091	21,991	5.7	12,333	12,245	3.3
Automotive	20,975	21,537	5.6	25,809	26,429	7.1
Energy: Oil & Gas	19,598	19,450	5.0	21,562	19,649	5.3
Utilities: Electric	13,819	13,755	3.6	10,364	10,410	2.8
Hotel, Gaming & Leisure	13,232	13,552	3.5	7,470	7,755	2.1
Aerospace & Defense	12,011	12,000	3.1	18,697	18,800	5.0
Containers, Packaging & Glass	10,807	10,875	2.8	10,933	11,356	3.0
Consumer goods: Non-durable	9,611	9,619	2.5	7,610	7,646	2.0
Banking, Finance, Insurance & Real Estate (1)	8,610	8,419	2.2	1,195	1,233	0.3
Capital Equipment	6,308	6,397	1.7	4,618	4,760	1.3
Chemicals, Plastics & Rubber	5,669	5,760	1.4	5,749	5,848	1.6
Telecommunications	4,963	5,003	1.3	12,694	12,671	3.4
Consumer Goods: Durable	4,143	4,140	1.1	700	721	0.2
Transportation: Cargo	3,897	3,756	1.0	—	—	—
Media: Broadcasting & Subscription	271	279	0.1	522	515	0.1
Metals & Mining	2	24	—	1	23	—
Total	$382,717	$385,225	100.0%	$369,530	$372,434	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total fair value of the total investments as of June 30, 2018 and December 31, 2017.

Geographic Dispersion	June 30, 2018	December 31, 2017
United States of America	87.0%	88.9%
United Kingdom	10.2	8.2
Italy	1.5	1.6
Canada	1.3	1.3
Total investments	100.0%	100.0%

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
As of June 30, 2018, the Master Fund's open foreign currency forward contracts were as follows:

June 30, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	July 16, 2018	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	$823	$815	$8
GBP	July 16, 2018	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,751	25,189	24,765	424
Total					$26,012	$25,580	$432
As of December 31, 2017, the Master Fund's open foreign currency forward contracts were as follows:

December 31, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€594	$703	$713	$(10)
GBP	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,191	24,380	24,569	(189)
Total					$25,083	$25,282	$(199)
The table below displays the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and six months ended June 30, 2018 and June 30, 2017:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement Location	2018	2017	2018	2017
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$927	$(841)	$227	$(619)
Net change in unrealized gains (losses)
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	816	33	631	(160)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$1,743	$(808)	$858	$(779)
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

Notes to Consolidated Financial Statements (Unaudited)

Master Fund bears the risk of loss from counterparty non-performance. The Master Fund attempts to mitigate counterparty risk by entering into agreements only with counterparties that it believes have the financial resources to honor their obligations.
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of June 30, 2018:

June 30, 2018
Counterparty	Gross Derivative Liabilities in Statement of Assets and Liabilities	Gross Derivative Assets in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
JP Morgan Chase Bank, N.A.	$—	$432	$(432)	$—
______________

(1)	Collateral paid to counterparties may be more than the amount shown in the table above, as the table does not present the effects of over-collateralization, if any.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Financial Instruments
The following two tables present the segmentation of the investment portfolio, as of June 30, 2018 and December 31, 2017, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$58,238	$176,535	$234,773
Senior secured loans - second lien	—	12,329	73,422	85,751
Senior secured bonds	—	14,729	4,292	19,021
Senior unsecured debt	—	12,572	7,480	20,052
Total senior debt	$—	$97,868	$261,729	$359,597
Subordinated debt	—	—	14,919	14,919
Equity and other	384	—	10,325	10,709
Total investments	$384	$97,868	$286,973	$385,225
Percentage	0.1%	25.4%	74.5%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$432	$—	$432

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,354	$197,008	$234,362
Senior secured loans - second lien	—	15,739	66,464	82,203
Senior secured bonds	—	2,771	8,273	11,044
Senior unsecured debt	—	7,902	21,313	29,215
Total senior debt	$—	$63,766	$293,058	$356,824
Subordinated debt	—	—	14,923	14,923
Equity and other	456	—	231	687
Total investments	$456	$63,766	$308,212	$372,434
Percentage	0.1%	17.1%	82.8%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(199)	$—	$(199)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2018:

June 30, 2018
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$109,102	Transacted value	Cost (5)	98.14	97.29 - 99.00	Increase
		Yield analysis	Yield	9.27%	3.76% - 11.36%	Decrease
Senior secured loans - second lien	$47,854	Transacted value	Cost (5)	93.00	93.00	Increase
		Yield analysis	Yield	10.98%	3.12% - 12.40%	Decrease
Senior secured bonds	$4,292	Transacted value	Price	100.00	100.00	Increase
		Yield analysis	Yield	10.58%	10.58%	Decrease
Senior unsecured debt	$7,480	Yield analysis	Yield	11.89%	11.78% - 11.93%	Decrease
Subordinated debt	$14,919	Yield analysis	Yield	10.35%	10.35%	Decrease
Equity and other	$10,325	Transacted value	Cost (5)	947.06	100.00-1,000.00	Increase
		Market comparables	Cash flow multiple	5.2x	5.2x	Increase
		Market comparables	Oil production multiple (6)	$32,500.00	$32,500.00	Increase
		Market comparables	Oil reserve multiple (7)	$7.50	$7.50	Increase
		Black-Scholes Model	Volatility	40.27%	40.27%	Increase
		Market Comparables	Capitalization rate	7.00%	7.00%	Increase
Total	$193,972
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2018 the Master Fund had investments of this nature measured at fair value totaling $93.0 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

(6)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d)

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE)
In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2017:

December 31, 2017
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$126,561	Transacted value	Price	100.00	100.00	Increase
		Transacted value	Cost (5)	100.00	100.00	Increase
		Yield analysis	Yield	8.75%	6.29% - 13.57%	Decrease
Senior secured loans - second lien	$42,838	Yield analysis	Yield	10.60%	9.19% - 11.76%	Decrease
Senior secured bonds	$5,023	Transacted value	Price	100.00	100.00	Increase
		Market comparables	EBITDA multiple	9.3x	9.3x	Increase
Senior unsecured debt	$17,164	Transacted value	Price	98.75	98.75	Increase
		Yield analysis	Yield	11.70%	9.94% - 12.50%	Decrease
Subordinated debt	$14,924	Yield analysis	Yield	9.72%	9.72%	Decrease
Equity and other	$231	Transacted value	Cost (5)	100.00	100.00	Increase
Total	$206,741
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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of April 1, 2018	$176,989	$68,847	$7,707	$5,504	$14,949	$3,923	$277,919
Additions (1)	16,680	17,948	—	1,950	—	2,577	39,155
Net realized gains (2)	319	109	260	28	—	(1,886)	(1,170)
Net change in unrealized appreciation (depreciation) on investments (3)	(1,242)	(330)	(266)	47	(36)	2,298	471
Sales and repayments (4)	(14,169)	(10,198)	—	(55)	—	—	(24,422)
Net discount accretion	159	(8)	4	6	6	—	167
Restructuring	—	—	(3,413)	—	—	3,413	—
Transfers into Level 3 (5) (6)	5,287	—	—	—	—	—	5,287
Transfers out Level 3 (5) (7)	(7,488)	(2,946)	—	—	—	—	(10,434)
Fair value balance as of June 30, 2018	$176,535	$73,422	$4,292	$7,480	$14,919	$10,325	$286,973
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2018	$(1,232)	$(301)	$(4)	$47	$(36)	$412	$(1,114)

	Six Months Ended June 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	34,953	23,786	—	2,037	—	6,252	67,028
Net realized gains (2)	2,305	108	291	1,151	—	(1,886)	1,969
Net change in unrealized appreciation (depreciation) on investments (3)	(689)	87	(123)	(511)	(16)	2,315	1,063
Sales and repayments (4)	(54,773)	(10,197)	(746)	(16,529)	—	—	(82,245)
Net discount accretion	321	17	10	19	12	—	379
Restructuring	—	—	(3,413)	—	—	3,413	—
Transfers into Level 3 (5) (6)	5,410	—	—	—	—	—	5,410
Transfers out Level 3 (5) (7)	(8,000)	(6,843)	—	—	—	—	(14,843)
Fair value balance as of June 30, 2018	$176,535	$73,422	$4,292	$7,480	$14,919	$10,325	$286,973
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2018	$(558)	$115	$139	$62	$(16)	$430	$172
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the three and six months ended June 30, 2018, one and one investment, respectively, were transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

(7)
For the three and six months ended June 30, 2018, four and three investments, respectively, were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of April 1, 2017	$113,033	$32,609	$8,157	$—	$20,574	$53	$174,426
Additions (1)	45,211	14,768	12,000	—	4,899	—	76,878
Net realized gains (2)	591	3	—	—	26	—	620
Net change in unrealized appreciation (depreciation) on investments (3)	323	317	(262)	—	163	(1)	540
Sales or repayments (4)	(14,276)	—	—	—	(2,633)	—	(16,909)
Net discount accretion	80	20	5	—	15	—	120
Investment position reclassification	(8,824)	—	—	—	8,824	—	—
Transfers out of Level 3 (5) (6)	(11,927)	—	—	—	—	—	(11,927)
Fair value balance as of June 30, 2017	$124,211	$47,717	$19,900	$—	$31,868	$52	$223,748
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2017	$720	$317	$(262)	$—	$163	$(1)	$937

	Six Months Ended June 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$—	$20,552	$53	$133,200
Additions (1)	67,523	30,394	12,000	—	13,697	—	123,614
Net realized gains (2)	630	273	—	—	26	—	929
Net change in unrealized appreciation (depreciation) on investments (3)	821	369	(42)	—	197	(1)	1,344
Sales or repayments (4)	(18,776)	(8,120)	—	—	(2,633)	—	(29,529)
Net discount accretion	147	51	10	—	29	—	237
Transfers out of Level 3 (5) (6)	(6,047)	—	—	—	—	—	(6,047)
Fair value balance as of June 30, 2017	$124,211	$47,717	$19,900	$—	$31,868	$52	$223,748
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2017	$817	$369	$(42)	$—	$197	$(1)	$1,340
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Included in net realized gain (loss) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

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
Management Fees: Effective September 11, 2017 and continuing after October 20, 2017, the management fee is calculated at an annual rate of 1.75% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and it is payable in arrears. Under the Prior Investment Advisory Agreement, the management fee was computed at an annual rate of 2.0% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2018 and June 30, 2017
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2018 and June 30, 2017:

Related Party (1)		Three Months Ended June 30,		Six Months Ended June 30,
	Source Agreement & Description	2018	2017	2018	2017
CCA & Guggenheim	Prior Investment Advisory Agreement - management fee (2)	$—	$1,977	$—	$3,634
Guggenheim	Investment Advisory Agreement - management fee	1,816	—	3,596	—
Guggenheim	Investment Advisory Agreement - performance-based incentive fee (1)	317	—	811	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	—	113	—	223
Guggenheim	Administrative Services Agreement - expense reimbursement	120	—	281	—
Guggenheim	Share on capital structuring fees and administrative agency fees	(57)	(82)	(65)	(315)
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales of the Master Fund Shares to affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of cash flows, respectively.

(2)
During the three and six months ended June 30, 2018 Guggenheim earned an incentive fee on capital gains in the amount of $0.3 million and $0.8 million, respectively. During the three and six months ended June 30, 2017, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Management Fees.

Notes to Consolidated Financial Statements (Unaudited)

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement, Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of June 30, 2018, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of June 30, 2018 the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2020, (v) a stated maturity date of December 29, 2021, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount, and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
Hamilton and JPM most recently amended the Hamilton Credit Facility on June 29, 2018 to, among other things, (i) extend the term from December 17, 2019 to December 29, 2021, (ii) extend the draw-down term from December 17, 2018 to December 29, 2020, (iii) reduce the interest rate from 3-month LIBOR +2.65% per annum to 3-month LIBOR +2.50% per annum commencing with the facility's next interest reset date, (iv) include a revolving feature on all amounts above the minimum utilization amount, and (v) reduce the undrawn fee charged on all amounts below the facility's minimum utilization amount from 265 basis points per annum to 250 basis points per annum.
Hamilton's borrowings as of June 30, 2018 and December 31, 2017 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
June 30, 2018	$175,000	$150,000	$148,290	4.99%	12/29/21	3.5	years
December 31, 2017	$175,000	$150,000	$148,988	4.24%	12/17/19	2.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.65%) and the base interest rate (i.e., 3-month LIBOR) are subject to quarterly changes. Commencing on the next interest reset date, the spread over the basis interest rate will decrease from 2.65% to 2.50% Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)

The components of the Master Fund's interest expense and other financing costs for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$1,831	$1,385	$3,458	$2,541
Unused/undrawn fees	64	102	125	325
Amortization of deferred financing costs	124	120	247	238
Total interest expense	$2,019	$1,607	$3,830	$3,104
Weighted average interest rate (1)	4.8%	3.9%	4.6%	3.8%
Average borrowings	$150,000	$144,000	$150,000	$136,286
_________________

(1)	Calculated as the annualized amount of the stated interest expense divided by the average borrowings during the reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2018 and December 31, 2017, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	June 30, 2018	December 31, 2017
BBB Industries (Bridge Loan)	$8,000	$—
Boats Group (Revolver)	1,000	1,000
Bullhorn Inc. (Delayed Draw)	780	1,975
Bullhorn Inc. (Revolver)	111	269
Express Oil (Delayed Draw)	—	377
Express Oil (Revolver)	—	241
GAL Manufacturing (Revolver)	433	352
Galls (Delayed Draw)	1,789	—
Galls (Revolver)	368	—
Humanetics (Revolver)	—	400
Kerridge Commercial Systems (Multi-Currency Delayed Draw)[2]	429	—
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Revolver)	217	—
Mavis Tire Express Services Corp. (Delayed Draw)	483	—
Mavis Tire Express Services Corp. (Delayed Draw)	537	—
Med Intermediate (Delayed Draw)	—	1,493
Ministry Brands (Delayed Draw)	—	71
Onyx CenterSource (Revolver)	329	329
Pet Holdings ULC (Delayed Draw)	—	125
PluralSight Holdings (Revolver)	—	250
SLR Consulting (Delayed Draw)	400	—
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	115	462
Total Unfunded Commitments	$15,705	$8,058
______________________
(1)    May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)     This commitment is in foreign currency and has been converted to USD using the June 30, 2018 exchange rate

Notes to Consolidated Financial Statements (Unaudited)

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
Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e. earnings (loss) per Common Share) for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$4,448	$3,299	$10,969	$7,490
Weighted average Common Shares outstanding (basic and diluted)	29,151,096	28,097,842	29,151,096	25,839,057
Earnings per Common Share - basic and diluted (1)	$0.15	$0.12	$0.38	$0.29
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent in each period because there were no Common Share equivalents outstanding during each period.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30,
	2018	2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.52	$8.47
Net investment income (1)	0.27	0.21
Net realized gains (1)	0.10	0.07
Net change in unrealized appreciation (2)	0.01	0.02
Net increase resulting from operations	0.38	0.30
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.27)	(0.21)
Distributions from realized gains	(0.08)	—
Distributions in excess of net investment income	(0.01)	(0.01)
Net decrease resulting from distributions	(0.36)	(0.22)
Net asset value, end of period	$8.54	$8.55

INVESTMENT RETURNS
Total investment return (4)	4.49%	3.48%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$248,950	$248,564
Average net assets (5)	$249,224	$220,898
Common Shares outstanding, end of period	29,151,096	29,082,258
Weighted average Common Shares outstanding	29,151,096	25,839,057

Ratios-to-average net assets: (5)
Total expenses	3.71%	3.82%
Net investment income	3.16%	2.48%

Average outstanding borrowings (5)	$150,000	$136,286
Portfolio turnover rate (5)(6)	32%	23%
Asset coverage ratio (7)	2.66	2.66
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2018, the Master Fund estimates distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

Note 11. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the six months ended June 30, 2018 and June 30, 2017 :

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
For Fiscal Year 2018
January 25	January 26	$0.05832	$1,700
February 22	February 23	0.05832	1,700
March 22	March 23	0.05832	1,700
April 19	April 20	0.04803	1,400
May 24	May 25	0.06861	2,000
June 21	June 22	0.06861	2,000
		$0.36021	$10,500

For Fiscal Year 2017
January 31	February 1	$0.03015	$691
February 28	March 1	0.03300	803
March 28	March 29	0.03101	806
April 28	May 1	0.03900	1,093
May 30	May 31	0.04603	1,299
June 29	June 30	0.03852	1,100
		$0.21771	$5,792
Note 12. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)
The information contained in this Item 2 should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Report. Capitalized terms used in this Item 2 have the same meaning as in the accompanying consolidated financial statements presented in Part I. Item 1. Consolidated Financial Statements (unaudited), unless otherwise defined herein.

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
Operating Expenses
Our primary operating expenses include a management fee and, depending on our operating results, a performance-based incentive fee, interest expense, administrative services, related party reimbursements, custodian and accounting services, and other third-party professional services fees and expenses. The management and performance-based incentive fees compensate Guggenheim for its services in identifying, evaluating, negotiating, closing, and monitoring our investments.

Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of June 30, 2018 and December 31, 2017 and (ii) for the six months ended June 30, 2018, and June 30, 2017:

	As of
	June 30, 2018	December 31, 2017
Total assets	$426,781	$400,687
Adjusted total assets (total assets net of payable for investments purchased)	$401,985	$400,687
Investments in portfolio companies, at fair value	$385,225	$372,434
Borrowings	$150,000	$150,000
Net assets	$248,950	$248,481
Net asset value per Common Share	$8.54	$8.52
Leverage ratio (borrowings/adjusted total assets)	37.3%	37.4%

	Six Months Ended June 30,
	2018	2017
Average net assets	$249,224	$220,898
Average borrowings	$150,000	$136,286
Cost of investments purchased	$130,670	$173,930
Sales of investments	$18,364	$34,827
Principal payments	$102,816	$41,279
Net investment income	$7,869	$5,474
Net realized gains	$2,830	$1,800
Net change in unrealized appreciation	$270	$216
Net increase in net assets resulting from operations	$10,969	$7,490
Total distributions to shareholders	$10,500	$5,792
Net investment income per Common Share - basic and diluted	$0.27	$0.21
Earnings per Common Share - basic and diluted	$0.38	$0.29
Distributions per Common Share	$0.36	$0.22

Portfolio and Investment Activity for the Three and Six Months ended June 30, 2018 and June 30, 2017
The following tables present our investment sourcing activity for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,
	2018		2017
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$34,548	63.0%	$84,423	96.9%
Syndicated transactions	20,296	37.0%	2,728	3.1%
Total investment activity	54,844	100.0%	87,151	100.0%
Investments sold or repaid	(50,533)		(41,665)
Net investment activity	$4,311		$45,486

	Six Months Ended June 30,
	2018		2017
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$54,758	41.9%	$144,866	83.3%
Syndicated transactions	75,912	58.1%	29,064	16.7%
Total investment activity	130,670	100.0%	173,930	100.0%
Investments sold or repaid	(121,180)		(76,106)
Net investment activity	$9,490		$97,824

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Portfolio companies at beginning of period	76	61	70	55
Number of added portfolio companies	13	15	29	23
Number of exited portfolio companies	(7)	(9)	(17)	(11)
Portfolio companies at period end	82	67	82	67

Number of debt investments at period end	116	95	116	95
Number of equity/other investments at period end	7	3	7	3
The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the six months ending June 30, 2018:

	Balance as of January 1, 2018	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of June 30, 2018
Senior secured loans - first lien	$234,362	$73,050	$(74,434)	$1,795	$234,773
Senior secured loans - second lien	82,203	26,180	(22,987)	355	85,751
Senior secured bonds	11,044	12,345	(746)	(3,622)	19,021
Senior unsecured debt	29,215	13,106	(23,013)	744	20,052
Total senior debt	$356,824	$124,681	$(121,180)	$(728)	$359,597
Subordinated debt	14,923	—	—	(4)	14,919
Equity and other	687	5,989	—	4,033	10,709
Total	$372,434	$130,670	$(121,180)	$3,301	$385,225
_________________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Weighted average portfolio company EBITDA (1)	$89,898		$79,833
Median portfolio company EBITDA(1)	$65,550		$63,000
Weighted average purchase price of debt investments (2)	97.5%		97.6%
Weighted average duration of debt investments (3)	0.6	years	0.5	years
Debt investments on non-accrual status as a percentage of amortized cost	—%		0.9%
Debt investments on non-accrual status as a percentage of fair value	—%		0.9%
Number of debt investments on non-accrual status	—		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	90.7%		93.0%
Percent of floating rate debt investments with interest rate floors (4)	83.2%		96.8%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	643	bps	684	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	9.3%		7.0%
Weighted average coupon rate	8.5%		10.1%
Weighted average years to maturity	4.8	years	3.9	years

Weighted average effective yields: (5)
Senior secured loans - first lien	8.4%		8.2%
Senior secured loans - second lien	10.5%		10.5%
Senior secured bonds	8.5%		6.5%
Senior unsecured debt	10.2%		10.7%
Subordinated debt	10.1%		9.6%
Total debt investments	9.1%		8.9%
_________________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of June 30, 2018 or December 31, 2017. Weighted average portfolio company EBITDA is calculated using weights based on amortized cost. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amounts, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

(2)	Percent is calculated as a percentage of the par value of debt investments.

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

(4)	Percent is calculated as a percentage of the fair value of total debt investments.

(5)
Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium, or issuance costs. Effective portfolio yield for the total debt portfolio is calculated before considering the impact of leverage or any operating expenses, and excludes cash, restricted cash, non-income producing assets and equity investments.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 2.09% for the 1-Month LIBOR to 2.34% for the 3-Month LIBOR on June 30, 2018. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2019	$7,325	1.9%	$11,616	3.1%
2020	8,220	2.2	13,449	3.6
2021	32,318	8.5	35,237	9.4
2022	75,411	19.8	100,258	26.7
2023	123,200	32.4	140,897	37.6
2024	56,017	14.7	51,993	13.9
2025	54,311	14.3	21,250	5.7
2026	23,518	6.2	—	—
Total	$380,320	100.0%	$374,700	100.0%
Results of Operations
Operating results for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total investment income	$8,853	$7,745	$17,118	$13,917
Total expenses	4,377	4,190	9,249	8,443
Net investment income	4,476	3,555	7,869	5,474
Net realized gains	262	669	2,830	1,800
Net change in unrealized appreciation (depreciation)	(290)	(925)	270	216
Net increase in net assets resulting from operations	$4,448	$3,299	$10,969	$7,490
Investment Income
Investment income consisted of the following components for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income on debt investments:
Cash interest	$7,875	$7,158	$15,420	$12,652
PIK interest	166	—	404	—
Net accretion/amortization of discounts/premiums	324	284	661	607
Total interest on debt securities	8,365	7,442	16,485	13,259
Dividend income	236	—	347	—
Fee income	252	303	286	658
Total investment income	$8,853	$7,745	$17,118	$13,917
The increase in investment income was driven by (i) the growth in the size of our portfolio and (ii) an increase in the yield on our portfolio of investments offset slightly by a decrease in capital structuring fee income. For the three and six months ended June 30, 2018, average investments at cost was $380.8 million and $378.4 million, respectively. For the three and six months ended June 30, 2017, average investments at cost was $352.1 million and $321.6 million, respectively.

For the three and six months ended June 30, 2018 , annualized yield on all investments at cost, calculated as total investment income over average investments at cost, was 9.3% and 9.1%, respectively. For the three and six months ended June 30, 2017, yield on investments at cost was 8.8% and 8.6%, respectively. For the six months ended June 30, 2018, dividend income consisted of PIK dividends on two preferred stock investment.
Our fee income is comprised of the following fee classifications and is considered nonrecurring income for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capital structuring fees	$—	$82	$—	$315
Administrative agency fees	57	—	65	—
Amendment/consent fees	194	99	209	195
Commitment fees/other	1	122	12	148
Total fee income	$252	$303	$286	$658
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, total net assets, or total borrowings. Performance-dependent expenses fluctuate independent of our size. Our period over period change in operating expenses is driven primarily by (i) an increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates, (ii) an increase in management fees due to an increase in total assets, offset slightly by a decrease in the investment advisor annual rate from 2.00% to 1.75% and (iii) changes in our performance-dependent expenses driven by an overall change in net realized and unrealized gains.
The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed operating expenses:
Trustees fees	$88	$148	$187	$260
Professional services fees (1)	214	226	457	536
Other expenses	168	183	401	349
Total fixed operating expenses	470	557	1,045	1,145

Variable operating expenses:
Interest expense	2,019	1,607	3,830	3,104
Administrative services (2)	52	52	105	97
Management fee	1,816	1,977	3,596	3,634
Custody services	31	43	58	44
Total variable operating expenses	3,918	3,679	7,589	6,879

Performance dependent expenses:
Performance-based incentive fee (before fee waiver)	(11)	(46)	615	419
Total performance dependent expenses	(11)	(46)	615	419

Total expenses	$4,377	$4,190	$9,249	$8,443
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
The composition of our interest expense for the three and six months ended June 30, 2018 and June 30, 2017, is reported in Note 7. Borrowings. Hamilton Credit Facility currently features a contractual interest rate of 3-Month LIBOR+2.65%, which was 4.99% as of June 30, 2018. Commencing with the next interest rate reset date, the Hamilton Credit Facility will feature a contractual interest rate of 3-Month LIBOR +2.50% per the terms of the amended and restated facility. Interest expense in the table above also includes all applicable undrawn fees and unused commitment fees as described in Note 7. Borrowings. The main driver in the year-over-year increase in interest expense was an increase in the the 3-Month LIBOR and increase in average borrowings.
Net Realized Gain (Loss)
For the three months ended June 30, 2018, we had dispositions and principal repayments of $50.5 million, resulting in net realized losses of $0.6 million, driven mainly by a realized loss resulting from a bankruptcy restructuring of one of our preferred equity positions, offset by gains resulting from principal repayments on investments that featured call protection provisions. For the six months ended June 30, 2018, we had dispositions and principal repayments of $121.2 million, resulting in net realized gains of $2.6 million, derived mainly from principal repayments on investments that featured call protection provisions. For the three and six months ended June 30, 2018, we had realized gains from our foreign currency forward contracts of $0.9 million and $0.2 million, respectively, primarily due the appreciation of the U.S. Dollar.
For the three months ended June 30, 2017, we had dispositions and principal repayments of $41.7 million, resulting in net realized gains of $1.6 million. For the six months ended June 30, 2017, we had dispositions and principal repayments of $76.1 million, resulting in net realized gains of $2.5 million. For the three and six months ended June 30, 2017, we had realized losses from our foreign currency forward contracts of $0.8 million and $0.6 million primarily due the depreciation of the U.S. Dollar.
For the three and six months ended June 30, 2018 and June 30, 2017, the components of total realized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investments	$(637)	$1,569	$2,632	$2,530
Foreign currency forward contracts	927	(841)	227	(619)
Foreign currency transactions	(28)	(59)	(29)	(111)
Net realized gains	$262	$669	$2,830	$1,800
Changes in Unrealized Appreciation (Depreciation)
For the three and six months ended June 30, 2018 and June 30, 2017, the components of total net changes in unrealized appreciation and depreciation were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investments	$(1,141)	$(958)	$(396)	$376
Foreign currency forward contracts	816	33	631	(160)
Foreign currency translation	35	—	35	—
Net change in unrealized appreciation (depreciation)	$(290)	$(925)	$270	$216

For the three and six months ended June 30, 2018 and June 30, 2017, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized appreciation on all investments (1)	$3,348	$2,320	$6,024	$3,451
Unrealized depreciation on all investments (1)	(4,489)	(3,278)	(6,420)	(3,075)
Total net change in unrealized appreciation (depreciation) on all investments	$(1,141)	$(958)	$(396)	$376

Unrealized appreciation on Level 3 investments only (1)	$2,830	$1,546	$4,598	$1,768
Unrealized depreciation on Level 3 investments only (1)	(2,359)	(1,006)	(3,535)	(424)
Total net change in unrealized appreciation on Level 3 investments only	$471	$540	$1,063	$1,344
__________________

(1)	Amounts are net of any reclassification of realized gain or loss on investments.
Cash Flows for the Six Months Ended June 30, 2018 and June 30, 2017
For the six months ended June 30, 2018, net cash provided by operating activities was $22.8 million which was concentrated in the sale and paydown of investments, net of any acquisitions
For the six months ended June 30, 2017, net cash used in operating activities was $91.7 million which was concentrated in the acquisition of investments, net of sales and paydowns.
Net cash used in financing activities during the six months ended June 30, 2018 was $11.4 million, which primarily consisted of distributions of $10.5 million to shareholders.
Net cash provided by financing activities during the six months ended June 30, 2017 was $87.0 million, which primarily consisted of equity capital raise of $68.8 million, and credit facility borrowings of $24.0 million.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 13.20% increase in the value of their investment, or an annualized return of 3.56%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the six months ended June 30, 2018 and June 30, 2017, and the period from commencement to June 30, 2018. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		Six Months Ended June 30,		Since Commencement
Company	Date Operations Commenced (2)	2018	2017	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	4.49%	3.48%	13.20%	3.56%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2018, we had sixteen unfunded commitments totaling $15.7 million as compared to fifteen unfunded commitments totaling $8.1 million as of December 31, 2017. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
As of June 30, 2018 we had $37.7 million of cash (including restricted cash but excluding cash pledged as collateral in connection with our foreign currency forward contracts) on hand and approximately $25.0 million of unused borrowing capacity to cover $15.7 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	June 30, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$150,000	$—	$—	$150,000	$—
Interest on borrowings (1) (2)	26,555	7,590	15,201	3,764	—
Unused commitment fee (1)	633	253	380	—	—
Total - Financings	$177,188	$7,843	$15,581	$153,764	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$160,856	$—	$—	$160,856	$—
GCIF 2019 (3)	40,649	—	—	—	40,649
Total Liquidation of Feeder Funds' Investments	$201,505	$—	$—	$160,856	$40,649
________________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of June 30, 2018 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after June 30, 2018 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.65%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of June 30, 2018. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2040, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of June 30, 2018, GCIF 2016T owned 64.6% of our outstanding Common Shares and GCIF 2019 owned 16.3% of our outstanding Common Shares. The two initial investors accounted for the remaining 19.1% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Investments classified as Level 3 fair value	$286,973	$308,212
Total investments at fair value	$385,225	$372,434
Total assets	$426,781	$400,687
Percentage of investment portfolio classified as Level 3 fair value (1) (2)	74.5%	82.8%
Percentage of total assets classified as Level 3 fair value	67.2%	76.9%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2018 and December 31, 2017 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments as of June 30, 2018 and December 31, 2017:

	For the Six Months Ended
	June 30, 2018	December 31, 2017
Fair Value of Level 3 Investments at Period End	$286,973	$308,212
Fair Value Assuming a 5% Increase in Value	301,322	323,623

Increase in unrealized appreciation	14,349	15,411
(Increase) in management fees (1)	(125)	(308)
(Increase) in performance based incentive fee (2)	(2,870)	(3,082)
Increase in net assets resulting from operations	$11,354	$12,021

Weighted average Common Shares outstanding (basic and diluted)	29,151,096	27,524,615
Common Shares outstanding at the end of the period	29,151,096	29,151,096

Increase in earnings per Common Share	$0.39	$0.44
Increase in net asset value per Common Share	$0.39	$0.41
________________

(1)	Increase in management fee for the period ended June 30, 2018 represents only six month's worth of the change to the Master Fund's management fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
Investment Advisory Fees
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
On October 20, 2017, the Investment Advisory Agreement was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement. If the Investment Advisory Agreement is terminated, our costs may increase under any replacement investment advisory agreement that we subsequently enter into. We would also likely incur expenses in identifying and evaluating candidates to provide the services we expect to receive under any successor investment advisory agreement and administrative services agreement. Any successor investment advisory agreement would also be subject to approval by our shareholders.
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2021 and to extend the draw-down term from December 17, 2018 to December 29, 2020, among other things. As of June 30, 2018 and December 31, 2017, we had borrowed $150.0 million and $150.0 million, respectively, and such amounts are due and payable no later than December 17, 2021. See Note 7. Borrowings.

Related Party Transactions
We have entered into agreements with Guggenheim whereby we agreed to pay certain fees to, and reimburse certain expenses, of Guggenheim for investment advisory services and investment-related and administrative costs incurred on our behalf. See Note 6. Related Party Agreements and Transactions for a discussion of related party transactions, investment advisory fees and reimbursement of administrative services expenses.
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
Co-Investment Transactions
On June 28, 2016, the SEC issued an order to grant exemptive relief to the Master Fund which allows us to co-invest with certain of our affiliates in privately negotiated transactions, including investments originated and directly negotiated by CCA and Guggenheim, subject to a set of conditions and requirements. On September 22, 2017, and due to the CCA's resignation as investment advisor, we and Guggenheim filed a replacement request for SEC exemptive relief to permit co-investment with certain Guggenheim affiliates in privately negotiated transactions. On January 30, 2018, the SEC issued a second order to grant exemptive relief .
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 90.7% of our debt investments, or $339.7 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of June 30, 2018.

	Annualized	Annualized	Annualized
Basis Points (bps) Increase	Interest Income	Interest Expense	Net Increase
+50 bps	$1,573	$750	$823
+100 bps	3,179	1,500	1,679
+150 bps	4,787	2,250	2,537
+200 bps	6,397	3,000	3,397
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2018 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 3, 2018, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
As of June 30, 2018, there have been no material changes from the risk factors set forth in our annual report on
Form 10-K dated March 13, 2018.

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

Guggenheim Credit Income Fund

Date:	August 8, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ Brian S. Williams
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

10.11
Second Amended and Restated Loan Agreement, dated as of June 29, 2018, by and among Hamilton Finance LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 6, 2018.)

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