Form 10-Q
period 2018-09-30
GUGGENHEIM CREDIT INCOME FUND
filed 2018-11-07
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 2, 2018 was 29,151,096.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments at fair value (amortized cost of $372,180 and $369,530, respectively)	$372,183	$372,434
Unrealized appreciation of foreign currency forward contracts	15	—
Cash	8,035	1,294
Restricted cash	16,876	24,326
Collateral deposits for foreign currency forward contracts	460	—
Interest and dividend income receivable	2,723	2,212
Principal receivable	735	114
Receivable from related parties	26	130
Prepaid expenses and other assets	510	177
Total assets	$401,563	$400,687

Liabilities
Credit facility payable, net of financing costs	$148,386	$148,988
Unrealized depreciation on foreign currency forward contracts	283	199
Payable for investments purchased	2,399	—
Accrued management fee	584	596
Accrued performance-based incentive fee	1,826	1,334
Payable to related parties	183	168
Accrued professional services fees	360	476
Accounts payable, accrued expenses and other liabilities	411	445
Total liabilities	154,432	152,206
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$247,131	$248,481

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 29,151,096 and 29,151,096 shares issued and outstanding, respectively	$29	$29
Paid-in-capital in excess of par value	245,721	245,721
Accumulated distributions in excess of net investment income	(1,707)	(1,340)
Accumulated undistributed net realized gain	3,353	1,366
Net unrealized appreciation (depreciation)	(265)	2,705
Net assets	$247,131	$248,481
Net asset value per Common Share	$8.48	$8.52
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Interest income	$8,234	$8,331	$24,731	$21,617
Dividend income	249	—	596	—
Fee income	195	—	469	631
Total investment income	8,678	8,331	25,796	22,248
Operating Expenses
Interest expense	2,014	1,703	5,844	4,807
Management fee	1,822	1,986	5,418	5,620
Performance-based incentive fee	(123)	201	492	620
Administrative services	52	44	157	141
Custody services	24	24	82	68
Trustees fees	92	112	279	372
Professional services fees	213	229	670	765
Advisor transition costs	—	662	—	662
Other expenses	241	170	642	519
Total expenses before reimbursement of advisor transition costs	4,335	5,131	13,584	13,574
Reimbursement of advisor transition costs	—	(662)	—	(662)
Total expenses	4,335	4,469	13,584	12,912
Net investment income	4,343	3,862	12,212	9,336
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	1,517	491	4,149	3,021
Foreign currency forward contracts	1,054	(410)	1,281	(1,029)
Foreign currency transactions	77	(5)	48	(116)
Net realized gains	2,648	76	5,478	1,876
Net change in unrealized appreciation (depreciation) on:
Investments	(2,505)	1,097	(2,901)	1,473
Foreign currency forward contracts	(700)	(217)	(69)	(377)
Foreign currency translation	(35)	—	—	—
Net change in unrealized appreciation (depreciation)	(3,240)	880	(2,970)	1,096
Net realized and unrealized gains (losses)	(592)	956	2,508	2,972
Net increase in net assets resulting from operations	$3,751	$4,818	$14,720	$12,308

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.15	$0.13	$0.42	$0.35
Earnings per Common Share - basic and diluted (Note 9. Earnings Per Common Share)	$0.13	$0.16	$0.51	$0.46
Weighted average Common Shares outstanding (basic and diluted)	29,151,096	29,214,286	29,151,096	26,976,497
Distributions per Common Share	$0.19	$0.16	$0.55	$0.38
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Nine Months Ended September 30,
	2018	2017
Operations:
Net investment income	$12,212	$9,336
Net realized gains	5,478	1,876
Net change in unrealized appreciation (depreciation)	(2,970)	1,096
Net increase in net assets resulting from operations	14,720	12,308
Shareholder distributions:
Distributions from net investment income	(12,212)	(9,336)
Distributions from realized gains	(3,491)	—
Distributions in excess of net investment income	(367)	(1,056)
Net decrease in net assets from shareholder distributions	(16,070)	(10,392)
Capital share transactions:
Issuance of Common Shares	—	70,676
Repurchase of Common Shares	—	(1,291)
Net increase in net assets resulting from capital share transactions	—	69,385
Total increase (decrease) in net assets	(1,350)	71,301
Net assets at beginning of period	248,481	178,066
Net assets at end of period	$247,131	$249,367
Capital share activity:
Common Shares outstanding at the beginning of the period	29,151,096	21,016,797
Common Shares issued from subscriptions	—	8,285,299
Repurchase of Common Shares outstanding	—	(151,000)
Common Shares outstanding at the end of the period	29,151,096	29,151,096
Distributions in excess of net investment income at end of period	$(1,707)	$(1,501)
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net increase in net assets resulting from operations	$14,720	$12,308
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(160,122)	(206,464)
Paid-in-kind income	(564)	(169)
Amortization of premium/accretion on investments, net	(1,003)	(941)
Proceeds from sales of investments	35,958	51,037
Proceeds from paydowns on investments	127,229	55,061
Net realized gain on investments	(4,149)	(3,021)
Net change in unrealized (appreciation) depreciation on investments	2,901	(1,473)
Net change in unrealized depreciation on foreign currency forward contracts	69	377
Amortization of deferred financing costs	343	360
(Increase) decrease in operating assets:
Principal receivable	(621)	2,408
Deferred offering costs	—	68
Interest and dividend income receivable	(511)	(1,281)
Advisor transition costs reimbursement receivable	—	(280)
Receivable from related parties	104	—
Prepaid expenses and other assets	(333)	11
Increase (decrease) in operating liabilities:
Payable for investment purchased	2,400	3,837
Accrued management fee	(12)	128
Accrued performance-based incentive fee	492	620
Accrued advisor transition costs	—	333
Payable to related parties	15	(8)
Accrued professional services fees	(116)	101
Trustees fees payable	—	50
Accounts payable, accrued expenses and other liabilities	(66)	50
Net cash provided by (used in) operating activities	16,734	(86,888)
Financing activities
Issuance of Common Shares	—	70,676
Repurchase of Common Shares	—	(1,291)
Credit facility borrowings, net of financing costs	—	24,000
Payment of financing costs	(913)	—
Distributions paid	(16,070)	(10,392)
Net cash provided by (used in) financing activities	(16,983)	82,993
Net decrease in restricted and unrestricted cash	(249)	(3,895)
Restricted and unrestricted cash, beginning of period	25,620	26,168
Restricted and unrestricted cash, end of period	$25,371	$22,273

	Nine Months Ended September 30,
	2018	2017
Components of restricted and unrestricted cash
Cash	$8,035	$5,556
Restricted cash	16,876	16,317
Collateral deposits for foreign currency forward contracts	460	400
Total restricted and unrestricted cash	$25,371	$22,273
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,522	$4,360
Financing cost payable	$32	$—

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 146.2%
Aerospace & Defense
Advanced Integration Technology	(12)(15)	Senior Secured Loans - First Lien	L+4.75%	7.22%	4/3/2023	1,897	$1,897	$1,897	0.8%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.36%	6/12/2021	3,479	3,456	3,392	1.4%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	7.56%	9/8/2023	3,920	3,887	3,881	1.6%
Total Aerospace & Defense							9,240	9,170	3.8%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+5.25%	7.64%	11/17/2023	11,790	11,439	11,933	4.8%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.60%	8/1/2025	2,000	1,980	2,007	0.8%

Mavis Tire Express Services Corp.	(15)	Senior Secured Loans - First Lien	L+3.25%	5.42%	3/20/2025	3,173	3,159	3,168	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+3.25%	5.42%	2/28/2025	28	28	28	—%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+3.25%	N/A	2/28/2025	—	(25)	(24)	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	2/28/2025	—	—	—	—%
							3,162	3,172	1.3%

WESCO Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.64%	6/14/2024	998	988	993	0.4%
Total Automotive							17,569	18,105	7.3%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	11.25%	9/8/2021	977	952	977	0.4%

Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£2,405	2,998	3,072	1.2%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+9.50%	N/A	8/16/2024	£—	—	—	—%
							2,998	3,072	1.2%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,730	1.5%
Total Banking, Finance, Insurance & Real Estate							7,950	7,779	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£10,000	12,184	12,751	5.2%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	9.25%	7/29/2022	5,639	5,581	5,585	2.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	6.24%	6/22/2022	3,348	3,309	3,371	1.4%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	6.10%	6/29/2020	4,902	4,565	4,099	1.6%
CTI Foods		Senior Secured Loans - Second Lien	L+7.25%	9.85%	6/28/2021	5,000	4,759	2,125	0.9%
							9,324	6,224	2.5%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.74%	3/31/2023	909	902	903	0.4%

Parts Town, LLC		Senior Secured Loans - First Lien	L+4.00%	6.39%	12/9/2024	4,218	4,199	4,226	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.39%	12/8/2025	4,250	4,212	4,314	1.7%
							8,411	8,540	3.4%
Total Beverage, Food & Tobacco							39,711	37,374	15.2%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,045	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.90%	6/1/2023	619	614	614	0.2%
Great Lakes Dredge and Dock	(11)(13)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	3,640	3,690	3,740	1.5%
Total Capital Equipment							6,304	6,399	2.5%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)	Senior Secured Loans - First Lien	L+4.75%	7.00%	3/2/2023	5,702	5,636	5,729	2.3%
Total Chemicals, Plastics & Rubber							5,636	5,729	2.3%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.24%	6/26/2023	5,497	5,420	5,454	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.49%	6/26/2024	6,000	5,890	5,890	2.4%
GAL Manufacturing (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	6/24/2022	—	(41)	(41)	—%
							11,269	11,303	4.6%

Springs Window Fashions, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	6.41%	6/15/2025	2,993	2,963	3,022	1.2%
Springs Window Fashions, LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.66%	6/15/2026	3,000	2,853	2,910	1.2%
							5,816	5,932	2.4%
Total Construction & Building							17,085	17,235	7.0%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.49%	1/31/2025	3,666	3,630	3,629	1.4%
Galls LLC (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.25%	8.49%	1/31/2025	266	263	263	0.1%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.49%	1/31/2024	334	212	213	0.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Galls LLC (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	1/31/2025	—	—	—	—%
							4,105	4,105	1.6%

Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.14%	4/30/2021	4,622	4,588	4,593	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.09%	4/30/2021	897	888	891	0.4%
							5,476	5,484	2.3%
Total Consumer Goods: Non-Durable							9,581	9,589	3.9%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,136	4,120	1.7%
Total Consumer Goods: Durable							4,136	4,120	1.7%
Containers, Packaging & Glass
Bioplan USA, Inc.	(15)	Senior Secured Loans - First Lien	L+4.75%	6.99%	9/23/2021	5,307	4,927	5,068	2.1%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.84%	5/26/2023	2,952	2,928	2,908	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.84%	11/26/2023	3,000	2,962	2,985	1.2%
							5,890	5,893	2.4%
Total Containers, Packaging & Glass							10,817	10,961	4.5%
Energy: Oil & Gas
Basic Energy Services Inc	(12)(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,981	2,040	0.8%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,216	1,963	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,779	1,549	0.6%
							3,995	3,512	1.4%

Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.84%	6/14/2022	5,000	4,953	4,954	2.0%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	9.25%	9/29/2022	3,000	2,949	3,049	1.2%
Permian Production Partners	(15)	Senior Secured Loans - First Lien	L+6.00%	8.17%	5/18/2024	3,950	3,799	3,939	1.6%
Total Energy: Oil & Gas							17,677	17,494	7.0%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.37%	9/5/2024	8,000	7,921	7,962	3.2%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.99%	7/21/2023	14,375	14,223	14,233	5.8%
Alltech	(13)(15)	Subordinated Debt	E+7.75%	8.75%	7/21/2023	€601	621	690	0.3%
							14,844	14,923	6.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	5.38%	1/15/2023	3,780	3,028	3,326	1.3%
Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	7.25%	1/15/2022	470	413	458	0.2%
							3,441	3,784	1.5%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.33%	8/15/2023	12,000	11,791	11,885	4.8%
Total Healthcare & Pharmaceuticals							37,997	38,554	15.6%
Hotel, Gaming & Leisure
Boyne Resorts		Senior Secured Bonds	N/A	7.25%	5/1/2025	1,000	1,000	1,058	0.4%

Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.24%	1/23/2025	2,388	2,385	2,403	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.24%	1/23/2026	2,400	2,395	2,425	1.0%
							4,780	4,828	2.0%
Total Hotel, Gaming & Leisure							5,780	5,886	2.4%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.49%	5/17/2024	6,860	6,789	6,859	2.8%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.17%	11/18/2024	4,000	3,954	3,955	1.5%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(76)	(60)	—%
							10,667	10,754	4.3%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.24%	5/4/2022	1,985	1,965	1,932	0.8%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,955	1,909	0.8%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,930	1,793	0.7%
							5,850	5,634	2.3%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	8.74%	6/15/2024	8,217	8,166	8,100	3.3%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.50%	N/A	6/15/2023	—	(41)	(41)	—%
							8,125	8,059	3.3%
Total Media: Advertising, Printing & Publishing							24,642	24,447	9.9%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.88%	12/12/2022	1,438	1,330	1,262	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.74%	2/17/2023	11,250	10,986	11,306	4.6%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	707	720	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.84%	7/5/2022	4,392	4,344	4,326	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.84%	7/5/2022	494	494	487	0.2%
							4,838	4,813	1.9%

Welcome Break Limited	UK(10)(11)(15)	Senior Secured Loans - Second Lien	G+8.00%	8.80%	1/30/2023	£5,989	7,393	7,806	3.2%
Total Retail							25,254	25,907	10.5%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.46%	8/20/2025	4,000	3,721	3,920	1.6%

Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.50%	7.66%	8/11/2025	890	855	859	0.3%
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+5.50%	6.22%	8/11/2025	£2,060	2,560	2,598	1.1%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.50%	N/A	8/9/2024	—	(55)	(55)	—%
							3,360	3,402	1.4%

Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	6.74%	10/7/2021	4,867	4,838	4,883	2.0%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.31%	9/30/2024	5,970	5,857	5,868	2.4%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	6.89%	6/20/2024	1,526	1,511	1,511	0.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.60%	4/3/2025	1,990	1,952	1,986	0.8%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	6.24%	3/29/2025	2,494	2,482	2,498	1.0%
Park Place Technologies	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.24%	3/29/2026	2,500	2,477	2,494	1.0%
							4,959	4,992	2.0%

SLR Consulting	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	5/23/2025	1,588	1,546	1,546	0.6%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	N/A	5/23/2025	£—	(8)	—	—%
							1,538	1,546	0.6%

YAK Access, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+10.00%	12.15%	7/10/2026	5,000	4,654	4,775	1.9%
Total Services: Business							32,390	32,883	13.3%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.58%	2/28/2022	7,072	6,949	6,953	2.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Air Newco, LLC	(11)	Senior Secured Loans - First Lien	L+4.75%	6.88%	5/31/2024	2,812	2,805	2,840	1.1%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.83%	9/9/2024	3,311	3,235	3,238	1.3%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.07%	11/21/2022	5,488	5,459	5,460	2.2%
Bullhorn, Inc. (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.75%	9.07%	11/21/2022	198	197	197	0.1%
Bullhorn, Inc. (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.07%	11/21/2022	1,504	1,498	1,497	0.6%
Bullhorn, Inc. (Delayed Draw)	(9)(13)(15)	Senior Secured Loans - First Lien	N/A	N/A	11/21/2022	—	(1)	—	—%
Bullhorn, Inc. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.07%	11/21/2022	186	154	155	0.1%
							7,307	7,309	3.0%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.80%	6/2/2024	£2,300	2,920	2,949	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.24%	3/20/2025	3,000	2,974	3,034	1.2%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.88%	4/18/2025	1,931	1,893	1,912	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.98%	9/24/2026	462	453	457	0.2%
							2,346	2,369	1.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.75%	6.64%	1/22/2024	634	624	624	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.05%	1/22/2024	£528	727	677	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	117	112	—%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.06%	1/22/2024	£325	420	417	0.2%
							1,888	1,830	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.99%	8/31/2023	6,565	6,432	6,432	2.6%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.99%	8/31/2023	1,472	1,431	1,442	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(37)	(36)	—%
							7,826	7,838	3.2%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.24%	12/2/2022	966	958	966	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.24%	12/2/2022	514	511	514	0.2%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.24%	12/2/2022	186	186	186	0.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
							1,655	1,666	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	8.64%	12/20/2021	7,010	6,988	7,010	2.8%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.25%	N/A	12/20/2021	—	(41)	(27)	—%
							6,947	6,983	2.8%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.49%	1/27/2023	6,236	6,185	6,236	2.5%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.33%	1/27/2023	397	397	397	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.99%	7/27/2023	4,388	4,327	4,339	1.7%
							10,909	10,972	4.4%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	12/12/2023	5,497	5,376	5,379	2.2%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	12/12/2022	346	297	298	0.1%
							5,673	5,677	2.3%

ZPG PLC	UK(10)(11)(13)	Senior Secured Loans - Second Lien	G+7.50%	8.22%	7/23/2026	£3,080	4,034	3,978	1.6%
Total Technology							67,468	67,636	27.4%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	5.84%	7/23/2025	2,259	2,248	2,262	0.9%
Firstlight Fiber	(13)(15)	Senior Secured Loans - Second Lien	L+7.50%	9.84%	7/23/2026	2,500	2,475	2,487	1.0%
							4,723	4,749	1.9%
Total Telecommunications							4,723	4,749	1.9%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	3,975	3,901	3,458	1.4%
Total Transportation: Cargo							3,901	3,458	1.4%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.25%	2/28/2025	6,000	5,892	5,940	2.4%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.89%	8/21/2020	2,929	2,891	2,724	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	8.14%	12/19/2020	356	348	354	0.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.39%	10/18/2022	4,900	4,687	4,802	1.9%
Total Utilities: Electric							13,818	13,820	5.5%
Total Debt Investments							$361,679	$361,295	146.2%

Equity investments - 4.4%
Banking, Finance, Insurance & Real Estate

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2018 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%	N/A	193,542	$3,818	$3,870	1.5%
Total Banking, Finance, Insurance & Real Estate							3,818	3,870	1.5%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A	N/A	4,625	3,413	3,413	1.4%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A	N/A	21,224	448	231	0.1%
Total Energy: Oil & Gas							3,861	3,644	1.5%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A	N/A	1,656	166	166	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%	N/A	2,425	2,425	2,425	1.0%
PluralSight Holdings (Warrant)	(13)(15)(16)	Equity and Other	N/A	N/A	8/17/2036	23,232	—	552	0.2%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A	N/A	231	231	231	0.1%
Total Technology							2,822	3,374	1.4%
Total Equity Investments							$10,501	$10,888	4.4%

Total Investments - 150.6%							$372,180	$372,183	150.6%

September 30, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Notional Value at Settlement	Amount Transacted	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	10/10/2018	$812	$697	$—	$2	—%
JPMorgan Chase Bank	10/10/2018	31,397	24,295	—	(283)
JPMorgan Chase Bank	10/10/2018	2,588	1,977	—	10
JPMorgan Chase Bank	10/10/2018	427	325	—	3	(0.1)%
					$(268)	(0.1)%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

______________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR, or Prime based on each respective credit agreement. As of September 30, 2018, LIBO rates ranged between 2.26% for 1-month LIBOR to 2.40% for 3-month LIBOR, the 3-month EURIBOR was (0.32)%, the GBP LIBOR was 0.80% and Prime Rate was 5.25%.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2018.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of September 30, 2018, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $5,295; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $5,560; the net unrealized appreciation was $265; the aggregate cost of securities for Federal income tax purposes was $372,180.

(9)
The investment is either a delayed draw loan or a revolving credit facility whereby all or a portion of the investment commitment is undrawn as of September 30, 2018 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018, qualifying assets represented 77% of total assets.

(12)	The investment position, or a portion thereof, was unsettled as of September 30, 2018.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of September 30, 2018; (see Note 7. Borrowings).

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments or, in the case of preferred stocks, preferred dividends, with the issuance of additional identical securities . The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Lytx, Inc.	14.75%	14.75%	—%	The Portfolio Company may elect PIK up to 14.75%
McGraw-Hill Global Education Holdings	11.00%	—%	11.00%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%

(15)	Investment's value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR = Ireland
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 149.6%
Aerospace & Defense
Advanced Integration Technology	(12)(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	4/3/2023	7,541	$7,449	$7,598	3.1%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.61%	6/14/2021	3,488	3,459	3,400	1.4%

Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.16%	9/8/2023	3,950	3,913	3,920	1.6%
Tronair, Inc	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.16%	9/6/2024	4,000	3,876	3,882	1.5%
							7,789	7,802	3.1%
Total Aerospace & Defense							18,697	18,800	7.6%
Automotive
Accuride Corp.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.94%	11/10/2023	11,880	11,488	12,103	4.8%

Express Oil	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.32%	6/14/2024	2,363	2,313	2,313	0.9%
Express Oil (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.37%	6/14/2024	821	813	796	0.3%
Express Oil (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	N/A	6/14/2022	—	(27)	(27)	—%
							3,099	3,082	1.2%

Humanetics	(15)	Senior Secured Loans - First Lien	L+6.00%	7.57%	7/12/2022	8,521	8,331	8,388	3.4%
Humanetics (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	N/A	7/12/2022	—	(8)	(46)	—%
							8,323	8,342	3.4%

Mavis Tire Supply, LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.67%	11/2/2020	2,925	2,899	2,902	1.2%
Total Automotive							25,809	26,429	10.6%
Banking, Finance, Insurance & Real Estate
C-III Capital Partners	(11)(15)	Senior Secured Loans - First Lien	L+9.00%	10.56%	8/8/2021	1,233	1,195	1,233	0.5%
Total Banking, Finance, Insurance & Real Estate							1,195	1,233	0.5%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	3/14/2024	£10,000	12,154	13,169	5.3%
Amplify Snack Brands, Inc.	(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.88%	9/1/2023	948	915	953	0.4%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	8.57%	7/29/2022	5,697	5,628	5,631	2.3%
Chef's Warehouse, Inc.	(11)	Senior Secured Loans - First Lien	L+4.00%	5.57%	6/22/2022	4,027	3,966	4,052	1.6%

CTI Foods	(13)	Senior Secured Loans - First Lien	L+3.50%	5.07%	6/29/2020	1,477	1,347	1,344	0.5%
CTI Foods	(15)	Senior Secured Loans - Second Lien	L+7.25%	8.82%	6/28/2021	5,000	4,706	3,900	1.6%
							6,053	5,244	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.84%	3/31/2023	935	927	927	0.4%

Parts Town, LLC	(13)	Senior Secured Loans - First Lien	L+4.00%	5.57%	12/4/2024	4,250	4,229	4,275	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	9.57%	12/4/2025	4,250	4,208	4,271	1.7%
							8,437	8,546	3.4%

Reddy Ice		Senior Secured Loans - First Lien	L+5.50%	6.83%	5/1/2019	3,616	3,521	3,595	1.4%
Total Beverage, Food & Tobacco							41,601	42,117	16.9%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	2,050	0.8%
Endries Acquisition Holdings	(15)	Senior Secured Loans - First Lien	L+4.75%	6.15%	6/1/2023	623	618	618	0.3%
Great Lakes Dredge and Dock	(11)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	2,000	2,000	2,092	0.8%
Total Capital Equipment							4,618	4,760	1.9%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	3/31/2023	5,826	5,749	5,848	2.4%
Total Chemicals, Plastics & Rubber							5,749	5,848	2.4%
Construction & Building
Fiber Composites, LLC	(14)(15)(20)	Senior Unsecured Debt	N/A	12.50%	6/29/2022	5,472	5,351	5,471	2.2%

GAL Manufacturing	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.92%	6/26/2023	5,539	5,451	5,451	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.92%	6/26/2024	6,000	5,878	5,875	2.4%
GAL Manufacturing (Revolver)	(8)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	—%	6/26/2022	—	32	33	—%
							11,361	11,359	4.6%

Hayward Industries, Inc.	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	9.82%	7/18/2025	6,000	5,897	5,970	2.4%
SRS Distribution, Inc.		Senior Secured Loans - Second Lien	L+8.75%	10.32%	2/24/2023	6,790	6,713	7,002	2.8%
Total Construction & Building							29,322	29,802	12.0%
Consumer Goods: Non-Durable
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	4/30/2021	4,746	4,700	4,706	1.9%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.35%	4/30/2021	921	910	913	0.4%
							5,610	5,619	2.3%

Mattel, Inc.	(11)	Senior Unsecured Debt	N/A	6.75%	12/31/2025	2,000	2,000	2,027	0.8%
Total Consumer Goods: Non-Durable							7,610	7,646	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	700	700	721	0.3%
Total Consumer Goods: Durable							700	721	0.3%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.32%	9/23/2021	5,512	5,028	5,411	2.2%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.19%	5/26/2023	2,974	2,947	2,945	1.2%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.19%	11/26/2023	3,000	2,958	3,000	1.2%
							5,905	5,945	2.4%
Total Containers, Packaging & Glass							10,933	11,356	4.6%
Energy: Oil & Gas
BreitBurn Energy Partners LP	(11)(15)(16)	Senior Secured Bonds	N/A	—%	5/18/2020	3,250	3,153	3,250	1.3%

Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,209	2,081	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,769	1,702	0.7%
							3,978	3,783	1.5%

Moss Creek Resources	(13)(15)	Senior Unsecured Debt	L+8.00%	9.50%	3/29/2022	9,333	9,148	9,217	3.7%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.57%	9/29/2022	3,000	2,942	2,943	1.2%
Total Energy: Oil & Gas							19,221	19,193	7.7%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(15)	Senior Secured Loans - First Lien	L+5.00%	6.69%	4/28/2023	995	985	986	0.4%

Alltech	(13)(15)	Subordinated Debt	L+7.75%	9.32%	7/9/2023	14,376	14,204	14,210	5.7%
Alltech	(13)(15)	Subordinated Debt	L+7.75%	8.75%	7/9/2023	€601	620	713	0.3%
							14,824	14,923	6.0%

Hanger, Inc.	(11)(15)	Senior Unsecured Debt	N/A	11.50%	8/1/2019	4,000	3,957	4,150	1.7%

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	8,000	7,865	7,912	3.2%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.69%	8/15/2023	4,000	3,950	3,956	1.6%
							11,815	11,868	4.8%
Total Healthcare & Pharmaceuticals							31,581	31,927	12.9%
Hotel, Gaming & Leisure
Bay Club Company		Senior Secured Loans - First Lien	L+6.50%	8.07%	8/24/2022	7,640	7,470	7,755	3.1%
Total Hotel, Gaming & Leisure							7,470	7,755	3.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.08%	9/9/2022	6,913	6,847	6,849	2.7%
Boats Group (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+5.75%	—%	8/10/2021	—	(93)	(93)	—%
							6,754	6,756	2.7%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.50%	6/15/2024	5,626	5,626	5,536	2.2%
Trader Interactive (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.00%	—%	6/15/2023	—	(47)	(47)	—%
							5,579	5,489	2.2%
Total Media: Advertising, Printing & Publishing							12,333	12,245	4.9%
Media: Broadcasting & Subscription
ProQuest, LLC	(15)	Senior Secured Loans - Second Lien	L+9.00%	10.55%	12/15/2022	531	522	515	0.2%
Total Media: Broadcasting & Subscription							522	515	0.2%
Metals & Mining
New Day Aluminum, LLC	(14)(15)(21)	Senior Secured Bonds	N/A	10.00%	10/28/2020	23	1	23	—%
Total Metals & Mining							1	23	—%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.10%	12/12/2022	2,274	2,079	1,874	0.8%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.19%	2/17/2023	11,700	11,388	11,788	4.7%

Med Intermediate (MyEyeDr)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/14/2021	4,792	4,756	4,825	1.9%
Med Intermediate (MyEyeDr) (Delayed Draw)	(8)(15)	Senior Secured Loans - First Lien	L+6.25%	7.60%	8/16/2021	138	116	150	0.1%
Med Intermediate (MyEyeDr) (Term Loan B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	8/16/2021	1,253	1,239	1,262	0.5%
							6,111	6,237	2.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.84%	6/23/2022	4,444	4,386	4,433	1.8%
Pet Holdings ULC (Delayed Draw)	CN(8)(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.90%	6/23/2022	374	374	373	0.2%
							4,760	4,806	2.0%

Toys R Us (DIP)	(13)	Senior Secured Loans - First Lien	L+6.75%	8.32%	1/22/2019	4,000	3,990	4,017	1.6%
Welcome Break	UK(10)(11)(15)	Senior Secured Loans - Second Lien	L+8.00%	8.29%	1/26/2023	£5,989	7,382	7,985	3.2%
Total Retail							35,710	36,707	14.8%
Services: Business
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	1/30/2021	995	986	999	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.08%	2/25/2025	6,000	5,883	5,970	2.4%
Total Services: Business							6,869	6,969	2.8%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.94%	3/18/2022	740	722	735	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.94%	1/31/2023	6,000	5,562	5,708	2.2%
							6,284	6,443	2.5%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.58%	2/28/2022	7,126	6,978	7,017	2.8%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	5,531	5,497	5,497	2.2%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	196	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	(1)	(1)	—	—%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	—	(9)	(9)	—%
							5,683	5,684	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.52%	6/2/2024	£2,300	2,914	3,048	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.55%	3/20/2025	3,000	2,970	3,029	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,884	5,000	2.0%
Greenway Health, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	5.94%	2/16/2024	7,960	7,888	8,000	3.2%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	8/31/2023	6,615	6,463	6,460	2.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(43)	(43)	—%
							6,420	6,417	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.24%	12/2/2022	976	967	976	0.4%
Ministry Brands (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.25%	12/2/2022	636	632	635	0.3%
							1,599	1,611	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	12/20/2021	7,161	7,134	7,134	2.9%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(33)	—%
							7,093	7,101	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.82%	1/18/2023	4,355	4,297	4,312	1.7%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.32%	7/27/2023	4,388	4,324	4,332	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
							8,621	8,644	3.4%

PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	10.20%	6/12/2023	5,830	5,736	5,734	2.3%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(28)	(28)	—%
							5,708	5,706	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.85%	4/3/2023	5,672	5,621	5,622	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.85%	10/17/2023	6,000	5,951	5,953	2.4%
							11,572	11,575	4.7%

Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.44%	1/24/2024	5,538	5,403	5,402	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	N/A	—%	12/12/2022	—	(58)	(57)	—%
							5,345	5,345	2.2%
Total Technology							83,959	84,620	34.0%
Telecommunications
Eco-Site (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.34%	2/3/2022	12,857	12,694	12,671	5.1%
Total Telecommunications							12,694	12,671	5.1%
Utilities: Electric
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.19%	8/21/2020	2,951	2,899	2,723	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	7.44%	12/21/2020	630	612	620	0.3%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.69%	10/18/2022	4,938	4,690	4,592	1.8%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,193	2,163	2,475	1.0%
Total Utilities: Electric							10,364	10,410	4.2%
Total Debt Investments							$366,958	$371,747	149.6%

Equity investments - 0.3%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251,406	$1,885	$—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(17)	Equity and Other	N/A	N/A		21,624	456	456	0.2%
Total Energy: Oil & Gas							2,341	456	0.2%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		231	$231	$231	0.1%
Total Technology							231	231	0.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Total Equity Investments							$2,572	$687	0.3%

Total Investments - 149.9%							$369,530	$372,434	149.9%

December 31, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/10/2018	$703	€594	$—	$(10)	—%
JPMorgan Chase Bank	1/10/2018	$24,380	€18,191	$—	$(189)	(0.1)%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

______________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
As of September 30, 2018, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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

Notes to Consolidated Financial Statements (Unaudited)

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
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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
Investment Advisory Fees
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

Notes to Consolidated Financial Statements (Unaudited)

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
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The Master Fund has not elected early adoption and it is assessing the potential impact of this guidance.
Note 3. Investments
The following tables present the composition of the investment portfolio at amortized cost and fair value as of September 30, 2018 and December 31, 2017, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$237,655	$239,615	64.4%
Senior secured loans - second lien	76,444	74,848	20.1
Senior secured bonds	17,725	17,171	4.6
Senior unsecured debt	15,011	14,738	4.0
Total senior debt	$346,835	$346,372	93.1%
Subordinated debt	14,844	14,923	4.0
Equity and other	10,501	10,888	2.9
Total investments	$372,180	$372,183	100.0%

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$231,212	$234,362	62.9%
Senior secured loans - second lien	81,587	82,203	22.1
Senior secured bonds	10,738	11,044	3.0
Senior unsecured debt	28,597	29,215	7.8
Total senior debt	$352,134	$356,824	95.8%
Subordinated debt	14,824	14,923	4.0
Equity and other	2,572	687	0.2
Total investments	$369,530	$372,434	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2018 and December 31, 2017, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2018			December 31, 2017
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$70,290	$71,010	19.1%	$84,190	$84,851	22.8%
Healthcare & Pharmaceuticals	37,997	38,554	10.4	31,581	31,927	8.6
Beverage, Food & Tobacco	39,711	37,374	10.0	41,601	42,117	11.3
Services: Business	32,390	32,883	8.8	6,869	6,969	1.9
Retail	25,254	25,907	7.0	35,710	36,707	9.9
Media: Advertising, Printing & Publishing	24,642	24,447	6.6	12,333	12,245	3.3
Energy: Oil & Gas	21,538	21,138	5.7	21,562	19,649	5.3
Automotive	17,569	18,105	4.9	25,809	26,429	7.1
Construction & Building	17,085	17,235	4.6	29,322	29,802	8.0
Utilities: Electric	13,818	13,820	3.7	10,364	10,410	2.8
Banking, Finance, Insurance & Real Estate (1)	11,768	11,649	3.1	1,195	1,233	0.3
Containers, Packaging & Glass	10,817	10,961	2.9	10,933	11,356	3.0
Consumer goods: Non-durable	9,581	9,589	2.6	7,610	7,646	2.0
Aerospace & Defense	9,240	9,170	2.5	18,697	18,800	5.0
Capital Equipment	6,304	6,399	1.7	4,618	4,760	1.3
Hotel, Gaming & Leisure	5,780	5,886	1.6	7,470	7,755	2.1
Chemicals, Plastics & Rubber	5,636	5,729	1.5	5,749	5,848	1.6
Telecommunications	4,723	4,749	1.3	12,694	12,671	3.4
Consumer Goods: Durable	4,136	4,120	1.1	700	721	0.2
Transportation: Cargo	3,901	3,458	0.9	—	—	—
Media: Broadcasting & Subscription	—	—	—	522	515	0.1
Metals & Mining	—	—	—	1	23	—
Total investments	$372,180	$372,183	100.0%	$369,530	$372,434	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of September 30, 2018 and December 31, 2017.

Geographic Dispersion	September 30, 2018	December 31, 2017
United States of America	83.6%	88.9%
United Kingdom	11.6	8.2
Canada	2.3	1.3
Italy	1.5	1.6
Ireland	1.0	—
Total investments	100.0%	100.0%
Note 4. Derivative Instruments
The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund's investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.
The following tables present the Master Fund's open foreign currency forward contracts as of September 30, 2018 and December 31, 2017:

September 30, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	October 10, 2018	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	$812	$810	$2
GBP	October 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£24,295	31,397	31,680	(283)
GBP	October 10, 2018	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£1,977	2,588	2,578	10
GBP	October 10, 2018	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£325	427	424	3
Total					$35,224	$35,492	$(268)

December 31, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€594	$703	$713	$(10)
GBP	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,191	24,380	24,569	(189)
Total					$25,083	$25,282	$(199)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and nine months ended September 30, 2018 and September 30, 2017:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement Location	2018	2017	2018	2017
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$1,054	$(410)	$1,281	$(1,029)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized depreciation on foreign currency forward contracts	(700)	(217)	(69)	(377)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$354	$(627)	$1,212	$(1,406)
For derivatives traded under an International Swaps and Derivatives Association Master Agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark-to-market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Master Fund and/or the counterparty.
Cash collateral that has been pledged, if any, to cover obligations of the Master Fund and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities as collateral deposits (received) for foreign currency forward contracts. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Master Fund from a counterparty are not fully collateralized, the Master Fund bears the risk of loss from counterparty non-performance.
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of September 30, 2018:

September 30, 2018
Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
JP Morgan Chase Bank, N.A.	$15	$(283)	$268	$—
______________

(1)	Collateral paid to (by) counterparties may be more than the amount shown in the table above, as the table does not present the effects of over-collateralization, if any.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of September 30, 2018 and December 31, 2017, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$62,975	$176,640	$239,615
Senior secured loans - second lien	—	11,562	63,286	74,848
Senior secured bonds	—	17,171	—	17,171
Senior unsecured debt	—	12,829	1,909	14,738
Total senior debt	$—	$104,537	$241,835	$346,372
Subordinated debt	—	—	14,923	14,923
Equity and other	231	—	10,657	10,888
Total investments	$231	$104,537	$267,415	$372,183
Percentage	0.1%	28.1%	71.8%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(268)	$—	$(268)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,354	$197,008	$234,362
Senior secured loans - second lien	—	15,739	66,464	82,203
Senior secured bonds	—	2,771	8,273	11,044
Senior unsecured debt	—	7,902	21,313	29,215
Total senior debt	$—	$63,766	$293,058	$356,824
Subordinated debt	—	—	14,923	14,923
Equity and other	456	—	231	687
Total investments	$456	$63,766	$308,212	$372,434
Percentage	0.1%	17.1%	82.8%	100.0%

Derivative Instruments
Foreign currency forward contracts	$—	$(199)	$—	$(199)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2018 and December 31, 2017:

September 30, 2018
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$125,361	Yield analysis	Yield	8.92%	4.75% - 12.59%	Decrease
Senior secured loans - second lien	$457	Transacted value	Cost (5)	99.00	99.00	Increase
	$39,815	Yield analysis	Yield	10.59%	8.80% - 12.30%	Decrease
Senior unsecured debt	$1,909	Yield analysis	Yield	12.61%	12.61%	Decrease
Subordinated debt	$14,923	Yield analysis	Yield	10.20%	9.01% - 10.25%	Decrease
Equity and other	$2,822	Transacted value	Cost (5)	947.06	100 -1,000	Increase
	$3,870	Market Comparables	Capitalization rate	7.00%	7.00%	Increase
	$3,413	Market comparables	Cash flow multiple	5.0x	5.0x	Increase
		Market comparables	Oil production multiple (6)	32,500.00	32,500.00	Increase
		Market comparables	Oil reserve multiple (7)	7.50	7.50	Increase
	$552	Black-Scholes Model	Volatility	39.62%	39.62%	Increase
Total	$193,122
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2018 the Master Fund had investments of this nature measured at fair value totaling $74.3 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

(6)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2017
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$126,561	Transacted value	Price	100.00	100.00	Increase
		Transacted value	Cost (5)	100.00	100.00	Increase
		Yield analysis	Yield	8.75%	6.29% - 13.57%	Decrease
Senior secured loans - second lien	$42,838	Yield analysis	Yield	10.60%	9.19% - 11.76%	Decrease
Senior secured bonds	$5,023	Transacted value	Price	100.00	100.00	Increase
		Market comparables	EBITDA multiple	9.3x	9.3x	Increase
Senior unsecured debt	$17,164	Transacted value	Price	98.75	98.75	Increase
		Yield analysis	Yield	11.70%	9.94% - 12.50%	Decrease
Subordinated debt	$14,924	Yield analysis	Yield	9.72%	9.72%	Decrease
Equity and other	$231	Transacted value	Cost (5)	100.00	100.00	Increase
Total	$206,741
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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of July 1, 2018	$176,535	$73,422	$4,292	$7,480	$14,919	$10,325	$286,973
Additions (1)	22,431	452	—	—	—	159	23,042
Sales and repayments (2)	(4,737)	(9,744)	(4,335)	(6,019)	—	—	(24,835)
Net realized gains (3)	38	191	154	672	—	—	1,055
Net change in unrealized appreciation (depreciation) on investments (4)	279	(83)	(112)	(229)	(3)	173	25
Net discount accretion	137	35	1	5	7	—	185
Transfers into Level 3 (5) (6)	6,208	3,068	—	—	—	—	9,276
Transfers out Level 3 (5) (7)	(24,251)	(4,055)	—	—	—	—	(28,306)
Fair value balance as of September 30, 2018	$176,640	$63,286	$—	$1,909	$14,923	$10,657	$267,415
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2018	$266	$(1,732)	$(243)	$(62)	$(3)	$30	$(1,744)

	Nine Months Ended September 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	60,557	24,239	—	2,036	—	6,410	93,242
Sales and repayments (2)	(59,506)	(19,942)	(5,081)	(22,546)	—	—	(107,075)
Net realized gains (losses) (3)	2,342	299	445	1,823	—	(1,886)	3,023
Net change in unrealized appreciation (depreciation) on investments (4)	(223)	5	(235)	(741)	(19)	2,489	1,276
Net discount accretion	431	54	11	24	19	—	539
Restructuring	—	—	(3,413)	—	—	3,413	—
Transfers into Level 3 (5) (6)	15,770	3,068	—	—	—	—	18,838
Transfers out Level 3 (5) (7)	(39,739)	(10,901)	—	—	—	—	(50,640)
Fair value balance as of September 30, 2018	$176,640	$63,286	$—	$1,909	$14,923	$10,657	$267,415
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2018	$(518)	$(1,688)	$(626)	$(78)	$(19)	$388	$(2,541)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments in the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the quarter based on changes in the use of observable inputs utilized to perform the valuation for the quarter.

(6)	For the three and nine months ended September 30, 2018, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced by one independent pricing service.

Notes to Consolidated Financial Statements (Unaudited)

(7)	For the three and nine months ended September 30, 2018, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

	Three Months Ended September 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of July 1, 2017	$124,215	$47,717	$19,900	$16,655	$15,210	$52	$223,749
Additions (1)	11,805	14,715	—	106	18	—	26,644
Net realized gains (2)	297	17	—	—	—	—	314
Net change in unrealized appreciation (depreciation) on investments (3)	(60)	438	1,006	(40)	27	(39)	1,332
Sales or repayments (4)	(14,565)	(457)	—	—	—	—	(15,022)
Net discount accretion	150	34	3	24	6	—	217
Transfers out of Level 3 (5) (6)	68,245	1,198	—	4,150	—	—	73,593
Fair value balance as of September 30, 2017	$190,087	$63,662	$20,909	$20,895	$15,261	$13	$310,827
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2017	$141	$438	$1,006	$(40)	$27	$(39)	$1,533

	Nine Months Ended September 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$5,410	$15,142	$53	$133,200
Additions (1)	107,203	45,109	12,000	13,803	17	—	178,132
Net realized gains (2)	1,003	293	—	26	—	—	1,322
Net change in unrealized appreciation (depreciation) on investments (3)	1,291	807	964	237	83	(40)	3,342
Sales or repayments (4)	(39,002)	(8,656)	—	(2,632)	—	—	(50,290)
Net discount accretion	372	86	13	51	19	—	541
Transfers into Level 3 (5) (6)	39,307	1,273	—	4,000	—	—	44,580
Fair value balance as of September 30, 2017	$190,087	$63,662	$20,909	$20,895	$15,261	$13	$310,827
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2017	$1,400	$807	$964	$237	$83	$(40)	$3,451
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Included in net realized gains (losses) on investments in the consolidated statements of operations.

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

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
Financial Instruments Disclosed, But Not Carried At Fair Value
The carrying value of the credit facility payable approximates its fair value.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Related Party Agreements and Transactions
The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (formerly Guggenheim Credit Income Fund - I) (together, the "Feeder Funds"). The membership of the Boards of Trustees for the Master Fund, GCIF 2016T and GCIF 2019 are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of common shares in the acquisition of the Master Fund's Common Shares.
Two of the Master Fund’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. All of the Master Fund's executive officers also serve as executive officers of the Feeder Funds.
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
Management Fees: Effective September 11, 2017 and continuing after October 20, 2017, the management fee is calculated at an annual rate of 1.75% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and it is payable in arrears. Under the Prior Investment Advisory Agreement, the management fee was computed at an annual rate of 2.00% based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months.
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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2018 and September 30, 2017
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2018 and September 30, 2017:

Related Party (1)		Three Months Ended September 30,		Nine Months Ended September 30,
	Source Agreement & Description	2018	2017	2018	2017
CCA & Guggenheim	Prior Investment Advisory Agreement - management fee	$—	$1,595	$—	$5,229
Guggenheim	Investment Advisory Agreement - management fee	1,822	391	5,418	391
Guggenheim	Investment Advisory Agreement - performance-based incentive fee (2)	(51)	—	760	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	—	80	—	303
Guggenheim	Administrative Services Agreement - expense reimbursement	184	25	465	25
Guggenheim	Share on capital structuring fees and administrative agency fees	122	—	187	(315)
WPC & Guggenheim	Reimbursement of advisor transition costs	—	(662)	—	(662)
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales of the Master Fund Shares to affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of cash flows, respectively.

(2)
During the three and nine months ended September 30, 2018 Guggenheim earned an incentive fee on capital gains in the amount of $(0.1) million and $0.8 million, respectively. During the three and nine months ended September 30, 2017, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Investment Advisory Fees.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement, Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of September 30, 2018, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of September 30, 2018 the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount, and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)

Hamilton and JPM amended the Hamilton Credit Facility on June 29, 2018 to, among other things, (i) extend the term from December 17, 2019 to December 29, 2022, (ii) extend the draw-down term from December 17, 2018 to December 29, 2021, (iii) reduce the interest rate from 3-month LIBOR +2.65% per annum to 3-month LIBOR +2.50% per annum, (iv) include a revolving feature on all amounts above the minimum utilization amount, and (v) reduce the undrawn fee charged on all amounts below the facility's minimum utilization amount from 265 basis points per annum to 250 basis points per annum.
Hamilton's borrowings as of September 30, 2018 and December 31, 2017 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
September 30, 2018	$175,000	$150,000	$148,386	4.83%	12/29/22	4.2	years
December 31, 2017	$175,000	$150,000	$148,988	4.24%	12/17/19	2.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50% and 3-month LIBOR +2.65% as of September 30, 2018 and December 31, 2017, respectively ) subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

The components of the Master Fund's interest expense and other financing costs for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest expense	$1,854	$1,511	$5,312	$4,052
Unused/undrawn fees	64	69	189	395
Amortization of deferred financing costs	96	123	343	360
Total interest expense	$2,014	$1,703	$5,844	$4,807
Average borrowings	$150,000	$150,000	$150,000	$140,400

Annualized weighted average interest rate (1)	5.00%	4.12%	4.84%	4.18%
Annualized amortized financing costs	0.25%	0.32%	0.30%	0.33%
Total annualized interest cost	5.25%	4.44%	5.14%	4.51%
_________________

(1)	Calculated as the annualized amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2018 and December 31, 2017, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	September 30, 2018	December 31, 2017
Alexander Mann Solutions (Revolver) (2)	$446	$—
Boats Group (Revolver)	1,000	1,000
Bullhorn Inc. (Delayed Draw)	464	1,975
Bullhorn Inc. (Revolver)	111	269
Express Oil (Delayed Draw)	—	377
Express Oil (Revolver)	—	241
GAL Manufacturing (Revolver)	433	352
Galls LLC (Delayed Draw)	1,790	—
Galls LLC (Revolver)	266	—
Gladman Developments Ltd. (Delayed Draw) (2)	1,647	—
Humanetics (Revolver)	—	400
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Delayed Draw)	483	—
Mavis Tire Express Services Corp. (Revolver)	217	—
Med Intermediate (Delayed Draw)	—	1,493
Ministry Brands (Delayed Draw)	—	71
Onyx CenterSource (Revolver)	329	329
Pet Holdings ULC (Delayed Draw)	—	125
PluralSight Holdings (Revolver)	—	250
SLR Consulting (Delayed Draw) (2)	534	—
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	115	462
Total Unfunded Commitments	$8,549	$8,058
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the September 30, 2018 exchange rate.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e. earnings (loss) per Common Share) for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$3,751	$4,818	$14,720	$12,308
Weighted average Common Shares outstanding (basic and diluted)	29,151,096	29,214,286	29,151,096	26,976,497
Earnings per Common Share - basic and diluted (1)	$0.13	$0.16	$0.51	$0.46
______________________

(1)	Earnings per Common Share, both basic and diluted, were the same in each period because there were no Common Share equivalents outstanding during each period.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.52	$8.47
Net investment income (1)	0.42	0.35
Net realized gains (1)	0.19	0.07
Net change in unrealized appreciation (depreciation) (2)	(0.10)	0.04
Net increase resulting from operations	0.51	0.46
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.42)	(0.35)
Distributions from realized gains	(0.12)	—
Distributions in excess of net investment income	(0.01)	(0.03)
Net decrease resulting from distributions	(0.55)	(0.38)
Net asset value, end of period	$8.48	$8.55

INVESTMENT RETURNS
Total investment return (4)	6.08%	5.49%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$247,131	$249,367
Average net assets (5)	$248,764	$229,306
Common Shares outstanding, end of period	29,151,096	29,151,096
Weighted average Common Shares outstanding	29,151,096	26,976,497

Ratios-to-average net assets: (5)
Total expenses (before reimbursements and management fees waiver)	5.46%	5.92%
Effect of advisor transition costs reimbursement	—%	(0.29)%
Total expenses	5.46%	5.63%
Net investment income	4.91%	4.07%

Average outstanding borrowings (5)	$150,000	$140,400
Portfolio turnover rate (5) (6)	42%	31%
Asset coverage ratio (7)	2.65	2.66
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of September 30, 2018, the Master Fund estimates distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 11. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the nine months ended September 30, 2018 and September 30, 2017:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000
July 26	July 27	0.06861	0.06861	2,000
August 23	August 24	0.06861	0.06861	2,000
September 4, 11, 18, 25	September 26	0.01346	0.05384	1,570
			$0.55127	$16,070

For Calendar Year 2017
January 31	February 1	$0.03015	$0.03015	$691
February 28	March 1	0.03300	0.03300	803
March 28	March 29	0.03101	0.03101	806
April 28	May 1	0.03900	0.03900	1,093
May 30	May 31	0.04603	0.04603	1,299
June 29	June 30	0.03852	0.03852	1,100
July 25	July 26	0.06877	0.06877	2,000
August 29	August 30	0.04437	0.04437	1,300
September 26	September 27	0.04437	0.04437	1,300
			$0.37522	$10,392

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

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
Overview
We are a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on September 5, 2014, we are externally managed by Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain, or sell, and monitoring our portfolio on an ongoing basis. We serve as the master fund in a master/feeder fund structure in that one or more feeder funds, each a separate closed-end management investment company that has adopted our investment objectives and strategies, invests substantially all of its equity capital in our Shares. Presently, our shareholders are the two initial shareholders and two feeder funds.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of September 30, 2018 and December 31, 2017 and (ii) for the nine months ended September 30, 2018, and September 30, 2017:

	As of
	September 30, 2018	December 31, 2017
Total assets	$401,563	$400,687
Adjusted total assets (total assets net of payable for investments purchased)	$399,164	$400,687
Investments in portfolio companies, at fair value	$372,183	$372,434
Borrowings	$150,000	$150,000
Net assets	$247,131	$248,481
Net asset value per Common Share	$8.48	$8.52
Leverage ratio (borrowings/adjusted total assets)	37.6%	37.4%

	Nine Months Ended September 30,
	2018	2017
Average net assets	$248,764	$229,306
Average borrowings	$150,000	$140,400
Cost of investments purchased	$160,121	$206,464
Sales of investments	$35,958	$51,037
Principal payments	$127,229	$55,061
Net investment income	$12,212	$9,336
Net realized gains	$5,478	$1,876
Net change in unrealized appreciation (depreciation)	$(2,970)	$1,096
Net increase in net assets resulting from operations	$14,720	$12,308
Total distributions to shareholders	$16,070	$10,392
Net investment income per Common Share - basic and diluted	$0.42	$0.35
Earnings per Common Share - basic and diluted	$0.51	$0.46
Distributions per Common Share	$0.55	$0.38
Investment Activity for the Three and Nine Months ended September 30, 2018 and September 30, 2017
The following tables present our investment sourcing activity for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,
	2018		2017
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$25,469	86.5%	$24,664	75.8%
Syndicated transactions	3,984	13.5%	7,870	24.2%
Total investment activity	29,453	100.0%	32,534	100.0%
Investments sold or repaid	(42,008)		(29,993)
Net investment activity	$(12,555)		$2,541

	Nine Months Ended September 30,
	2018		2017
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$80,212	50.1%	$169,530	82.1%
Syndicated transactions	79,910	49.9%	36,934	17.9%
Total investment activity	160,122	100.0%	206,464	100.0%
Investments sold or repaid	(163,188)		(106,098)
Net investment activity	$(3,066)		$100,366
The following table present our portfolio company activity for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Portfolio companies at beginning of period	82	67	70	55
Number of added portfolio companies	5	5	34	28
Number of exited portfolio companies	(8)	(4)	(25)	(15)
Portfolio companies at period end	79	68	79	68

Number of debt investments at period end	120	96	120	96
Number of equity/other investments at period end	7	3	7	3
The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the nine months ended September 30, 2018:

	Balance as of January 1, 2018	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of September 30, 2018
Senior secured loans - first lien	$234,362	$98,460	$(95,468)	$2,261	$239,615
Senior secured loans - second lien	82,203	26,660	(32,868)	(1,147)	74,848
Senior secured bonds	11,044	15,025	(5,081)	(3,817)	17,171
Senior unsecured debt	29,215	13,987	(29,763)	1,299	14,738
Total senior debt	$356,824	$154,132	$(163,180)	$(1,404)	$346,372
Subordinated debt	14,923	—	—	—	14,923
Equity and other	687	5,989	(7)	4,219	10,888
Total	$372,434	$160,121	$(163,187)	$2,815	$372,183
_______________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
Weighted average portfolio company EBITDA (1)	$96,360			$79,833
Median portfolio company EBITDA (1)	$68,500			$63,000
Weighted average purchase price of debt investments (2)		97.4%		97.6%
Weighted average duration of debt investments (3)	0.3	years	0.5	years
Debt investments on non-accrual status as a percentage of amortized cost		—%		0.9%
Debt investments on non-accrual status as a percentage of fair value		—%		0.9%
Number of debt investments on non-accrual status	—		1

Floating interest rate debt investments:
Percent of debt portfolio (4)		91.2%		93.0%
Percent of floating rate debt investments with interest rate floors (4)		71.2%		96.8%
Weighted average interest rate floor		1.0%		1.0%
Weighted average coupon spread to base interest rate	639	bps	684	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)		8.8%		7.0%
Weighted average coupon rate		8.0%		10.1%
Weighted average years to maturity	4.7	years	3.9	years

Weighted average effective yields
Senior secured loans - first lien (5)		8.5%		8.2%
Senior secured loans - second lien (5)		10.8%		10.5%
Senior secured bonds (5)		8.7%		6.5%
Senior unsecured debt (5)		9.1%		10.7%
Subordinated debt (5)		10.2%		9.6%
Total debt investments (5)		9.1%		8.9%
Total investments (6)		9.1%		8.8%
_______________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of September 30, 2018 or December 31, 2017. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amounts, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

(5)
Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium, or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.

(6)
The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 2.26% for the 1-Month LIBOR to 2.40% for the 3-Month LIBOR on September 30, 2018. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2019	$—	—%	$11,616	3.1%
2020	8,187	2.2	13,449	3.6
2021	32,159	8.7	35,237	9.4
2022	59,915	16.2	100,258	26.7
2023	120,182	32.5	140,897	37.6
2024	78,609	21.3	51,993	13.9
2025	46,581	12.6	21,250	5.7
2026	23,992	6.5	—	—
Total	$369,625	100.0%	$374,700	100.0%
Results of Operations
Operating results for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total investment income	$8,678	$8,331	$25,796	$22,248
Total expenses	4,335	4,469	13,584	12,912
Net investment income	4,343	3,862	12,212	9,336
Net realized gains	2,648	76	5,478	1,876
Net change in unrealized appreciation (depreciation)	(3,240)	880	(2,970)	1,096
Net increase in net assets resulting from operations	$3,751	$4,818	$14,720	$12,308
Investment Income
Investment income consisted of the following components for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income on debt investments:
Cash interest	$7,732	$7,828	$23,164	$20,507
PIK interest	160	169	564	169
Net accretion/amortization of discounts/premiums	342	334	1,003	941
Total interest on debt investments	8,234	8,331	24,731	21,617
Dividend income	249	—	596	—
Fee income	195	—	469	631
Total investment income	$8,678	$8,331	$25,796	$22,248

The increase in total investment income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was driven by (i) the increase in yields due to increase in LIBO rates and (ii) increase in non-recurring fee income. For the three months ended September 30, 2018 and September 30, 2017, annualized yield on all investments at cost, calculated as total investment income over average investments at cost was 9.2% and 8.9%, respectively. For the three months ended September 30, 2018 and September 30, 2017, average investments at cost was $374.8 million and $375.5 million, respectively.
The increase in total investment income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was driven by (i) the increase in yields due to increase in LIBO rates and (ii) the growth in size of the our portfolio. For the nine months ended September 30, 2018 and September 30, 2017, annualized yield on all investments at cost, calculated as total investment income over average investments at cost was 9.2% and 8.8%, respectively. For the nine months ended September 30, 2018 and September 30, 2017, average investments at cost was $376.5 million and $337.9 million, respectively.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital structuring fees	$161	$—	$161	$315
Administrative agency fees	(39)	—	26	—
Amendment/consent fees	—	—	209	195
Bridge fee income and other	73	—	73	121
Total fee income	$195	$—	$469	$631
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets, or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed operating expenses:
Related party reimbursements
Trustees fees	92	112	279	372
Professional services fees (1)	213	229	670	765
Other expenses	241	170	642	519
Total fixed operating expenses	546	511	1,591	1,656

Variable operating expenses:
Interest expense (2)	2,014	1,703	5,844	4,807
Administrative services (3)	52	44	157	141
Management fee	1,822	1,986	5,418	5,620
Custody services	24	24	82	68
Total variable operating expenses	3,912	3,757	11,501	10,636

Performance dependent expenses:
Performance-based incentive fee (before fee waiver) (4)	(123)	201	492	620
Total performance dependent expenses	(123)	201	492	620

Total expenses	$4,335	$4,469	$13,584	$12,912
______________

(1)
Professional services fees includes the expenses for third party service providers such as internal and independent auditors, chief compliance officer, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(2)	The composition of our interest expense for the three and nine months ended September 30, 2018 and September 30, 2017, is reported in Note 7. Borrowings.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

(4)	The negative balance in this account pertains to the reversal of previously recognized incentive fee due to a decrease in cumulative gains and losses from inception through the reporting period.
The decrease in total expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily driven by (i) the changes in our performance-dependent expenses driven by an overall change in net realized and unrealized gains and (ii) the decrease in management fees due to a decrease in total assets and decrease in the management fee annual rate from 2.00% to 1.75%, offset by an increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates. For the three months ended September 30, 2018 and September 30, 2017, annualized interest cost is 5.25% and 4.44%, respectively. For the three months ended September 30, 2018 and September 30, 2017, average borrowings for the period is $150,000 and $150,000, respectively.
The increase in total expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily driven by the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates and increase in borrowings, slightly offset by the decrease in management fees due to a decrease in total assets and decrease in the management fee annual rate from 2.00% to 1.75%. For the nine months ended September 30, 2018 and September 30, 2017, annualized interest cost is 5.14% and 4.51%, respectively. For the three months ended September 30, 2018 and September 30, 2017, average borrowings for the period is $150,000 and $140,400, respectively.

Net Realized Gains (Losses)
For the three months ended September 30, 2018, we had sales and principal repayments of $42.0 million, resulting in net realized gains of $1.5 million, driven mainly by a realized gains resulting from principal repayments on investments that featured call protection provisions. For the nine months ended September 30, 2018, we had sales and principal repayments of $163.2 million, resulting in net realized gains of $4.1 million, derived mainly from principal repayments on investments that featured call protection provisions. For the three and nine months ended September 30, 2018, we had realized gains from our foreign currency forward contracts of $1.1 million and $1.3 million, respectively, primarily due the appreciation of the U.S. dollar.
For the three months ended September 30, 2017, we had sales and principal repayments of $30.0 million, resulting in net realized gains of $0.5 million. For the nine months ended September 30, 2017, we had sales and principal repayments of $106.1 million, resulting in net realized gains of $3.0 million. For the three and nine months ended September 30, 2017, we had realized losses from our foreign currency forward contracts of $0.4 million and $1.0 million primarily due the depreciation of the U.S. dollar. For the three and nine months ended September 30, 2018 and September 30, 2017, the components of total realized gains (losses) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investments	$1,517	$491	$4,149	$3,021
Foreign currency forward contracts	1,054	(410)	1,281	(1,029)
Foreign currency transactions	77	(5)	48	(116)
Net realized gains	$2,648	$76	$5,478	$1,876
Changes in Unrealized Appreciation (Depreciation)
For the three and nine months ended September 30, 2018 and September 30, 2017, the components of total net changes in unrealized appreciation and depreciation were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investments	$(2,505)	$1,097	$(2,901)	$1,473
Foreign currency forward contracts	(700)	(217)	(69)	(377)
Foreign currency translation	(35)	—	—	—
Net change in unrealized appreciation (depreciation)	$(3,240)	$880	$(2,970)	$1,096
For the three and nine months ended September 30, 2018 and September 30, 2017, the components of total net changes in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized appreciation on all investments (1)	$1,714	$1,766	$5,268	$5,217
Unrealized depreciation on all investments (1)	(4,219)	(669)	(8,169)	(3,744)
Total net change in unrealized appreciation (depreciation) on all investments	$(2,505)	$1,097	$(2,901)	$1,473

Unrealized appreciation on Level 3 investments only (1)	$1,055	$2,178	$5,703	$4,607
Unrealized depreciation on Level 3 investments only (1)	(1,030)	(846)	(4,427)	(1,265)
Total net change in unrealized appreciation on Level 3 investments only	$25	$1,332	$1,276	$3,342
______________

(1)	Amounts are net of any reclassification of realized gain or loss on investments.

Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017
For the nine months ended September 30, 2018, net cash provided by operating activities was $16.7 million which consisted of $2.5 million from sale and paydown of investments, net of any acquisitions, and $12.4 million from results of operations.
For the nine months ended September 30, 2017, net cash used in operating activities was $86.9 million which consisted of $100.5 million from acquisition of investments, net of sales and paydowns, and $7.4 million from results of operations.
For the nine months ended September 30, 2018, net cash used in financing activities was $17.0 million, which primarily consisted of distributions of $16.1 million to shareholders.
For the nine months ended September 30, 2017, net cash provided by financing activities was $83.0 million, which primarily consisted of equity capital raise of $70.7 million, and credit facility borrowings of $24.0 million reduced by distributions of $10.4 million to shareholders.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 14.92% increase in the value of their investment, or an annualized return of 3.73%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the nine months ended September 30, 2018 and September 30, 2017, and the period from commencement to September 30, 2018. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated feeder funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
	Date Operations Commenced (2)	Nine Months Ended September 30,		Since Commencement
Company		2018	2017	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	6.08%	5.49%	14.92%	3.73%
______________

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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2018, we had fifteen unfunded commitments totaling $8.5 million as compared to fifteen unfunded commitments totaling $8.1 million as of December 31, 2017. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
As of September 30, 2018 we had $24.9 million of cash (including restricted cash but excluding cash pledged as collateral in connection with our foreign currency forward contracts) on hand and approximately $25.0 million of unused borrowing capacity to cover $8.5 million in unfunded investment commitments.
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	September 30, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$150,000	$—	$—	$150,000	$—
Interest on borrowings (1) (2)	31,220	7,352	14,704	9,164	—
Unused commitment fee (1)	1,076	253	507	316	—
Total - Financings	$182,296	$7,605	$15,211	$159,480	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$159,681	$—	$—	$159,681	$—
GCIF 2019 (3)	40,352	—	—	—	40,352
Total Liquidation of Feeder Funds' Investments	$200,033	$—	$—	$159,681	$40,352
______________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of September 30, 2018 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after September 30, 2018 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of September 30, 2018. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of September 30, 2018, GCIF 2016T owned 64.6% of our outstanding Common Shares and GCIF 2019 owned 16.3% of our outstanding Common Shares. The two initial investors accounted for the remaining 19.1% of our outstanding Common Shares.

Critical Accounting Policies
Valuation of Investments
Our investments consist primarily of investments in senior and subordinated debt of private middle market U.S. companies and are presented in our consolidated financial statements at fair value. See Note 3. Investments for more information on our investments. As described more fully in Note 2. Significant Accounting Policies and Note 5. Fair Value of Financial Instruments, a valuation hierarchy based on the level of independent, objective evidence available regarding value is used to measure the fair value of our investments. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to our portfolio investments for which market quotations are not readily available, our Board of Trustees is responsible for determining in good faith the fair value of our portfolio investments in accordance with, and through the consistent application of, the valuation policy and procedures approved by our Board of Trustees, based on, among other things, the input of Guggenheim and any independent third-party valuation firms.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Investments classified as Level 3 fair value	$267,415	$308,212
Total investments at fair value	$372,183	$372,434
Total assets	$401,563	$400,687
Percentage of investment portfolio classified as Level 3 fair value (1) (2)	71.9%	82.8%
Percentage of total assets classified as Level 3 fair value	66.6%	76.9%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2018 and December 31, 2017 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Fair Value of Level 3 Investments at Period End	$267,415	$308,212
Fair Value Assuming a 5% Increase in Value	280,786	323,623

Increase in unrealized appreciation	13,371	15,411
(Increase) in management fees (1)	(175)	(308)
(Increase) in performance based incentive fee (2)	(2,674)	(3,082)
Increase in net assets resulting from operations	$10,522	$12,021

Weighted average Common Shares outstanding (basic and diluted)	29,151,096	27,524,615
Common Shares outstanding at the end of the period	29,151,096	29,151,096

Increase in earnings per Common Share	$0.36	$0.44
Increase in net asset value per Common Share	$0.36	$0.41
_______________

(1)	Increase in management fee for the period ended September 30, 2018 represents only nine month's worth of the change to the Master Fund's management fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021, among other things. As of September 30, 2018 and December 31, 2017, we had borrowed $150.0 million and $150.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.

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
Co-Investment Transactions
On June 28, 2016, the SEC issued an order to grant exemptive relief to the Master Fund which allows us to co-invest with certain of our affiliates in privately negotiated transactions, including investments originated and directly negotiated by CCA and Guggenheim, subject to a set of conditions and requirements. On September 22, 2017, and due to the CCA's resignation as investment advisor, we and Guggenheim filed a replacement request for SEC exemptive relief to permit co-investment with certain Guggenheim affiliates in privately negotiated transactions. On January 30, 2018, the SEC issued a second order to grant exemptive relief.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 91.2% of our debt investments (88.50%of our total investments), or $329.4 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of September 30, 2018.

Basis Points (bps) Increase	Annualized Interest Income Increase	Annualized Interest Expense Increase	Annualized Net Increase	Net Increase per Share
+50 bps	$1,743	$750	$993	$0.03
+100 bps	3,511	1,500	2,011	0.07
+150 bps	5,281	2,250	3,031	0.10
+200 bps	7,052	3,000	4,052	0.14
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2018 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At November 5, 2018, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
From time to time, we, our subsidiary, or Guggenheim may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims, and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings, if they arise, are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors.
As of September 30, 2018, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 13, 2018.
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

Guggenheim Credit Income Fund

Date:	November 7, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018	By:	/s/ Brian S. Williams
BRIAN S. WILLIAMS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10 as filed on November 5, 2014.

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01117) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K as filed on November 2, 2018).

14.2	Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 14.2 filed with the Registrant's Form 8-K as filed on November 2, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.