Form 10-K
period 2018-12-31
GUGGENHEIM CREDIT INCOME FUND
filed 2019-03-12
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2018, non-affiliates held 2,777,778 of the outstanding common shares with an aggregate market value of $23.7 million based on a net asset value of $8.54 per common share.
The registrant had 29,195,002 common shares outstanding as of March 7, 2019.
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
Unless otherwise noted, the terms “we,” “us,” “our,” and the “Master Fund” refer to Guggenheim Credit Income Fund. Other capitalized terms used in this Report have the same meaning as in the accompanying consolidated financial statements presented in Part II. Item 8. Consolidated Financial Statements and Supplementary Data, unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as "Guggenheim" or the "Advisor" throughout this Report.

PART I
Item 1. Business.
Overview
We are a specialty finance investment company focused on lending to middle market companies. We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and commenced our investment activities on April 2, 2015. In addition, we have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We are externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis.
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
Beginning with the taxable year ended December 31, 2015, we have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
Guggenheim Investments represents the investment management businesses of Guggenheim Partners, LLC ("Guggenheim Partners") and includes Guggenheim, an SEC-registered investment adviser. Guggenheim Partners is a privately-held, global financial services firm with over 2,400 employees and more than $265 billion in assets under management* as of December 31, 2018. It produces customized solutions for its clients, which include institutions, governments and agencies, corporations, insurance companies, investment advisors, family offices, and individual investors.
Guggenheim Investments manages $203 billion in assets across fixed income, equity, and alternatives as of December 31, 2018. Its 300+ investment professionals perform research to understand market trends and identify undervalued opportunities in areas that are often complex and underfollowed. This approach to investment management has enabled Guggenheim to deliver long-term results to its clients.
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

* Assets under management are as of December 31, 2018 and include consulting services for clients whose assets are valued at approximately $67.0 billion.

Guggenheim's compensation arrangement was approved by our Board of Trustees, consistent with the exercise of the requisite standard of care applicable to trustees under Delaware law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided, or whether we make distributions to our shareholders.
We also reimburse Guggenheim for the administrative expenses incurred pursuant to an Administrative Services Agreement. See Note 6. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services. Such costs are allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse Guggenheim for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of Guggenheim.
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
Available Information
We will supply to any shareholder, upon written request and without charge, a copy of this Report as filed with the SEC. All of our filings can also be obtained for free on the SEC’s website at www.sec.gov. For more information, please visit www.guggenheiminvestments.com/credit-income-fund.

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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Although interest rates are expected to begin to rise, the current historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base interest rate) and typically, every three months, the base interest rates are reset to then prevailing three-month LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Currently, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further information on the impact interest rate changes could have on our results of operations.
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
We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Most recently, the current federal administration has called for significant changes in U.S. trade, healthcare, individual and corporate taxation, immigration, foreign and government regulatory policies. In this regard, there is significant uncertainty with respect to legislation, regulation and government policies at the federal level, as well as at the state and local government levels. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of our Advisor. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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

•
Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Master Fund, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

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
Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt instruments secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
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
General interest rate fluctuations may have a substantial negative impact on our investments, our incentive fee, the value of our Shares, and our rate of return on invested capital. During periods of declining interest rates, borrowers or issuers may exercise their option to prepay principal earlier than scheduled. For fixed-rate securities, such payments often occur during periods of declining interest rates, forcing the Master Fund to reinvest in lower yielding securities, resulting in a possible decline in the Master Fund’s income and distributions to shareholders.

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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$374.1 million in income earning total assets at the beginning of 2019;

•	$150.0 million in senior securities outstanding at the beginning of 2019;

•	$236.2 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 5.29% for 2019 (the stated interest rate is 3 month LIBOR+2.50%).
In order to compute the “corresponding return to shareholders,” the “assumed return on our portfolio (net of expenses)” is multiplied by the total assets to obtain an assumed return to us. The interest expense is calculated as the product of the current effective interest rate and the amount of senior securities outstanding. The accrued interest expense as so calculated is then subtracted from the assumed return to us to determine the return available to shareholders. The return available to shareholders is then divided by the total amount of net assets attributable to Master Fund common shareholders to determine the “corresponding return to shareholders.” The amortization of deferred credit facility financing costs and future conditional unused commitment fees are not included in interest expense; actual interest expense may be different.

						Breakeven
Assumed return on our portfolio (net of expenses)	(10.00)%	(5.00)%	—%	5.00%	10.00%	2.12%
Corresponding return to shareholders	(19.20)%	(11.28)%	(3.36)%	4.56%	12.48%	—%
The illustrative results in the table above indicate that an assumed (5.00)% annual return on our earning assets in 2019 would hypothetically result in a (11.28)% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2019 would hypothetically result in a 4.56% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 2.12% in 2019 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2019.

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
Recent legislation may allow us to incur additional leverage.
Previously, under Section 61 of the 1940 act and as an existing non-traded BDC, we were generally not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation that has become law has modified this section of the 1940 Act and increased the amount of debt that new BDCs and certain publicly traded BDCs may incur by modifying the percentage from 200% to 150%. However, it is still uncertain as to how this modification affects existing BDCs who are not publicly traded. Currently, we are still held to an asset coverage ratio of at least 200% but clarity in this law as to how it affects existing non-traded BDCs may allow us, in the future, to incur additional indebtedness similar to certain publicly traded BDCs, and, therefore, your risk of an investment in us may increase.
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
A decision by our Advisor to securitize loans may affect the Feeder Funds in the following ways: (i) the securitization vehicle may be required to have separate financial statements, (ii) the securitized loans and/or the investment in the securitization vehicle would be included in the Master Fund's 30% "bucket" of Qualifying Assets (i.e. not a Qualified Asset), and (iii) securitization involves added fees and costs.

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
In addition, the fact that our base management fee is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage our Advisor to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our Shares.
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
Our Shares are not listed on a securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent our shareholders are able to sell their Shares under the share repurchase program, our shareholders may not be able to recover the amount of their investment in our Shares.
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
If a Liquidity Event were to be in the form of listing of the Master Fund’s shares on a national securities exchange, the price at which the shares of the Master Fund trade from time to time may be below the Master Fund’s then current Net Asset value.
One of the options that our Board of Trustees may recommend to pursue a Liquidity Event may be a listing of the Master Fund’s shares on a national securities exchange. Such a listing would require the approval of the shareholders of the Feeder Funds voting together as a single class, and, if approved, would result in the liquidation and dissolution of each feeder fund, at which point all shareholders of each feeder fund would become direct shareholders of the Master Fund. We cannot assure you that a trading market will develop for the Master Fund’s shares after the listing or, if one develops, that such trading market will be sustained. In addition, we cannot predict the prices at which the shares of the Master Fund will trade, whether at, above or below NAV. Shares of publicly traded BDCs often trade at a discount to the initial offering price due to initial front end load cost and other related offering expenses. Also, shares of publicly traded BDCs frequently trade at a discount to NAV, and the shares of the Master Fund may also be discounted in the market. This characteristic of publicly traded BDCs is separate and distinct from the risk that our NAV per share may decline and may be greater for investors expecting to sell shares after the Master Fund listing occurs. In addition, if shares of the Master Fund trade below its then current NAV, the Master Fund will generally not be able to sell additional shares of common stock to the public without, among other things, the requisite shareholder approval.
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
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes.
We may invest in certain debt instruments and equity securities through taxable subsidiaries, and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt instruments and equity securities which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest provisions, secondary market purchase of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), each taxable year we must include a portion of the OID that accrues over the life of the obligation in our taxable income, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of a loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, subject to tax currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.
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
Item 3. Legal Proceedings.
As of March 7, 2019, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Holders
In December 2014, CCA and an affiliate of Guggenheim each invested, or caused to be invested, $25.0 million in shares of the Master Fund (the "Seed Capital Investments"). The Shares issued by us to the providers of our Seed Capital Investments and the Shares issued by us in a series of Private Offerings possess identical characteristics, rights, priorities, and preferences. No Shares have been authorized for issuance under any equity compensation plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. As of March 7, 2019, we had four record holders of our Shares consisting of the two initial shareholders that provided Seed Capital Investments and two Feeder Funds.
Unregistered Sale of Equity Securities
During the year ended December 31, 2018, we sold 118,906 Shares to one of the Feeder Funds and received $1.0 million in equity capital. Our Shares were sold at a price of $8.41 per Share based on the then current net asset value. The proceeds from the sale of Shares were primarily deployed to acquire investments in portfolio companies.
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
The following table provides information concerning our repurchases of Common Shares for the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2018	—	—	—	—
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	75,000	8.48	—	—
Total	75,000		—	—
___________________

(1)	The maximum number of shares available for repurchase on December 13, 2018 was 728,777 shares.
Distributions
Distributions to our shareholders are governed by our declaration of trust and the timing and amount of our periodic distributions are determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution.
For the year ended December 31, 2018, we declared distributions totaling $0.84 per Common Share. See Note 10. Distributions for the history of distributions declared for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2018, all of the distributions that we paid to our shareholders were covered by taxable income (ordinary income and realized capital gains) for federal income tax purposes (i.e. none of the paid distributions were determined to be a return of capital). See Note 11. Taxable/Distributable Income.
Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report :

(in thousands, except per share amounts)	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations data:
Investment income	$34,759	$30,909	$12,408	$3,355	$—
Operating expenses
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	16,202	17,989	9,830	2,534	—
Investment advisory fee waiver	—	(20)	—	(872)	—
Reimbursement of advisor transition costs	—	(798)	—	—	—
Total expenses	16,202	17,171	9,830	1,662	—
Net investment income	18,557	13,738	2,578	1,693	—
Net realized and unrealized gains (losses)	(6,597)	3,970	8,330	(5,646)	—
Net increase (decrease) in net assets resulting from operations	$11,960	$17,708	$10,908	$(3,953)	$—
Per share data:
Net Asset Value per Common Share	$8.09	$8.52	$8.47	$8.00	$9.00
Net investment income per Common Share outstanding - basic and diluted	$0.64	$0.50	$0.21	$0.30	$—
Earnings (loss) per Common Share - basic and diluted	$0.41	$0.64	$0.88	$(0.71)	$—
Distributions per Common Share	$0.84	$0.59	$0.24	$0.30	$—
Other data:
Total investment return (1)	4.87%	7.80%	9.14%	(7.91)%	—
Number of portfolio companies at year end	79	70	55	32	—
Purchases of investments	$193,429	$238,763	$267,620	$102,158	$—
Investment sales and paydown activity for the year	$185,325	$148,602	$79,817	$18,449	$—
Consolidated Statements of Assets and Liabilities data:
Total assets	$394,848	$400,687	$305,432	$88,726	$50,000
Credit facility payable, net of financing costs	$148,482	$148,988	$124,505	$37,038	$—
Net assets	$236,232	$248,481	$178,066	$46,704	$50,000

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of December 31, 2018 and December 31, 2017 and (ii) for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	As of December 31,
	2018	2017
Total assets	$394,848	$400,687
Adjusted total assets (total assets net of payable for investments purchased)	$390,112	$400,687
Investments in portfolio companies, at fair value	$374,114	$372,434
Borrowings	$150,000	$150,000
Net assets	$236,232	$248,481
Net asset value per Common Share	$8.09	$8.52
Leverage ratio (borrowings/adjusted total assets)	38.5%	37.4%

	For the Year Ended December 31,
	2018	2017	2016
Average net assets	$247,249	$233,765	$101,825
Average borrowings	$150,000	$142,615	$67,000
Cost of investments purchased	$193,429	$238,763	$267,620
Sales of investments	$48,526	$56,581	$44,048
Principal payments	$136,799	$92,021	$35,769
Net investment income	$18,557	$13,738	$2,578
Net realized gains	$7,145	$3,344	$563
Net change in unrealized appreciation (depreciation)	$(13,742)	$626	$7,767
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Total distributions to shareholders	$24,572	$16,678	$3,685
Net investment income per Common Share - basic and diluted	$0.64	$0.50	$0.21
Earnings per Common Share - basic and diluted	$0.41	$0.64	$0.88
Distributions per Common Share	$0.84	$0.59	$0.24
Portfolio and Investment Activity for the Years ended December 31, 2018 and December 31, 2017
The following tables present our investment sourcing activity for the years ended December 31, 2018 and December 31, 2017:

	For the Year Ended December 31,
	2018		2017
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$99,492	51.4%	$192,871	80.8%
Syndicated transactions	93,937	48.6%	45,892	19.2%
Total investment activity	193,429	100.0%	238,763	100.0%
Investments sold or repaid	(185,325)		(148,602)
Net investment activity	$8,104		$90,161

	For the Year Ended December 31,
	2018	2017
Portfolio companies at beginning of year	70	55
Number of added portfolio companies	41	35
Number of exited portfolio companies	(32)	(20)
Portfolio companies at year end	79	70

Number of debt investments at year end	122	99
Number of equity/other investments at year end	7	3

The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the year ended December 31, 2018:

	Balance as of January 1, 2018	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of December 31, 2018
Senior secured loans - first lien	$234,362	$129,592	$(103,904)	$(1,375)	$258,675
Senior secured loans - second lien	82,203	27,564	(42,573)	(4,227)	62,967
Senior secured bonds	11,044	15,851	(6,129)	(5,076)	15,690
Senior unsecured debt	29,215	14,403	(32,412)	15,089	26,295
Total senior debt	$356,824	$187,410	$(185,018)	$4,411	$363,627
Subordinated debt	14,923	—	—	(14,923)	—
Equity and other	687	6,019	(307)	4,088	10,487
Total	$372,434	$193,429	$(185,325)	$(6,424)	$374,114
_______________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.
The following table presents selected information regarding our investment portfolio as of December 31, 2018 and December 31, 2017:

	As of December 31,
	2018		2017
Weighted average portfolio company EBITDA (1)	$93,756		$79,833
Median portfolio company EBITDA (1)	$65,400		$63,000
Weighted average purchase price of debt investments (2)	97.3%		97.6%
Weighted average duration of debt investments (3)	0.3	years	0.5	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.3%		0.9%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.1%		0.9%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	92.6%		93.0%
Percent of floating rate debt investments with interest rate floors (4)	82.2%		96.8%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	636	bps	684	bps
3-month LIBOR	281	bps	169	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	7.4%		7.0%
Weighted average coupon rate	8.0%		10.1%
Weighted average years to maturity	4.4	years	3.9	years

Weighted average effective yields
Senior secured loans - first lien (5)	8.8%		8.2%
Senior secured loans - second lien (5)	11.3%		10.5%
Senior secured bonds (5)	9.1%		6.5%
Senior unsecured debt (5)	10.2%		10.7%
Subordinated debt (5)	—%		9.6%
Total debt investments (5)	9.4%		8.9%
Equity / Other (5)	9.7%		—%
Total investments (6)	9.4%		8.8%

_______________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of December 31, 2018 or December 31, 2017. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amounts, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 2.50% for the 1 Month LIBOR to 2.88% for the 6 Month LIBOR on December 31, 2018. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2019	—	—%	11,616	3.1%
2020	8,292	2.2	13,449	3.6
2021	31,502	8.2	35,237	9.4
2022	53,009	13.9	100,258	26.7
2023	115,914	30.3	140,897	37.6
2024	100,020	26.2	51,993	13.9
2025	52,824	13.8	21,250	5.7
2026	20,765	5.4	—	—
Total	$382,326	100.0%	$374,700	100.0%

Results of Operations
Operating results for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Total investment income	$34,759	$30,909	$12,408
Total expenses	16,202	17,171	9,830
Net investment income	18,557	13,738	2,578
Net realized gains	7,145	3,344	563
Net change in unrealized appreciation (depreciation)	(13,742)	626	7,767
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Investment Income
Interest and dividend income consisted of the following components for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,			Variances
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Interest income on debt securities:
Cash interest	$31,910	$28,625	$11,450	$3,285	$17,175
PIK interest	31	288	37	(257)	251
Net accretion/amortization of discounts/premiums	1,425	1,294	683	131	611
Total interest on debt securities	33,366	30,207	12,170	3,159	18,037
PIK dividend	856	—	37	856	(37)
Total interest and dividend income	$34,222	$30,207	$12,207	$4,015	$18,000
Average Investments at cost	379,274	346,148	161,031	33,126	185,117
Average Income Generating Investments at cost (1)	$375,520	$343,816	$159,075	$31,704	$184,741
Income return (2)	9.1%	8.8%	7.7%
_________________

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The increase in interest and dividend income was driven by (i) the growth in the size of our income generating investments and (ii) an increase in the yield on our portfolio of investments. As of December 31, 2018, December 31, 2017 and December 31, 2016, yield on debt investments at cost was 9.4%, 8.9% and 8.2%, respectively. For the years ended December 31, 2018 and December 31, 2016, PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered nonrecurring income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,			Variances
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Capital structuring fees	$128	$315	$157	$(187)	$158
Administrative agency fees	36	56	—	(20)	56
Amendment fees and others	301	210	44	91	166
Commitment fees/other	72	121	—	(49)	121
Total fee income	$537	$702	$201	$(165)	$501

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets, or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,			Variances
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Fixed operating expenses:
Related party reimbursements (1)	$645	$471	$384	$174	$87
Trustees fees	383	467	367	(84)	100
Professional services fees (2)	893	976	1,065	(83)	(89)
Other expenses	232	249	453	(17)	(204)
Advisor transition costs (3)	—	798	—	(798)	798
Total fixed operating expenses	2,153	2,961	2,269	(808)	692

Variable operating expenses:
Interest expense (4)	7,885	6,535	3,354	1,350	3,181
Administrative services (5)	209	194	121	15	73
Management fee	7,195	7,396	3,473	(201)	3,923
Custody services	106	85	77	21	8
Total variable operating expenses	15,395	14,210	7,025	1,185	7,185

Performance dependent expenses:
Performance-based incentive fee (before fee waiver) (6)	(1,346)	818	536	(2,164)	282
Total performance dependent expenses	(1,346)	818	536	(2,164)	282

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$16,202	$17,989	$9,830	$(1,787)	$8,159
_________________

(1)	Related party reimbursements increased due to additional personnel servicing the Master Fund.

(2)
Professional services fees includes the expenses for third party service providers such as internal and independent auditors, chief compliance officer (during the years ended December 31, 2017 and December 31, 2016), tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)	Related parties have committed to reimburse the Master Fund for all advisor transition costs. These costs are associated with our change in investment advisors and are not a recurring cost.

(4)	The composition of our interest expense for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 is reported in Note 7. Borrowings.

(5)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

(6)	The negative balance in this account pertains to the reversal of previously recognized incentive fee due to a decrease in cumulative gains and losses from inception through the reporting period.

The decrease in total expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the reversal of previously recognized incentive fee and elimination of advisor transition costs in 2018, offset by the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates and increase in average borrowings. The increase in total expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by (i) the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates and increase in average borrowings; (ii) the increase in management fees resulting from the increase in average total assets; and (iii) incurrence of non-recurring cost related to change in investment advisor in 2017. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, total borrowing cost were 5.19%, 4.52%, and 4.92% respectively. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, average borrowings for the period were $150,000, $142,615 and $67,000, respectively.
Net Realized Gain (Loss)
For the year ended December 31, 2018, we had dispositions and principal repayments of $185.3 million, resulting in net realized gains of $4.8 million , derived mainly from principal repayments on investments that featured call protection provisions. We also had realized gains from our foreign currency forward contracts of $2.3 million primarily due the appreciation of the U.S. dollar. For the year ended December 31, 2017, we had dispositions and principal repayments of $148.6 million, resulting in net realized gains of $4.8 million. We also had realized losses from our foreign currency forward contracts of $1.3 million primarily due the depreciation of the U.S. dollar. For the year ended December 31, 2016, we had dispositions and principal repayments of $79.8 million, resulting in $0.6 million of net realized gains.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 the components of total realized gains (losses) were comprised of the following:

	For the Year Ended December 31,
	2018	2017	2016
Investments	$4,819	$4,790	$560
Foreign currency forward contracts	2,316	(1,327)	—
Foreign currency transactions	10	(119)	3
Net realized gains	$7,145	$3,344	$563
Changes in Unrealized Appreciation (Depreciation)
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Year Ended December 31,
	2018	2017	2016
Investments	$(13,574)	$817	$7,775
Foreign currency forward contracts	(185)	(191)	(8)
Foreign currency transactions	17	—	—
Net change in unrealized appreciation (depreciation)	$(13,742)	$626	$7,767

For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Year Ended December 31,
	2018	2017	2016
Unrealized appreciation on all investments (1)	$3,229	$5,096	$8,759
Unrealized depreciation on all investments (1)	(16,803)	(4,279)	(984)
Total net change in unrealized appreciation (depreciation) on all investments	$(13,574)	$817	$7,775

Unrealized appreciation on Level 3 investments only (1)	$6,236	$4,430	$1,709
Unrealized depreciation on Level 3 investments only (1)	(9,241)	(2,022)	(696)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$(3,005)	$2,408	$1,013
__________________

(1)	Amounts are net of any reclassification of realized gain or loss on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 13.61% increase in the value of their investment, or an annualized return of 3.20%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, and the period from commencement to December 31, 2018. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Year Ended December 31,			Since Commencement
Company	Date Operations Commenced (2)	2018	2017	2016	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	4.87%	7.80%	9.14%	13.61%	3.20%
___________________

(1)
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2018, we had fifteen unfunded commitments totaling $8.5 million as compared to fifteen unfunded commitments totaling $8.1 million as of December 31, 2017. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of December 31, 2018 and December 31, 2017:

	As of December 31,
	2018	2017
Cash	$2,555	$1,294
Restricted cash	7,587	24,326
Unused borrowing capacity	25,000	25,000
Principal receivable	7,701	114
Unfunded investment commitments	(8,471)	(8,058)
Payable for investments purchased	(4,736)	—
Other net working capital (1)	(2,300)	657
Total operational liquidity	$27,336	$43,333
__________________

(1)
Other net working capital is the sum of collateral deposits for foreign currency forward contracts, interest and dividend income receivable, and receivable from related party less accrued management fee, payable to related parties, distribution payable, and accounts payable, accrued expenses and other liabilities.

Capital Resources
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	December 31, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$150,000	$—	$—	$150,000	$—
Interest on borrowings (1) (2)	32,126	8,043	16,085	7,998	—
Unused commitment fee (1)	1,013	254	507	252	—
Total - Financings	$183,139	$8,297	$16,592	$158,250	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$152,409	$—	$—	$152,409	$—
GCIF 2019 (3)	38,870	—	—	—	38,870
Total Liquidation of Feeder Funds' Investments	$191,279	$—	$—	$152,409	$38,870
______________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of December 31, 2018 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after December 31, 2018 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of December 31, 2018. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of December 31, 2018, GCIF 2016T owned 64.5% of our outstanding Common Shares and GCIF 2019 owned 16.5% of our outstanding Common Shares. The two initial investors accounted for the remaining 19.0% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on December 31, 2018 and December 31, 2017:

	As of December 31,
	2018	2017
Investments classified as Level 3 fair value	$283,447	$308,212
Total investments at fair value	$374,114	$372,434
Total assets	$394,848	$400,687
Percentage of investment portfolio classified as Level 3 fair value (1) (2)	75.8%	82.8%
Percentage of total assets classified as Level 3 fair value	71.8%	76.9%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2018 and December 31, 2017 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments as of December 31, 2018 and December 31, 2017:

	As of December 31,
	2018	2017
Fair Value of Level 3 Investments at Period End	$283,447	$308,212
Fair Value Assuming a 5% Increase in Value	297,619	323,623

Increase in unrealized appreciation	14,172	15,411
(Increase) in management fees (1)	(248)	(308)
(Increase) in performance based incentive fee (2)	(2,834)	(3,082)
Increase in net assets resulting from operations	$11,090	$12,021

Weighted average Common Shares outstanding (basic and diluted)	29,163,651	27,524,615
Common Shares outstanding at the end of the period	29,195,002	29,151,096

Increase in earnings per Common Share	$0.38	$0.44
Increase in net asset value per Common Share	$0.38	$0.41
_______________

(1)	Increase in management fee for the period ended December 31, 2018 represents only 12 month's worth of the change to the Master Fund's management fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
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

In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021, among other things. As of December 31, 2018 and December 31, 2017, we had borrowed $150.0 million and $150.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 92.6% of our debt investments (90.0% of our total investments), or $336.6 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of December 31, 2018.

Basis Points (bps) Increase	Annualized Interest Income Increase	Annualized Interest Expense Increase	Annualized Net Increase	Net Increase per Share
+50 bps	$1,713	$750	$963	$0.03
+100 bps	3,438	1,500	1,938	0.07
+150 bps	5,164	2,250	2,914	0.10
+200 bps	6,892	3,000	3,892	0.13
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

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, changes in net assets and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2018, and the results of its operations, changes in its net assets and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on the Master Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Master Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Master Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY
March 12, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund:
Opinion on the Financial Statements
We have audited the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Guggenheim Credit Income Fund and its subsidiary as of December 31, 2017 and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2018

We served as the Company’s auditor from 2015 to 2017.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2018	2017
Assets
Investments at fair value (amortized cost of $384,784 and $369,530 respectively)	$374,114	$372,434
Cash	2,555	1,294
Restricted cash	7,587	24,326
Collateral deposits for foreign currency forward contracts	160	—
Interest and dividend income receivable	2,518	2,212
Principal receivable	7,701	114
Receivable from related parties	36	130
Prepaid expenses and other assets	177	177
Total assets	$394,848	$400,687

Liabilities
Credit facility payable, net of financing costs	$148,482	$148,988
Unrealized depreciation on foreign currency forward contracts	384	199
Payable for investments purchased	4,736	—
Accrued management fee	590	596
Accrued performance-based incentive fee	—	1,334
Payable to related parties	177	168
Distribution Payable	3,394	—
Accounts payable, accrued expenses and other liabilities	853	921
Total liabilities	158,616	152,206
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$236,232	$248,481

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 29,195,002 and 29,151,096 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$29	$29
Paid-in-capital in excess of par value	246,083	245,721
Accumulated distributions in excess of net investment income	(32)	(1,340)
Accumulated undistributed net realized gain	1,189	1,366
Net unrealized appreciation (depreciation)	(11,037)	2,705
Net assets	$236,232	$248,481
Net asset value per Common Share	$8.09	$8.52
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
Investment Income
Interest income	$33,366	$30,207	$12,170
Dividend income	856	—	37
Fee income	537	702	201
Total investment income	34,759	30,909	12,408
Operating Expenses
Interest expense	7,885	6,535	3,354
Management fee	7,195	7,396	3,473
Performance-based incentive fee	(1,346)	818	536
Administrative services	209	194	121
Custody services	106	85	77
Trustees fees	383	467	367
Related party reimbursements	645	471	384
Professional services fees	893	976	1,065
Advisor transition costs	—	798	—
Other expenses	232	249	453
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	16,202	17,989	9,830
Incentive fee waiver	—	(20)	—
Reimbursement of advisor transition costs	—	(798)	—
Total expenses	16,202	17,171	9,830
Net investment income	18,557	13,738	2,578
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	4,819	4,790	560
Foreign currency forward contracts	2,316	(1,327)	—
Foreign currency transactions	10	(119)	3
Net realized gains	7,145	3,344	563
Net change in unrealized appreciation (depreciation) on:
Investments	(13,574)	817	7,775
Foreign currency forward contracts	(185)	(191)	(8)
Foreign currency forward transactions	17	—	—
Net change in unrealized appreciation (depreciation)	(13,742)	626	7,767
Net realized and unrealized gains (losses)	$(6,597)	$3,970	$8,330
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.64	$0.50	$0.21
Earnings per Common Share - basic and diluted	$0.41	$0.64	$0.88
Weighted average Common Shares outstanding - basic and diluted	29,163,651	27,524,615	12,370,464
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
Operations:
Net investment income	$18,557	$13,738	$2,578
Net realized gains	7,145	3,344	563
Net change in unrealized appreciation (depreciation)	(13,742)	626	7,767
Net increase in net assets resulting from operations	11,960	17,708	10,908
Shareholder distributions:
Distributions from net investment income	(18,311)	(13,738)	(2,593)
Distributions from realized gains	(6,261)	(1,978)	(595)
Distributions in excess of net investment income	—	(962)	(497)
Net decrease in net assets from shareholder distributions	(24,572)	(16,678)	(3,685)
Capital share transactions:
Issuance of Common Shares	1,000	70,676	124,139
Repurchase of Common Shares	(637)	(1,291)	—
Net increase in net assets resulting from capital share transactions	363	69,385	124,139
Total increase (decrease) in net assets	(12,249)	70,415	131,362
Net assets at beginning of year	248,481	178,066	46,704
Net assets at end of year	$236,232	$248,481	$178,066
Capital share activity:
Common Shares outstanding at the beginning of the year	29,151,096	21,016,797	5,840,060
Common Shares issued from subscriptions	118,906	8,285,299	15,176,737
Repurchase of Common Shares outstanding	(75,000)	(151,000)	—
Common Shares outstanding at the end of the year	29,195,002	29,151,096	21,016,797
Distributions per Common Share	$0.84	$0.59	$0.24
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Operating activities
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(906)	(288)	(37)
Amortization of premium/accretion of discount, net	(1,425)	(1,294)	(683)
Proceeds from sales of investments	48,526	56,581	44,048
Proceeds from paydowns on investments	136,799	92,021	35,769
Purchase of investments	(193,429)	(238,763)	(267,620)
Net realized gain on investments	(4,819)	(4,790)	(560)
Net change in unrealized (appreciation) depreciation on investments	13,574	(817)	(7,775)
Net change in unrealized depreciation on foreign currency forward contracts	185	191	8
Amortization of deferred financing costs	439	483	460
(Increase) decrease in operating assets:
Interest and dividend income receivable	(306)	(655)	(1,027)
Principal receivable	(7,587)	2,407	(2,498)
Receivable from related parties	94	(130)	—
Prepaid expenses and other assets	—	(75)	(12)
Increase (decrease) in operating liabilities:
Payable for investments purchased	4,736	(1,093)	(3,137)
Accrued management fee	(6)	107	341
Accrued performance-based incentive fee	(1,334)	798	536
Payable to related parties	9	135	(2)
Accounts payable, accrued expenses and other liabilities	(68)	219	289
Net cash provided by (used in) operating activities	6,442	(77,255)	(190,992)
Financing activities
Issuance of Common Shares	1,000	70,676	124,139
Repurchase of Common Shares	(637)	(1,291)	—
Credit facility borrowings	—	24,000	87,000
Payment of financing costs	(945)	—	(219)
Distributions paid	(21,178)	(16,678)	(3,685)
Net cash provided by (used in) financing activities	(21,760)	76,707	207,235
Net increase (decrease) in restricted and unrestricted cash	(15,318)	(548)	16,243
Restricted and unrestricted cash, beginning of year	25,620	26,168	9,925
Restricted and unrestricted cash, end of year	$10,302	$25,620	$26,168
Reconciliation of restricted and unrestricted cash
Cash	2,555	1,294	6,593
Restricted cash	7,587	24,326	19,575
Collateral deposits for foreign currency forward contracts	160	—	—
Total restricted and unrestricted cash	$10,302	$25,620	$26,168
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$7,418	$5,928	$2,752
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 153.9%
Aerospace & Defense
Advanced Integration Technology	(15)	Senior Secured Loans - First Lien	L+4.75%	7.46%	4/3/2023	1,256	$1,256	$1,244	0.5%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.60%	6/12/2021	3,470	3,448	3,331	1.4%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	7.56%	9/8/2023	3,910	3,879	3,792	1.6%
Total Aerospace & Defense							8,583	8,367	3.5%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+5.25%	8.05%	11/17/2023	11,760	11,425	11,270	4.8%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.88%	8/1/2025	1,995	1,976	1,960	0.8%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	8.52%	11/1/2024	4,000	3,804	3,980	1.7%

Mavis Tire Express Services Corp.	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	3,165	3,151	3,063	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	76	75	73	—%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+3.25%	N/A	2/28/2025	—	(24)	(23)	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2025	—	—	(14)	—%
							3,202	3,099	1.3%

Trico Group LLC	(15)	Senior Secured Loans - First Lien	L+6.50%	9.21%	2/2/2024	5,366	5,235	5,272	2.2%
WESCO Group	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	7.06%	6/14/2024	1,260	1,244	1,246	0.5%
Total Automotive							26,886	26,827	11.3%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	10.39%	8/16/2024	£2,405	2,999	2,975	1.3%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	G+6.75%	N/A	8/16/2024	£—	(31)	(49)	—%
							2,968	2,926	1.3%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,418	1.4%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	8.53%	6/14/2021	375	367	371	0.2%
Total Banking, Finance, Insurance & Real Estate							7,335	6,715	2.9%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£10,000	12,192	12,380	5.2%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	9.53%	7/29/2022	4,800	4,754	4,757	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods	(12)	Senior Secured Loans - First Lien	L+3.50%	6.10%	6/29/2020	5,370	5,001	4,077	1.7%
CTI Foods	(18)	Senior Secured Loans - Second Lien	L+7.25%	9.85%	6/28/2021	5,000	4,774	533	0.2%
							9,775	4,610	1.9%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	907	900	896	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	844	836	833	0.4%
							1,736	1,729	0.8%

Parts Town, LLC	(15)	Senior Secured Loans - First Lien	L+4.00%	6.80%	12/9/2024	4,208	4,190	4,123	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.80%	12/8/2025	4,250	4,215	4,208	1.8%
							8,405	8,331	3.5%
Total Beverage, Food & Tobacco							36,862	31,807	13.4%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,930	0.8%
Great Lakes Dredge and Dock	(11)(13)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	1,488	1,514	1,512	0.7%
Total Capital Equipment							3,514	3,442	1.5%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	7.28%	3/2/2023	5,665	5,602	5,608	2.4%
Total Chemicals, Plastics & Rubber							5,602	5,608	2.4%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	6/26/2023	5,483	5,409	5,325	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	6/26/2024	6,000	5,894	5,847	2.5%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	N/A	6/24/2022	49	10	11	—%
							11,313	11,183	4.7%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.72%	6/15/2025	2,985	2,957	2,909	1.2%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.97%	6/15/2026	3,000	2,856	2,783	1.2%
							5,813	5,692	2.4%
Total Construction & Building							17,126	16,875	7.1%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.77%	1/31/2025	3,657	3,621	3,584	1.5%
Galls LLC (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.25%	8.62%	1/31/2025	411	407	403	0.2%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.49%	1/31/2024	274	207	208	0.1%
Galls LLC (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	1/31/2025	—	—	(14)	—%
							4,235	4,181	1.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	894	887	889	0.4%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	4,610	4,577	4,583	1.9%
							5,464	5,472	2.3%
Total Consumer Goods: Non-Durable							9,699	9,653	4.1%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,129	3,910	1.7%
Total Consumer Goods: Durable							4,129	3,910	1.7%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.27%	9/23/2021	5,294	4,944	4,994	2.1%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	7.15%	5/26/2023	3,484	3,457	3,431	1.4%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	11.15%	11/26/2023	3,000	2,962	2,978	1.3%
							6,419	6,409	2.7%
Total Containers, Packaging & Glass							11,363	11,403	4.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,982	1,709	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	10.30%	6/14/2022	4,813	4,770	4,722	2.0%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	9.53%	9/29/2022	3,000	2,951	3,000	1.3%
Permian Production Partners	(15)	Senior Secured Loans - First Lien	L+6.00%	8.51%	5/20/2024	3,900	3,756	3,822	1.6%
Total Energy: Oil & Gas							13,459	13,253	5.6%
Healthcare & Pharmaceuticals
Alegeus Technologies, LLC.	(15)	Senior Secured Loans - First Lien	L+6.25%	8.66%	9/5/2024	8,000	7,924	7,860	3.3%

Alltech	(13)(15)	Senior Unsecured Debt	L+8.25%	10.77%	7/21/2023	14,375	14,230	14,238	6.0%
Alltech	(13)(15)	Senior Unsecured Debt	E+8.25%	9.25%	7/21/2023	€601	621	682	0.3%
							14,851	14,920	6.3%

Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	5.38%	1/15/2023	4,250	3,480	3,230	1.4%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	8/15/2023	12,000	11,798	11,891	5.0%
Total Healthcare & Pharmaceuticals							38,053	37,901	16.0%
Hotel, Gaming & Leisure
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.52%	1/23/2025	2,382	2,379	2,315	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.52%	1/23/2026	2,400	2,395	2,372	1.0%
							4,774	4,687	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Hotel, Gaming & Leisure							4,774	4,687	2.0%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.77%	5/17/2024	6,480	6,413	6,419	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.50%	11/18/2024	4,000	3,956	3,922	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(69)	(57)	—%
							10,300	10,284	4.3%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.52%	5/4/2022	1,980	1,961	1,795	0.7%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,957	1,746	0.7%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,933	1,560	0.7%
							5,851	5,101	2.1%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	6/15/2024	8,196	8,147	7,919	3.4%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.50%	N/A	6/15/2023	—	(39)	(39)	—%
							8,108	7,880	3.4%
Total Media: Advertising, Printing & Publishing							24,259	23,265	9.8%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.36%	12/12/2022	1,433	1,331	1,163	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	2/17/2023	11,100	10,852	11,072	4.7%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	717	693	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	4,385	4,339	4,319	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	494	494	487	0.2%
							4,833	4,806	2.0%

Welcome Break Limited	UK(10)(11)(15)	Senior Secured Loans - Second Lien	G+8.00%	8.82%	1/30/2023	1,540	1,902	1,943	0.8%
Total Retail							19,635	19,677	8.3%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.76%	8/20/2025	3,990	3,720	3,821	1.6%

Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.97%	8/11/2025	890	844	857	0.4%
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.50%	6.23%	8/11/2025	£2,060	2,528	2,539	1.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.50%	N/A	8/9/2024	—	(53)	(52)	—%
							3,319	3,344	1.5%

Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	7.02%	10/7/2021	4,867	4,838	4,810	2.0%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.71%	9/30/2024	5,940	5,832	5,792	2.5%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	7.30%	6/20/2024	1,522	1,508	1,499	0.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.88%	4/3/2025	2,886	2,827	2,835	1.2%

Park Place Technologies	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	3/29/2025	2,699	2,688	2,675	1.1%
Park Place Technologies	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.52%	3/29/2026	3,404	3,381	3,387	1.4%
							6,069	6,062	2.5%

SLR Consulting	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	5/23/2025	1,588	1,547	1,498	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.00%	1.40%	5/23/2025	—	(8)	(29)	—%
							1,539	1,469	0.7%

YAK Access, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+10.00%	12.43%	7/10/2026	5,000	4,661	4,050	1.7%
Total Services: Business							34,313	33,682	14.3%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	11.05%	2/28/2022	7,054	6,941	6,945	2.9%
Air Newco, LLC	(11)	Senior Secured Loans - First Lien	L+4.75%	7.14%	5/31/2024	2,805	2,798	2,784	1.2%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	11.27%	9/9/2024	3,311	3,238	3,232	1.4%

Apptio, Inc.	(9)(12)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(41)	(40)	—%
Apptio, Inc.	(12)(15)	Senior Secured Loans - First Lien	L+7.25%	9.77%	12/3/2024	3,916	3,872	3,872	1.6%
							3,831	3,832	1.6%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	5,671	5,643	5,533	2.3%
Bullhorn, Inc. (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	1,501	1,494	1,464	0.6%
Bullhorn, Inc. (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	0.50%	11/21/2022	296	266	268	0.1%
							7,403	7,265	3.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+6.50%	7.41%	6/2/2024	2,638	3,335	3,296	1.4%
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+7.00%	7.00%	6/2/2024	338	426	430	0.2%
							3,761	3,726	1.6%

Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.52%	3/20/2025	3,000	2,974	2,925	1.2%
Cvent, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+3.75%	6.27%	11/29/2024	1,995	1,968	1,915	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.28%	4/28/2025	1,931	1,895	1,899	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.53%	9/24/2026	462	453	451	0.2%
							2,348	2,350	1.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.75%	7.05%	1/22/2024	634	624	622	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£528	728	660	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	117	110	—%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	420	412	0.2%
							1,889	1,804	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	6,549	6,421	6,394	2.7%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	1,468	1,429	1,433	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(34)	(34)	—%
							7,816	7,793	3.3%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	963	956	963	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	512	510	512	0.2%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	186	186	186	0.1%
							1,652	1,661	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	9.06%	12/20/2021	6,993	6,972	6,993	3.0%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.25%	N/A	12/20/2021	—	(24)	(24)	—%
							6,948	6,969	3.0%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	6,215	6,167	6,215	2.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	395	395	395	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	12.27%	7/27/2023	4,388	4,328	4,341	1.9%
							10,890	10,951	4.7%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.79%	12/12/2023	5,483	5,368	5,341	2.3%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	12/12/2022	346	299	299	0.1%
							5,667	5,640	2.4%

Wind River Systems	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/17/2019	—	(30)	(34)	—%
Wind River Systems	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.57%	6/24/2024	5,647	5,482	5,562	2.4%
							5,452	5,528	2.4%
Total Technology							75,576	75,320	32.0%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	6.02%	7/23/2025	2,253	2,242	2,240	1.0%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	10.02%	7/23/2026	2,500	2,476	2,456	1.0%
							4,718	4,696	2.0%
Total Telecommunications							4,718	4,696	2.0%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,730	4,030	1.7%
Total Transportation: Cargo							4,730	4,030	1.7%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.63%	2/28/2025	6,000	5,895	5,880	2.5%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+6.50%	9.30%	8/21/2020	2,922	2,888	2,634	1.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.80%	10/18/2022	4,888	4,687	4,668	2.0%
Total Utilities: Electric							13,470	13,182	5.6%

Utilities: Oil & Gas
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,219	1,834	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,782	1,493	0.6%
							4,001	3,327	1.4%

SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	8.03%	10/31/2025	6,000	5,823	6,000	2.5%
Total Utilities: Oil & Gas							9,824	9,327	3.9%
Total Debt Investments							$373,910	$363,627	153.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Equity investments - 4.4%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		201,713	$3,983	$4,034	1.7%
Total Banking, Finance, Insurance & Real Estate							3,983	4,034	1.7%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	3,413	3,222	1.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	162	0.1%
Total Energy: Oil & Gas							3,861	3,384	1.4%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		1,656	165	204	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,604	2,604	2,604	1.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	231	0.1%
Wolfhound Parent Inc.	(13)(15) (16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,030	3,069	1.3%
Total Equity Investments							$10,874	$10,487	4.4%

Total Investments - 158.3%							$384,784	$374,114	158.3%

December 31, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2019	£(108)	$(85)	—	$1	—%
JPMorgan Chase Bank	1/14/2019	$841	£665	—	$(7)	—%
JPMorgan Chase Bank	1/14/2019	$27,982	£22,230	—	$(373)	(0.2)%
JPMorgan Chase Bank	1/14/2019	$795	€697	—	$(5)	—%
					$(384)	(0.2)%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

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

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR, or Prime based on each respective credit agreement. As of December 31, 2018, LIBO rates ranged between 2.50% for 1-month LIBOR to 2.81% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2018.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of December 31, 2018, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.6 million ; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $12.7 million; the net unrealized appreciation was $11.1 million; the aggregate cost of securities for Federal income tax purposes was $384.8 million.

(9)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2018 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2018, qualifying assets represented 81% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of December 31, 2018.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2018; (see Note 7. Borrowings).

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

(18)
Investment was on non-accrual status as of December 31, 2018, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2018, debt investments on non-accrual status represented 1.2% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR=Ireland
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
Services: Business

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
ACA Compliance Group	(15)	Senior Secured Loans - First Lien	L+4.75%	6.32%	1/30/2021	995	986	999	0.4%
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	10.08%	2/25/2025	6,000	5,883	5,970	2.4%
Total Services: Business							6,869	6,969	2.8%
Technology
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - First Lien	L+5.50%	6.94%	3/18/2022	740	722	735	0.3%
Advanced Computer Software	UK(10)(11)	Senior Secured Loans - Second Lien	L+9.50%	10.94%	1/31/2023	6,000	5,562	5,708	2.2%
							6,284	6,443	2.5%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.58%	2/28/2022	7,126	6,978	7,017	2.8%

Bullhorn, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	5,531	5,497	5,497	2.2%
Bullhorn, Inc. (Term Loan B)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.20%	11/21/2022	196	196	196	0.1%
Bullhorn, Inc. (Delayed Draw)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	(1)	(1)	—	—%
Bullhorn, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	11/21/2022	—	(9)	(9)	—%
							5,683	5,684	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+7.00%	7.52%	6/2/2024	£2,300	2,914	3,048	1.2%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	8.55%	3/20/2025	3,000	2,970	3,029	1.2%
Epicor Software, Corp.	(15)	Senior Secured Bonds	L+8.25%	9.40%	5/21/2023	5,000	4,884	5,000	2.0%
Greenway Health, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	5.94%	2/16/2024	7,960	7,888	8,000	3.2%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	8/31/2023	6,615	6,463	6,460	2.6%
Lytx, Inc. (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	8/31/2022	—	(43)	(43)	—%
							6,420	6,417	2.6%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.24%	12/2/2022	976	967	976	0.4%
Ministry Brands (Delayed Draw)	(8)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	6.25%	12/2/2022	636	632	635	0.3%
							1,599	1,611	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	12/20/2021	7,161	7,134	7,134	2.9%
Onyx CenterSource (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+6.75%	—%	12/20/2021	—	(41)	(33)	—%
							7,093	7,101	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.82%	1/18/2023	4,355	4,297	4,312	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.32%	7/27/2023	4,388	4,324	4,332	1.7%
							8,621	8,644	3.4%

PluralSight Holdings	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	10.20%	6/12/2023	5,830	5,736	5,734	2.3%
PluralSight Holdings (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	L+8.50%	—%	6/12/2022	—	(28)	(28)	—%
							5,708	5,706	2.3%

Tritech Software Systems	(15)	Senior Secured Loans - First Lien	L+4.50%	5.85%	4/3/2023	5,672	5,621	5,622	2.3%
Tritech Software Systems	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.85%	10/17/2023	6,000	5,951	5,953	2.4%
							11,572	11,575	4.7%

Velocity Holdings US	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.44%	1/24/2024	5,538	5,403	5,402	2.2%
Velocity Holdings US (Revolver)	(8)(13)(15)(18)	Senior Secured Loans - First Lien	N/A	—%	12/12/2022	—	(58)	(57)	—%
							5,345	5,345	2.2%
Total Technology							83,959	84,620	34.0%
Telecommunications
Eco-Site (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	9.34%	2/3/2022	12,857	12,694	12,671	5.1%
Total Telecommunications							12,694	12,671	5.1%
Utilities: Electric
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.19%	8/21/2020	2,951	2,899	2,723	1.1%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+5.75%	7.44%	12/21/2020	630	612	620	0.3%
MRP Generation Holdings, LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.69%	10/18/2022	4,938	4,690	4,592	1.8%
PrimeLine Utility Services	(13)(14)(15)(22)	Senior Unsecured Debt	N/A	16.00%	6/1/2020	2,193	2,163	2,475	1.0%
Total Utilities: Electric							10,364	10,410	4.2%
Total Debt Investments							$366,958	$371,747	149.6%

Equity investments - 0.3%
Energy: Oil & Gas
BreitBurn Energy Partners LP (Preferred Equity)	(9)(11)(13)(15)(17)	Equity and Other	N/A	—%		251,406	$1,885	$—	—%
SandRidge Energy, Inc. (Common Equity)	(11)(17)	Equity and Other	N/A	N/A		21,624	456	456	0.2%
Total Energy: Oil & Gas							2,341	456	0.2%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(17)	Equity and Other	N/A	N/A		231	231	231	0.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017 (in thousands, except share data)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (19)	Fair Value	% of Net Assets
Total Technology							231	231	0.1%
Total Equity Investments							$2,572	$687	0.3%

Total Investments - 149.9%							$369,530	$372,434	149.9%

December 31, 2017 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/10/2018	$703	€594	$—	$(10)	—%
JPMorgan Chase Bank	1/10/2018	$24,380	€18,191	$—	$(189)	(0.1)%
______________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

(9)
The preferred stock investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities in the initial three year period after issuance. Since the initial investment date throungh March 2016, all dividend payments have been paid with the issuance of additional shares of preferred stock. The security issuer ceased paying PIK dividends in April 2016.

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

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

(16)
Investment was on non-accrual status as of December 31, 2017, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2017, debt investments on non-accrual status represented 0.9% and 0.9% of total investments on an amortized cost basis and fair value basis, respectively.

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

GUGGENHEIM CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective September 11, 2017. From September 11, 2017 through October 19, 2017 Guggenheim served as investment advisor pursuant to an interim investment advisory agreement between the Master Fund and Guggenheim (the "Interim Investment Advisory Agreement"). On October 20, 2017 a new investment advisory agreement between the Master Fund and Guggenheim (the "Investment Advisory Agreement") was approved by a majority of the votes cast by shareholders and it effectively replaced the Interim Investment Advisory Agreement.
As of December 31, 2018, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Certain of the Master Fund’s investments in debt securities may contain a contractual PIK interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2018, open U.S. Federal and state income tax years include the tax years ended December 31, 2015 through December 31, 2017. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 requires that when securities are purchased at a premium over their callable price that the premium be amortized over a period of time from purchase to the first call date. Historically premiums and discounts have been amortized to the maturity date of a security. The new guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Master Fund has determined that the potential impact of this guidance is insignificant and therefore, has not elected early adoption.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The Master Fund has elected to early adopt ASU No. 2018-03 as of December 31, 2018.
SEC Disclosure Update
In August 2018, the SEC released its Final Rule on Disclosure Update And Simplification (the "Final Rule") which is intended to simplify an issuer's disclosure compliance efforts by removing redundant or outdated disclosure requirements. The Master Fund has adopted applicable rules effective with the current reporting period, however, the Master Fund kept the presentation of the components of distributable earnings on the statements of assets and liabilities and the sources of distributions to shareholders on the statements of changes in net assets.

Notes to Consolidated Financial Statements

Note 3. Investments
The following tables present the composition of the investment portfolio at amortized cost and fair value as of December 31, 2018 and December 31, 2017, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$260,745	$258,675	69.2%
Senior secured loans - second lien	67,871	62,967	16.8
Senior secured bonds	17,558	15,690	4.2
Senior unsecured debt	27,736	26,295	7.0
Total senior debt	$373,910	$363,627	97.2%
Equity and other	10,874	10,487	2.8
Total investments	$384,784	$374,114	100.0%

	December 31, 2017
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$231,212	$234,362	62.9%
Senior secured loans - second lien	81,587	82,203	22.1
Senior secured bonds	10,738	11,044	3.0
Senior unsecured debt	28,597	29,215	7.8
Total senior debt	$352,134	$356,824	95.8%
Subordinated debt	14,824	14,923	4.0
Equity and other	2,572	687	0.2
Total investments	$369,530	$372,434	100.0%

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2018 and December 31, 2017, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2018			December 31, 2017
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$78,606	$78,389	21.0%	$84,190	$84,851	22.8%
Healthcare & Pharmaceuticals	38,053	37,901	10.1	31,581	31,927	8.6
Services: Business	34,313	33,682	9.0	6,869	6,969	1.9
Beverage, Food & Tobacco	36,862	31,807	8.5	41,601	42,117	11.3
Automotive	26,886	26,827	7.2	25,809	26,429	7.1
Media: Advertising, Printing & Publishing	24,259	23,265	6.2	12,333	12,245	3.3
Retail	19,635	19,677	5.3	35,710	36,707	9.9
Construction & Building	17,126	16,875	4.5	29,322	29,802	8.0
Energy: Oil & Gas	17,320	16,637	4.4	21,562	19,649	5.3
Utilities: Electric	13,470	13,182	3.5	10,364	10,410	2.8
Containers, Packaging & Glass	11,363	11,403	3.0	10,933	11,356	3.0
Banking, Finance, Insurance & Real Estate (1)	11,318	10,749	2.9	1,195	1,233	0.3
Consumer goods: Non-durable	9,699	9,653	2.6	7,610	7,646	2.0
Utilities: Oil & Gas	9,824	9,327	2.5	—	—	—
Aerospace & Defense	8,583	8,367	2.2	18,697	18,800	5.0
Chemicals, Plastics & Rubber	5,602	5,608	1.5	5,749	5,848	1.6
Telecommunications	4,718	4,696	1.3	12,694	12,671	3.4
Hotel, Gaming & Leisure	4,774	4,687	1.3	7,470	7,755	2.1
Transportation: Cargo	4,730	4,030	1.1	—	—	—
Consumer Goods: Durable	4,129	3,910	1.0	700	721	0.2
Capital Equipment	3,514	3,442	0.9	4,618	4,760	1.3
Media: Broadcasting & Subscription	—	—	—	522	515	0.1
Metals & Mining	—	—	—	1	23	—
Total investments	$384,784	$374,114	100.0%	$369,530	$372,434	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2018 and December 31, 2017.

Geographic Dispersion	December 31, 2018	December 31, 2017
United States of America	86.3%	88.9%
United Kingdom	9.0	8.2
Canada	2.3	1.3
Italy	1.5	1.6
Ireland	0.9	—
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2018 and December 31, 2017:

December 31, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£(85)	$(108)	$(109)	$1
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£665	841	848	(7)
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£22,230	27,982	28,355	(373)
EUR	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	795	800	(5)
Total					$29,510	$29,894	$(384)

December 31, 2017
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€594	$703	$713	$(10)
GBP	January 10, 2018	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,191	24,380	24,569	(189)
Total					$25,083	$25,282	$(199)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

		For the Year Ended December 31,
	Statement Location	2018	2017	2016
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$2,316	$(1,327)	$—
Net change in unrealized depreciation
Foreign currency forward contracts	Net change in unrealized depreciation on foreign currency forward contracts	(185)	(191)	$(8)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$2,131	$(1,518)	$(8)

Notes to Consolidated Financial Statements

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2018 and December 31, 2017:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2018	JP Morgan Chase Bank, N.A.	$—	$(384)	$160	$(224)
December 31, 2017	JP Morgan Chase Bank, N.A.	$—	$(199)	$—	$(199)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2018 and December 31, 2017, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$54,117	$204,558	$258,675
Senior secured loans - second lien	—	11,069	51,898	62,967
Senior secured bonds	—	15,690	—	15,690
Senior unsecured debt	—	9,629	16,666	26,295
Total senior debt	$—	$90,505	$273,122	$363,627
Equity and other	162	—	10,325	10,487
Total investments	$162	$90,505	$283,447	$374,114
Percentage	0.0%	24.2%	75.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(384)	$—	$(384)

Notes to Consolidated Financial Statements

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,354	$197,008	$234,362
Senior secured loans - second lien	—	15,739	66,464	82,203
Senior secured bonds	—	2,771	8,273	11,044
Senior unsecured debt	—	7,902	21,313	29,215
Total senior debt	$—	$63,766	$293,058	$356,824
Subordinated debt	—	—	14,923	14,923
Equity and other	456	—	231	687
Total investments	$456	$63,766	$308,212	$372,434
Percentage	0.1%	17.1%	82.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(199)	$—	$(199)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2018 and December 31, 2017:

Notes to Consolidated Financial Statements

December 31, 2018
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$122,898	Yield analysis	Yield	9.37%	2.63% - 12.72%	Decrease
	$9,790	Transaction value	Cost (5)	98.79	87.65-100.00	Increase
Senior secured loans - second lien	$34,275	Yield analysis	Yield	11.35%	9.12% - 12.58%	Decrease
Senior unsecured debt	$16,666	Yield analysis	Yield	11.50%	9.51% - 16.01%	Decrease
Equity and other	$4,034	Market Comparables	Capitalization rate	7.00%	7.00%	Increase
	$3,222	Market Comparables	Cash flow multiple	4.7x	4.7x	Increase
		Market Comparables	Oil production multiple (6)	24,740	24,740	Increase
		Market Comparables	Oil reserve multiple (7)	6.60	6.60	Increase
	$2,634	Transaction Value	Cost	988.79	15.36-1000.00	Increase
	$231	Discounted Cash Flow	Discount Rate	14.58%	14.58%	Decrease
		Discounted Cash Flow	Perpetuity Growth rate	8.00%	8.00%	Increase
		Discounted Cash Flow	EBITDA Multiple	13.0x	13.0x	Increase
	$204	Discounted Cash Flow	Discount Rate	15.05%	15.05%	Decrease
		Discounted Cash Flow	Perpetuity Growth rate	5.00%	5.00%	Increase
		Discounted Cash Flow	EBITDA Multiple	9.0x	9.0x	Increase
		Transaction value	EBITDA Multiple	13.2x	13.2x	Increase
Total	$193,954
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2018, the Master Fund had investments of this nature measured at fair value totaling $89.5 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

(6)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements

December 31, 2017
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$126,561	Transaction value	Price	100.00	100.00	Increase
		Transaction value	Cost (5)	100.00	100.00	Increase
		Yield analysis	Yield	8.75%	6.29% - 13.57%	Decrease
Senior secured loans - second lien	$42,838	Yield analysis	Yield	10.60%	9.19% - 11.76%	Decrease
Senior secured bonds	$5,023	Transaction value	Price	100.00	100.00	Increase
		Market comparables	EBITDA multiple	9.3x	9.3x	Increase
Senior unsecured debt	$17,164	Transaction value	Price	98.75	98.75	Increase
		Yield analysis	Yield	11.70%	9.94% - 12.50%	Decrease
Subordinated debt	$14,924	Yield analysis	Yield	9.72%	9.72%	Decrease
Equity and other	$231	Transaction value	Cost (5)	100.00	100.00	Increase
Total	$206,741
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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2018 and December 31, 2017:

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	90,075	25,143	—	2,036	—	6,784	124,038
Sales and repayments (2)	(63,733)	(25,661)	(5,081)	(22,546)	—	(300)	(117,321)
Net realized gains (losses) (3)	2,395	525	445	1,823	—	(1,586)	3,602
Net change in unrealized appreciation (depreciation) on investments (4)	(2,190)	(1,427)	(235)	(917)	(19)	1,783	(3,005)
Net discount accretion	610	85	11	34	19	—	759
Restructuring	—	—	(3,413)	14,923	(14,923)	3,413	—
Transfers into Level 3 (5)	28,223	3,068	—	—	—	—	31,291
Transfers out Level 3 (6)	(47,830)	(16,299)	—	—	—	—	(64,129)
Fair value balance as of December 31, 2018	$204,558	$51,898	$—	$16,666	$—	$10,325	$283,447
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2018	$(1,990)	$(1,337)	$—	$(241)	$—	$(102)	$(3,670)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments in the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(5)	For the year ended December 31, 2018, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service.

(6)	For the year ended December 31, 2018, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.

	For the Year Ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2017	$79,913	$24,750	$7,932	$5,410	$15,142	$53	$133,200
Additions (1)	129,835	49,316	12,001	13,902	—	231	205,285
Net realized gains (2)	1,309	577	1,200	26	—	—	3,112
Net change in unrealized appreciation (depreciation) on investments (3)	1,387	109	325	535	92	(40)	2,408
Sales or repayments (4)	(54,649)	(14,299)	(13,200)	(2,633)	(337)	(13)	(85,131)
Net discount accretion	540	188	15	73	26	—	842
Transfers into Level 3 (5) (6)	38,673	5,823	—	4,000	—	—	48,496
Fair value balance as of December 31, 2017	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2017	$1,567	$224	$325	$535	$92	$(40)	$2,703
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Included in net realized gains (losses) on investments in the consolidated statements of operations.

Notes to Consolidated Financial Statements

(3)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the year ended December 31, 2017, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service.
Financial Instruments Disclosed, But Not Carried At Fair Value
The carrying value of the credit facility payable approximates its fair value.
Note 6. Related Party Agreements and Transactions
The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds"). The membership of the Boards of Trustees for the Master Fund, GCIF 2016T and GCIF 2019 are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of common shares in the acquisition of the Master Fund's Common Shares.
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

Notes to Consolidated Financial Statements

There has been no change to the performance-based incentive fee as compared to the Prior Investment Advisory Agreement.
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

Notes to Consolidated Financial Statements

Summary of Related Party Transactions for the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

Related Party (1) (2)		For the Year Ended December 31,
	Source Agreement & Description	2018	2017	2016
	Related Party Expenses:
CCA & Guggenheim	Prior Investment Advisory Agreement - management fee	$—	$5,229	$3,473
Guggenheim	Investment Advisory Agreement - management fee	7,195	2,167	—
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	—	303	384
Guggenheim	Administrative Services Agreement - expense reimbursement	645	168	—
CCA & Guggenheim	O&O Agreement - organization cost reimbursements	—	—	228
CCA & Guggenheim	O&O Agreement - offering cost reimbursements	—	—	120
	Related Party Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	164	371	157
WPC & Guggenheim	Reimbursement of advisor transition costs	—	798	—
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively. For the year ended December 31, 2017, the Trustee fees disclosed in the Master Fund's consolidated statements of operations pertain to (i) regular independent trustee fees and expenses and (ii) independent trustee fees and expenses for extraordinary services in connection with advisor transition matter; extraordinary independent trustee fees and expenses are included in advisor transition costs on the consolidated statement of operations.

(2)
As of December 31, 2018, the Master Fund's accumulated unrealized depreciation exceeded its accumulated net realized capital gains and therefore, Guggenheim did not earn any performance-based incentive fee during the year. During the year ended December 31, 2017, Guggenheim contractually earned, and subsequently waived, an incentive fee on capital gains in the amount of less than $0.1 million. During the year ended December 31, 2016, none of the accrued performance-based incentive fee was payable to CCA or Guggenheim (i.e. CCA and Guggenheim did not earn any performance-based incentive fee) and therefore the recorded performance-based incentive fee is not included in the table above. See Note 2. Significant Accounting Policies - Investment Advisory Fees.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement, Interim Investment Advisory Agreement, Prior Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to CCA and Guggenheim, their directors, officers, persons associated with CCA and Guggenheim, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of December 31, 2018, management believes that the risk of incurring any losses for such indemnifications is remote.

Notes to Consolidated Financial Statements

Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of December 31, 2018, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount, and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of December 31, 2018 and December 31, 2017 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2018	$175,000	$150,000	$148,482	5.29%	12/29/22	4.0	years
December 31, 2017	$175,000	$150,000	$148,988	4.24%	12/17/19	2.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50% and 3-month LIBOR +2.65% as of December 31, 2018 and December 31, 2017, respectively) subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

The components of the Master Fund's interest expense and other financing costs for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Stated interest expense	$7,193	$5,593	$2,241
Unused/undrawn fees	253	459	653
Amortization of deferred financing costs	439	483	460
Total interest expense	$7,885	$6,535	$3,354
Average borrowings	$150,000	$142,615	$67,000

Weighted average interest rate (1)	4.90%	4.19%	4.25%
Amortized financing costs	0.29%	0.33%	0.67%
Total borrowing cost	5.19%	4.52%	4.92%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2018 and December 31, 2017, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2018	December 31, 2017
Alexander Mann Solutions (Revolver) (2)	$446	$—
Apptio, Inc. (Revolver)	326	—
Boats Group (Revolver)	1,000	1,000
Bullhorn Inc. (Delayed Draw)	—	1,975
Bullhorn Inc. (Revolver)	—	269
Express Oil (Delayed Draw)	—	377
Express Oil (Revolver)	—	241
GAL Manufacturing (Revolver)	384	352
Galls LLC (Delayed Draw)	1,644	—
Galls LLC (Revolver)	326	—
Gladman Developments Ltd. (Delayed Draw) (2)	1,648	—
Humanetics (Revolver)	—	400
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Delayed Draw)	435	—
Mavis Tire Express Services Corp. (Revolver)	217	—
Med Intermediate (Delayed Draw)	—	1,493
Ministry Brands (Delayed Draw)	—	71
Onyx CenterSource (Revolver)	329	329
Pet Holdings ULC (Delayed Draw)	—	125
PluralSight Holdings (Revolver)	—	250
SLR Consulting (Delayed Draw) (2)	534	—
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	115	462
Wind River Systems (Bridge Loan)	353	—
Total Unfunded Commitments	$8,471	$8,058
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the December 31, 2018 exchange rate.
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

Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015:

	For the Year Ended December 31,
	2018	2017	2016	2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$8.52	$8.47	$8.00	$9.00
Net investment income (1)	0.64	0.50	0.21	0.30
Net realized gains (1)	0.24	0.12	0.05	0.01
Net change in unrealized appreciation (depreciation) (2)	(0.47)	0.02	0.45	(1.01)
Net increase resulting from operations	0.41	0.64	0.71	(0.70)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.63)	(0.49)	(0.17)	(0.30)
Distributions from realized gains	(0.21)	(0.07)	(0.04)	—
Distributions in excess of net investment income	—	(0.03)	(0.03)	—
Net decrease resulting from distributions	(0.84)	(0.59)	(0.24)	(0.30)
Net asset value, end of year	$8.09	$8.52	$8.47	$8.00

INVESTMENT RETURNS
Total investment return (4)	4.87%	7.80%	9.14%	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$236,232	$248,481	$178,066	$46,704
Average net assets (5)	$247,249	$233,765	$101,825	$49,119
Common Shares outstanding, end of period	29,195,002	29,151,096	21,016,797	5,840,060
Weighted average Common Shares outstanding	29,163,651	27,524,615	12,370,464	5,571,531

Ratios-to-average net assets: (5)
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	6.55%	7.70%	9.65%	5.16%
Effect of incentive fee waiver and reimbursement of advisor transition costs	—%	(0.35)%	—%	(1.78)%
Total expenses	6.55%	7.35%	9.65%	3.38%
Net investment income	7.51%	5.88%	2.53%	3.45%

Average outstanding borrowings (5)	$150,000	$142,615	$67,000	$16,385
Portfolio turnover rate (5) (6)	49%	43%	51%	39%
Asset coverage ratio (7)	2.57	2.66	2.41	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

Notes to Consolidated Financial Statements

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2018, the Master Fund estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)
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

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000
July 26	July 27	0.06861	0.06861	2,000
August 23	August 24	0.06861	0.06861	2,000
September 4, 11, 18, 25	September 26	0.01346	0.05384	1,570
October 2, 9, 16, 23, 30	October 31	0.01346	0.06730	1,962
November 6, 13, 20, 27	November 28	0.01346	0.05384	1,573
December 3, 10, 17, 24	December 26	0.01346	0.05384	1,573
December 28	January 9, 2019	0.10276	0.10276	3,000
December 31	January 30, 2019	0.01346	0.01346	394
			$0.84247	$24,572

Notes to Consolidated Financial Statements

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2017
January 31	February 1	$0.03015	$0.03015	$691
February 28	March 1	0.03300	0.03300	803
March 28	March 29	0.03101	0.03101	806
April 28	May 1	0.03900	0.03900	1,093
May 30	May 31	0.04603	0.04603	1,299
June 29	June 30	0.03852	0.03852	1,100
July 25	July 27	0.06877	0.06877	2,000
August 29	August 30	0.04437	0.04437	1,300
September 26	September 27	0.04437	0.04437	1,300
October 30	October 31	0.07500	0.07500	2,186
November 27	November 28	0.05489	0.05489	1,600
December 21	December 22	0.08576	0.08576	2,500
			$0.59087	$16,678

For Calendar Year 2016
March 28	March 29	$0.04626	$0.04626	$350
August 30	August 31	0.05000	0.05000	756
September 27	September 28	0.12074	0.12074	2,000
December 27	December 28	0.02777	0.02777	579
			$0.24477	$3,685
For income tax purposes, the Master Fund estimates that its 2018 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 11. Taxable/Distributable Income).
Note 11. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to differing treatments of income and gains on various investment securities held by the Master Fund and expenses incurred by the Master Fund. Permanent book-to-tax basis differences result in reclassifications to paid-in capital in excess of par value and accumulated distributions in excess of net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Master Fund made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	2018	2017	2016
Paid in capital in excess of par value	$(1)	$(67)	$(52)
Undistributed net investment income	1,062	67	52
Accumulated realized gains	(1,061)	—	—
Total	$—	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
	2018	2017	2016
Net increase in net assets resulting from operations	$11,960	$17,708	$10,908
Net change in unrealized (appreciation) depreciation	13,742	(626)	(7,767)
Unearned performance-based incentive fee on unrealized gains (losses)	(1,346)	798	536
Offering expense	—	68	52
Other book-tax difference	48	(199)	168
Total taxable income and gains available for distributions	$24,404	$17,749	$3,897
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2017 and December 31, 2016 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2018. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016 was as follows:

	For the Year Ended December 31,
Distributions Attributable To:	2018	2017	2016
Ordinary income (including short-term capital gains)	$21,113	$16,321	$3,685
Long-term capital gains	3,459	357	—
Total distributions	$24,572	$16,678	$3,685
Distributions as a percentage of taxable income and gains available for distributions (1)	100.7%	94.0%	94.6%
_____________________

(1)	The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.
As of December 31, 2018 and December 31, 2017, the components of tax basis accumulated earnings (loss) were as follows:

	2018	2017
Undistributed ordinary income, net	$508	$—
Undistributed capital gains	681	1,366
Unrealized gain (loss)	(11,037)	2,904
Other temporary adjustments	(32)	(1,539)
Total accumulated earnings (loss), net	$(9,880)	$2,731

Notes to Consolidated Financial Statements

Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are presented below:

	As of and for the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$8,963	$8,678	$8,853	$8,265
Net investment income	6,345	4,343	4,476	3,393
Net realized and unrealized gains (losses)	(9,105)	(592)	(28)	3,128
Net increase (decrease) in net assets resulting from operations	(2,760)	3,751	4,448	6,521
Net assets	236,232	247,131	248,950	249,901
Total investment income per Common Share - basic and diluted	0.31	0.30	0.30	0.28
Net investment income per Common Share - basic and diluted	0.22	0.15	0.15	0.12
Earnings (Loss) per Common Share - basic and diluted	(0.09)	0.13	0.15	0.22
Net asset value per Common Share at end of quarter	8.09	8.48	8.54	8.57

	As of and for the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,661	$8,331	$7,745	$6,172
Net investment income	4,402	3,862	3,555	1,919
Net realized and unrealized gains (losses)	998	956	(256)	2,272
Net increase in net assets resulting from operations	5,400	4,818	3,299	4,191
Net assets	248,481	249,367	248,564	236,398
Total investment income per Common Share - basic and diluted	0.30	0.29	0.28	0.26
Net investment income per Common Share - basic and diluted	0.15	0.13	0.13	0.08
Earnings per Common Share - basic and diluted	0.19	0.16	0.12	0.18
Net asset value per Common Share at end of quarter	8.52	8.55	8.55	8.55

	As of and for the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$5,033	$3,707	$1,977	$1,691
Net investment income	1,194	1,083	73	228
Net realized and unrealized gains (losses)	2,465	4,598	1,720	(453)
Net increase (decrease) in net assets resulting from operations	3,659	5,681	1,793	(225)
Net assets	178,066	139,716	98,179	59,739
Total investment income per Common Share - basic and diluted	0.27	0.26	0.20	0.26
Net investment income per Common Share - basic and diluted	0.06	0.08	0.01	0.04
Earnings (loss) per Common Share - basic and diluted	0.19	0.40	0.18	(0.04)
Net asset value per Common Share at end of quarter	8.47	8.31	8.08	7.90
Note 13. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no and have not been any disagreements between the Master Fund and its independent accountant on any matter of accounting principles, practices, or financial statement disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2018 at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2018, our internal control over financial reporting is effective based on those criteria.
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

Item 9B. Other Information.
On March 11, 2019, the Board of Trustees appointed Amy J. Lee as Chief Legal Officer of the Master Fund effective as of March 11, 2019. Ms. Lee, age 57, serves as Secretary of the Master Fund and the Feeder Funds, Senior Managing Director of Guggenheim Partners, LLC and has been with Guggenheim Partners, LLC since 2012.
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
Mr. Bloom was selected as one of our two Interested Trustees because of his extensive knowledge of corporate credit investing activities and the Master Fund's business and operations.  Additionally, his experience as Head of Research and an Investment Committee Member at Guggenheim Partners is particularly relevant to his trusteeship, and which we believe provides us with exceptional experience and leadership.
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

Mr. Gundersen was selected as one of our two Interested Trustees because of his extensive and broad based experience in corporate credit, including his roles as a Portfolio Manager and Investment Committee Member at Guggenheim Partners.  Equally significant is his industry-specific knowledge and leadership experience at Guggenheim Partners, which we believe are key qualifications for providing tactical and strategic advice and leadership to us.
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
Peter E. Roth serves as an Independent Trustee, a member of the Nominating and Governance Committee and the Independent Trustees Committee, and as Chairman of the Audit Committee. Since 2017, Mr. Roth is the Managing Partner of Rothpoint Group llc, a financial services consulting firm. From 2012 to 2018, Mr. Roth was the Managing Partner of JP Charter Oak Advisors llc, an investment and advisory firm that was focused on financial services industry. From 2006 to 2012, he served as Chief Executive Officer of KBW Asset Management, Inc. (“KBWAM”), a wholly owned subsidiary of KBW, Inc. While at KBWAM, Mr. Roth oversaw the management of several alternative investment funds and was Managing Director and a member of the Investment Committee of KBW Capital Partners GP LLC. During the same period, he also served as a Financial Agent to the U.S. Department of the Treasury on its Capital Purchase Program and the Automotive Industry Finance Program. From 2003 to 2006, he served as the Head of Insurance Investment Banking for Keefe, Bruyette & Woods, Inc. and, from 1990 to 2003, as Head of U.S. Investment Banking for Fox-Pitt, Kelton Inc. (a division of Swiss Re since 1999).
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

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Feeder Funds’ Board of Trustees where they have overall responsibility for overseeing each of the Feeder Funds’ management and operations. As of December 31, 2018, the master fund/feeder fund complex consisted of the Master Fund, GCIF 2019 and GCIF 2016 T (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 41	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Kevin H. Gundersen, 41	Interested Trustee	Appointed 2017	Senior Managing Director & Portfolio Manager, Guggenheim Partners, (2002-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 70	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 36	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).
GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present); Director, Zeotap GmbH, (2015-present).

Peter E. Roth, 60	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present).
_______________________

(1)	Guggenheim Partners is an affiliate of the Master Fund.

(2)	Messrs. Bloom and Gundersen, our two Interested Trustees, are senior executives of Guggenheim who provide services to us.

(3)
Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers
Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The seven executive officers identified below also serve as executive officers of the three affiliated Feeder Funds in the same positions. The Master Fund does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 41	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
Brian S. Williams, 36	Chief Financial Officer and Treasurer	Appointed 2018	Current: Director, Guggenheim Investments, (2017-present). Former: First Vice President, W. P. Carey Inc., (2008-2017).	None
Amy J. Lee, 57	Secretary and Chief Legal Officer	Appointed 2018
Current: Interested Trustee and President, certain other funds in the Guggenheim Fund Complex (2) (2018-present); Chief Legal Officer and Vice President, certain other funds in the Guggenheim Fund Complex (2013-present); and Senior Managing Director, Guggenheim Investments (2012-present).

Former: President and Chief Executive Officer, certain other funds in the Guggenheim Fund Complex (2017-2018); Vice President, Associate General Counsel and Assistant Secretary, Security Benefit Life Insurance Company and Security Benefit Corporation (2004-2012).

None
Richard Cheung, 39	Senior Vice President	Appointed 2017	Senior Managing Director, Head of Private Fund Accounting, Guggenheim Partners, (2008-present).	None
Kevin M. Robinson, 59	Senior Vice President	Appointed 2017	General Counsel, Guggenheim Investments, (2016-present); Senior Managing Director, Guggenheim Partners, LLC, (2007-present).	None
John V. Palmer, 34	Senior Vice President	Appointed 2015
Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).

None

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Brian E. Binder, 47	Senior Vice President	Appointed 2018
Current: President and Chief Executive Officer, certain other funds in the Guggenheim Fund Complex (2) (2018-present); President and Chief Executive Officer, Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018-present); Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018-present).

Former: Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013-2018); Managing Director, Head of Business Management and Consulting, Invesco Ltd. (2010-2012).

Director, Guggenheim Partners Fund Management (Europe) Limited, (2018 - present). Chairman of the Board of Managers, Guggenheim Funds investment Advisors, LLC, (2018 - present).
Joanna M. Catalucci, 52	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018
Current: Chief Compliance Officer, certain funds in the Guggenheim Fund Complex (2) (2012-present); Senior Managing Director, Guggenheim Investments (2012-present).

Former: Chief Compliance Officer and Secretary, certain other funds in the Guggenheim Fund Complex (2008-2012); Senior Vice President & Chief Compliance Officer, Security Investors, LLC and certain affiliates (2010-2012); Chief Compliance Officer and Senior Vice President, Rydex Advisors, LLC and certain affiliates (2010-2011).

Member of Board of Trustees, Merrimack College, (2018 - present).
_______________________

(1)	Guggenheim, Guggenheim Partners, W. P. Carey Inc., and CCA are affiliates of the Master Fund for all or a portion of 2017.

(2)
The Guggenheim Fund Complex includes all registered closed- and open-end funds (including all of their portfolios) and exchange-traded funds advised by the Advisor and any funds that have an investment adviser or servicing agent that is an affiliated person of the Advisor.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Master Fund believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2018.
Code of Ethics
The Master Fund adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the code of ethics. A copy of our code of ethics is available at www.guggenheiminvestments.com/credit-income-fund/corporate-governance.

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
Our Independent Trustees have designated an Independent Trustee, who is also the Chairman of the Independent Trustees Committee to serve as the lead Independent Trustee on our Board of Trustees. The designation of a lead Independent Trustee is for an indefinite term, but may be voted on from time to time. The lead Independent Trustee may succeed himself or herself in that position. If the lead Independent Trustee is unavailable for a meeting, his or her immediate predecessor or an Independent Trustee designated by the other Independent Trustees will serve as lead Independent Trustee for such meeting. The lead Independent Trustee presides over meetings of our Independent Trustees Committee. The lead Independent Trustee also serves as a liaison between our Independent Trustees Committee and our management on a wide variety of matters, including agenda items for our Board of Trustees meetings. Designation as such does not impose on the lead Independent Trustee any obligations or standards greater than or different from those of our other Trustees.
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
Board of Trustees’ Role in Risk Oversight
Our Board of Trustees oversees our business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Our Board of Trustees implements its risk oversight function both as a whole and through its committees. In the course of providing oversight, our Board of Trustees and its committees receive reports on our Advisor’s activities, including reports regarding our investment portfolio and financial accounting and reporting. Our Board of Trustees also receives a quarterly report from our Chief Compliance Officer, who reports on our compliance with federal and state securities laws and our internal compliance policies and procedures, as well as those of our Advisor, administrator, and transfer agent. The Audit Committee’s meetings with our independent public accounting firm also contribute to its oversight of certain internal control risks. In addition, our Board of Trustees meets periodically with our Advisor to receive reports regarding our operations, including reports on certain investment and operational risks, and our Independent Trustees are encouraged to communicate directly with senior members of our management.
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
Audit Committee.    Our Audit Committee consists of all of our Independent Trustees, each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. Mr. Roth serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on our website at www.guggenheiminvestments.com/credit-income-fund/corporate-governance. The Audit Committee is responsible for selecting, engaging, and discharging our independent accountants; reviewing the plans, scope, and results of the audit engagement with our independent accountants; approving professional services provided by our independent accountants (including compensation therefore); reviewing the independence of our independent accountants; and reviewing the adequacy of our internal controls over financial reporting.
Nominating and Governance Committee.    Our Nominating and Governance Committee consists of all of our Independent Trustees. Mr. Goodman serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Nominating and Governance Committee’s charter is available on our website at www.guggenheiminvestments.com/credit-income-fund/corporate-governance. The Nominating and Governance Committee is responsible for selecting, researching, and nominating Trustees for election by our shareholders, selecting nominees to fill vacancies on the Board of Trustees or a committee of the Board of Trustees, developing and recommending to the Board of Trustees a set of corporate governance principles, and overseeing the evaluation of the Board of Trustees and our management. Our Nominating and Governance Committee will consider shareholders’ proposed nominations for Trustees. A shareholder who desires to recommend a nominee must submit a request in writing pursuant to the relevant provisions of our bylaws. Our Nominating and Governance Committee will consider nominees recommended in writing by a shareholder (other than shareholder recommendations of himself or herself) to serve as Trustees, provided that: (i) such person is a shareholder of our Company at the time he, she, or it recommends such nominee and is entitled to vote at the meeting of shareholders at which Trustees will be elected; and (ii) the committee will make the final determination as to the qualifications of the individual to be nominated. The committee will evaluate each nominee recommended by a shareholder to serve as Trustee in the same manner as it would evaluate potential nominees identified by the committee.
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

The Delaware Trustee will accept service of legal process on us in the State of Delaware. The duties of the Delaware Trustee are limited to the execution of any certificates required to be filed with the Delaware Secretary of State, which the Delaware Trustee is required to execute under the Delaware Statutory Trust Act. The Delaware Trustee does not owe any other duties to us or our shareholders. The Declaration of Trust provides that the Delaware Trustee is permitted to resign upon at least 30 days’ notice to us, provided, that any such resignation will not be effective until a successor trustee is appointed by our Board of Trustees or a court of competent jurisdiction, or a successor is appointed by a court of competent jurisdiction pursuant to a court petition by the Delaware Trustee. The Declaration of Trust provides that the Delaware Trustee is compensated by us in accordance with a separate fee agreement, and is indemnified by us, as appropriate, against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel), taxes, and penalties of any kind and nature whatsoever, to the extent such expenses arise out of or are imposed upon the Delaware Trustee with respect to the performance of its duties pursuant to our Declaration of Trust, or the formation, operation, or termination of the Master Fund. The Delaware Trustee shall not be indemnified by us for any expenses that result from the gross negligence, bad faith, or willful misconduct of the Delaware Trustee. Our Board of Trustees has discretion to replace the Delaware Trustee.
Under Delaware law, neither the Delaware Trustee, either in its capacity as Delaware Trustee or in its individual capacity, nor any director, officer, or controlling person of the Delaware Trustee is, or has any liability as, the issuer or a Trustee, officer, or controlling person of the issuer.
Under our Declaration of Trust, the Delaware Trustee’s duties are limited to (i) accepting legal process served on the Master Fund in Delaware and (ii) execution of any certificates required to be filed with the Delaware Secretary of State that the Delaware Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act. The Delaware Trustee has no duty or liability to supervise or monitor the performance of our Board of Trustees, nor does the Delaware Trustee have any liability for the acts or omissions of our Board of Trustees. Because the Delaware Trustee delegates substantially all of its authority over our operations to our Board of Trustees, the Delaware Trustee itself is not registered in any capacity with the SEC.
Item 11. Executive Compensation.

(a)	Compensation of Executive Officers
As an externally managed BDC, we rely on the services of Guggenheim as investment advisor under the Investment Advisory Agreement. Guggenheim also provides administrative services to the Master Fund under an Administrative Services Agreement. Of the Master Fund’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. None of the Master Fund's executive officers receive direct compensation from us. Guggenheim is reimbursed by us for the allocable portion of administrative services performed by some of the Master Fund's executive officers.

(b)	Compensation of Independent Trustees
The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2018, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of co-investment transaction resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending the in-person meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman is compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2018; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2018
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$106,500
Eric Rosenblatt	106,500
Peter E. Roth	116,500
$329,500
In fiscal year 2019, there are no changes to the compensation schedule for each Independent Trustee.

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

Name of Beneficial Owner (1)	Number	Percentage of current ownership(2)
Beneficial Owners of More Than 5%:(2)
Carey Credit Advisors, LLC; 50 Rockefeller Plaza, New York, NY 10020	2,777,778	9.51%
IDF III, LLC; 227 West Monroe St., Chicago, IL 60606	2,777,778	9.51%

Feeder Funds: (3)
Guggenheim Credit Income Fund 2019	4,803,777	16.45%
Guggenheim Credit Income Fund 2016 T	18,835,670	64.52%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (4)	—	—%
Kevin H. Gundersen	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Brian S. Williams, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Richard Cheung, Senior Vice President	—	—%
Brian E. Binder, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	—	—%
Kevin M. Robinson, Senior Vice President	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (12 persons):	—	—%
_______________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 29,195,002 Shares issued and outstanding as of March 7, 2019.

(3)	Each Feeder Fund is registered with the SEC and its financial statements may be viewed at www.sec.gov.

(4)	Matthew S. Bloom is also the Chief Executive Officer and President of the registrant.

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
During 2018 and 2017, we incurred $7.2 million and $2.2 million in management fees, respectively, which were payable to Guggenheim. During 2018 and 2017, we incurred $0.0 million and $5.2 million, respectively, in management fees which were payable to CCA.
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
During 2018 and 2017, $0.6 million and $0.5 million, respectively, was paid to CCA and Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by CCA and Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
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

Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") and PricewaterhouseCoopers LLP, our former independent accountant, for professional services performed for the Master Fund's fiscal years ended December 31, 2018 and December 31, 2017, respectively.

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2018	$463,500	$17,000
2017	495,000	17,000
The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant and PricewaterhouseCoopers LLP for professional services performed for our former investment adviser and our affiliated Feeder Funds in fiscal years ended December 31, 2018 and December 31, 2017.

	CCA	GCIF 2016T	GCIF 2019	GCIF 2018T
Fiscal Year	Tax Fees (2)	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)	Audit-Related Fees (1)
2018	$—	$7,250	$49,717	$—
2017	6,200	7,250	24,250	13,000
___________________

(1)
Audit-Related Fees: This category consists of those fees accrued or billed to the named entity by the independent accountant in connection with the periodic review of the named entity's registration statements.

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

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2018 and December 31, 2017 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules.
a.    The following consolidated financial statements are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.
b.    No financial statements are filed because the required information is presented in the consolidated financial statements or notes in this Report in Part II. Item 8. Consolidated Financial Statements and Supplementary Data.

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

10.6	Administrative Services Agreement by and between Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Form 8-K on August 15, 2017.)

10.7	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (filed herewith.)

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

Guggenheim Credit Income Fund

Date:	March 12, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2019	By:	/s/ Brian S. Williams
BRIAN S. WILLIAMS
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew S. Bloom
Matthew S. Bloom	President, Chief Executive Officer and Trustee	March 12, 2019
(Principal Executive Officer)

/s/ Brian S. Williams
Brian S. Williams	Chief Financial Officer	March 12, 2019
(Principal Financial Officer)

/s/ Kevin H. Gundersen
Kevin H. Gundersen	Trustee	March 12, 2019

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 12, 2019

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 12, 2019

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 12, 2019