Form 10-Q
period 2019-05-10
GUGGENHEIM CREDIT INCOME FUND
filed 2019-05-10
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act: None

The registrant had 29,281,072 common shares outstanding as of May 6, 2019.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 12, 2019. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 12, 2019. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $386,016 and $384,784, respectively)	$375,395	$374,114
Cash	5,194	2,555
Restricted cash	8,550	7,587
Collateral deposits for foreign currency forward contracts	—	160
Interest and dividend income receivable	2,774	2,518
Principal receivable	112	7,701
Receivable from related parties	9	36
Unrealized appreciation of foreign currency forward contracts	159	—
Prepaid expenses and other assets	125	177
Total assets	$392,318	$394,848

Liabilities
Credit facility payable, net of financing costs	$153,576	$148,482
Unrealized depreciation on foreign currency forward contracts	20	384
Payable for investments purchased	584	4,736
Accrued management fee	582	590
Payable to related parties	219	177
Distributions payable	—	3,394
Accounts payable, accrued expenses and other liabilities	1,042	853
Total liabilities	156,023	158,616
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$236,295	$236,232

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 29,281,072 and 29,195,002 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$29	$29
Paid-in-capital in excess of par value	246,776	246,083
Accumulated earnings (loss), net of distributions	(10,510)	(9,880)
Net assets	$236,295	$236,232
Net asset value per Common Share	$8.07	$8.09
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Investment Income
Interest income	$8,534	$8,120
Dividend income	261	111
Fee income	128	34
Total investment income	8,923	8,265
Operating Expenses
Interest expense	2,130	1,811
Management fee	1,694	1,780
Performance-based incentive fee	11	626
Administrative services	51	53
Custody services	24	27
Trustees fees	80	99
Related party reimbursements	219	161
Professional services fees	250	243
Other expenses	66	72
Total expenses	4,525	4,872
Net investment income	4,398	3,393
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	33	3,269
Foreign currency forward contracts	(987)	(700)
Foreign currency transactions	88	(1)
Net realized gains (losses)	(866)	2,568
Net change in unrealized appreciation (depreciation) on:
Investments	49	745
Foreign currency forward contracts	523	(185)
Foreign currency forward transactions	(17)	—
Net change in unrealized appreciation	555	560
Net realized and unrealized gains (losses)	$(311)	$3,128
Net increase in net assets resulting from operations	$4,087	$6,521
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.15	$0.12
Earnings per Common Share - basic and diluted	$0.14	$0.22
Weighted average Common Shares outstanding - basic and diluted	29,206,056	29,151,096
Distributions per Common Share	$0.16	$0.17
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2017	29,151,096	$29	$245,721	$2,731	$248,481
Operations:
Net investment income	—	—	—	3,393	3,393
Net realized gains	—	—	—	2,568	2,568
Net change in unrealized appreciation	—	—	—	560	560
Net increase in net assets resulting from operations	—	—	—	6,521	6,521
Shareholder distributions:
Distributions from earnings	—	—	—	(5,101)	(5,101)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(5,101)	(5,101)
Net increase for the period	—	—	—	1,420	1,420
Balance at March 31, 2018	29,151,096	$29	$245,721	$4,151	$249,901

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	4,398	4,398
Net realized loss	—	—		—	(866)	(866)
Net change in unrealized appreciation	—	—		—	555	555
Net increase in net assets resulting from operations	—	—		—	4,087	4,087
Shareholder distributions:
Distributions from earnings	—	—		—	(4,717)	(4,717)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,717)	(4,717)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(38,000)	—	(1)	(307)	—	(307)
Net increase in net assets resulting from capital share transactions	86,070	—		693	—	693
Net increase (decrease) for the period	86,070	—		693	(630)	63
Balance at March 31, 2019	29,281,072	$29		$246,776	$(10,510)	$236,295
_______________________

(1)	Amount is less than $1,000.
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$4,087	$6,521
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind income	(167)	(238)
Amortization of premium/accretion of discount, net	(345)	(337)
Proceeds from sales of investments	7,492	12,722
Proceeds from paydowns on investments	3,981	57,925
Net receipt of settlement of derivatives	248	—
Net payment of settlement of derivatives	(1,235)	—
Net realized loss on derivatives	987	—
Purchase of investments	(12,160)	(75,826)
Net realized gain on investments	(33)	(3,269)
Net change in unrealized appreciation on investments	(49)	(745)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(523)	185
Amortization of deferred financing costs	94	123
(Increase) decrease in operating assets:
Interest and dividend income receivable	(256)	(672)
Principal receivable	7,589	(6,760)
Receivable from related parties	27	(8)
Prepaid expenses and other assets	52	51
Increase (decrease) in operating liabilities:
Payable for investments purchased	(4,152)	20,114
Accrued management fee	(8)	28
Accrued performance-based incentive fee	—	627
Payable to related parties	42	(39)
Accounts payable, accrued expenses and other liabilities	189	(77)
Net cash provided by operating activities	5,860	10,325
Financing activities
Issuance of Common Shares	1,000	—
Repurchase of Common Shares	(307)	—
Credit facility borrowings	5,000	—
Distributions paid	(8,111)	(5,101)
Net cash used in financing activities	(2,418)	(5,101)
Net increase in restricted and unrestricted cash	3,442	5,224
Restricted and unrestricted cash, beginning of period	10,302	25,620
Restricted and unrestricted cash, end of period	$13,744	$30,844
Reconciliation of restricted and unrestricted cash
Cash	5,194	11,279
Restricted cash	8,550	19,045
Collateral deposits for foreign currency forward contracts	—	520
Total restricted and unrestricted cash	$13,744	$30,844
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$1,938	$1,670
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 154.3%
Aerospace & Defense
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.74%	6/12/2021	3,461	$3,442	$3,348	1.4%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	7.56%	9/8/2023	3,900	3,870	3,842	1.6%
Total Aerospace & Defense							7,312	7,190	3.0%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+5.25%	7.85%	11/17/2023	11,730	11,408	9,852	4.3%
American Tire Distributors Inc.	(12)(13)	Senior Secured Loans - First Lien	L+7.50%	10.02%	8/30/2024	2,994	2,664	2,685	1.1%
BBB Industries	(15)	Senior Secured Loans - First Lien	L+4.50%	6.98%	8/1/2025	1,990	1,972	1,990	0.8%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	8.50%	11/1/2024	3,925	3,739	3,886	1.6%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.74%	3/20/2025	3,239	3,224	3,166	1.3%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+3.25%	N/A	3/20/2023	—	(13)	(13)	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)	Senior Secured Loans - First Lien	L+3.25%	5.74%	3/20/2025	17	17	7	—%
							3,228	3,160	1.3%

Trico Group LLC		Senior Secured Loans - First Lien	L+7.00%	9.60%	2/2/2024	5,332	5,202	5,046	2.2%
Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.75%	6/14/2024	1,257	1,242	1,252	0.5%
Total Automotive							29,455	27,871	11.8%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	10.39%	8/16/2024	£2,405	3,002	3,075	1.2%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+6.75%	10.39%	8/16/2024	£740	940	934	0.4%
							3,942	4,009	1.6%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,729	1.6%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	8.35%	6/14/2021	375	368	374	0.2%
Total Banking, Finance, Insurance & Real Estate							8,310	8,112	3.4%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£10,000	12,204	12,670	5.4%
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	9.50%	7/29/2022	4,781	4,739	4,741	2.0%

CTI Foods	(13)(18)	Senior Secured Loans - First Lien	L+3.50%	6.10%	6/29/2020	5,370	5,010	2,806	1.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods	(15)(18)	Senior Secured Loans - Second Lien	L+7.25%	9.85%	6/28/2021	5,000	4,774	375	0.2%
CTI Foods (DIP)	(9)(15)	Senior Secured Loans - First Lien	L+8.00%	8.25%	7/10/2019	1,643	1,615	1,615	0.7%
							11,399	4,796	2.1%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.00%	3/31/2023	904	898	897	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.00%	3/31/2023	839	832	832	0.4%
							1,730	1,729	0.8%

Parts Town, LLC		Senior Secured Loans - First Lien	L+4.00%	6.80%	12/9/2024	4,197	4,180	4,134	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.80%	12/8/2025	4,250	4,216	4,208	1.8%
							8,396	8,342	3.5%
Total Beverage, Food & Tobacco							38,468	32,278	13.8%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,850	0.8%
Total Capital Equipment							2,000	1,850	0.8%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc.	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	7.25%	3/2/2023	5,606	5,547	5,578	2.4%
Neon Holdings Inc	(13)	Senior Secured Bonds	N/A	10.13%	4/1/2026	1,500	1,473	1,530	0.6%
Total Chemicals, Plastics & Rubber							7,020	7,108	3.0%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	6/26/2023	5,470	5,399	5,430	2.3%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.74%	6/26/2024	6,000	5,897	5,865	2.5%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.74%	6/24/2022	49	13	14	—%
							11,309	11,309	4.8%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.74%	6/15/2025	2,978	2,950	2,948	1.2%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.98%	6/15/2026	3,000	2,859	2,753	1.2%
							5,809	5,701	2.4%
Total Construction & Building							17,118	17,010	7.2%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.83%	1/31/2025	3,648	3,613	3,615	1.5%
Galls LLC (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	7.90%	1/31/2025	455	451	454	0.2%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.83%	1/31/2024	308	243	245	0.1%
							4,307	4,314	1.8%

Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	892	885	887	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.44%	4/30/2021	4,597	4,568	4,573	1.9%
							5,453	5,460	2.3%
Total Consumer Goods: Non-Durable							9,760	9,774	4.1%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,122	4,120	1.7%
Total Consumer Goods: Durable							4,122	4,120	1.7%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.25%	9/23/2021	5,280	4,958	4,901	2.1%
Husky Injection Molding Systems Ltd.	(11)	Senior Secured Loans - First Lien	L+3.00%	5.50%	3/28/2025	1,995	1,854	1,861	0.8%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	7.30%	5/26/2023	3,475	3,449	3,432	1.5%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	11.30%	11/26/2023	3,000	2,965	2,963	1.3%
							6,414	6,395	2.8%
Total Containers, Packaging & Glass							13,226	13,157	5.7%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,982	1,600	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	10.30%	6/14/2022	4,625	4,587	4,538	1.8%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	9.50%	9/29/2022	3,000	2,954	2,954	1.3%
Permian Production Partners	(15)	Senior Secured Loans - First Lien	L+6.00%	8.49%	5/20/2024	3,850	3,713	3,754	1.6%
Total Energy: Oil & Gas							13,236	12,846	5.4%
Healthcare & Pharmaceuticals
Alegeus Technologies	(15)	Senior Secured Loans - First Lien	L+6.25%	9.05%	9/5/2024	8,000	7,928	7,963	3.4%

Alltech	(13)(15)	Senior Unsecured Debt	L+8.25%	10.74%	7/21/2023	14,375	14,237	14,248	6.0%
Alltech	(13)(15)	Senior Unsecured Debt	E+8.25%	9.25%	7/21/2023	€601	621	668	0.3%
							14,858	14,916	6.3%

Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	6.00%	7/15/2023	200	154	154	0.1%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.75%	8/15/2023	12,000	11,804	11,897	5.0%
Total Healthcare & Pharmaceuticals							34,744	34,930	14.8%
Hotel, Gaming & Leisure
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.50%	1/23/2025	2,376	2,373	2,351	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.50%	1/23/2026	2,400	2,395	2,433	1.0%
							4,768	4,784	2.0%
Total Hotel, Gaming & Leisure							4,768	4,784	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.75%	5/17/2024	6,480	6,413	6,429	2.6%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.49%	11/18/2024	3,605	3,566	3,567	1.5%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(63)	(48)	—%
							9,916	9,948	4.1%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.49%	5/4/2022	1,974	1,958	1,822	0.8%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,960	1,780	0.8%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,936	1,620	0.7%
							5,854	5,222	2.3%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	9.00%	6/15/2024	8,175	8,128	8,069	3.4%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.50%	N/A	6/15/2023	—	(37)	(36)	—%
							8,091	8,033	3.4%
Total Media: Advertising, Printing & Publishing							23,861	23,203	9.8%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.45%	12/12/2022	1,428	1,332	1,156	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	9.13%	2/17/2023	10,950	10,717	10,567	4.5%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	726	671	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	8.30%	7/5/2022	4,374	4,331	4,286	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	8.30%	7/5/2022	493	493	483	0.2%
							4,824	4,769	2.0%
Total Retail							17,599	17,163	7.3%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.75%	8/20/2025	3,980	3,718	3,841	1.6%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.50%	6.23%	8/11/2025	£2,060	2,532	2,594	1.1%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.99%	8/11/2025	890	845	859	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.50%	N/A	8/9/2024	—	(51)	(50)	—%
							3,326	3,403	1.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	7.00%	10/7/2021	4,867	4,839	4,855	2.1%
Clarion (Comet Bidco)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.00%	7.63%	9/30/2024	5,940	5,837	5,806	2.4%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	7.10%	6/20/2024	1,518	1,505	1,505	0.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	7.01%	4/3/2025	2,878	2,822	2,846	1.2%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	6.50%	3/29/2025	2,692	2,681	2,680	1.1%
Park Place Technologies	(13)	Senior Secured Loans - Second Lien	L+8.00%	10.50%	3/29/2026	3,404	3,381	3,357	1.4%
							6,062	6,037	2.5%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	6.49%	5/23/2025	1,588	1,548	1,550	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.00%	N/A	5/23/2025	—	(8)	(13)	—%
							1,540	1,537	0.7%

YAK Access, LLC	(13)	Senior Secured Loans - Second Lien	L+10.00%	12.49%	7/10/2026	5,000	4,668	4,031	1.7%
Total Services: Business							34,317	33,861	14.3%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.85%	2/28/2022	7,036	6,932	6,934	2.9%
Air Newco, LLC	(11)	Senior Secured Loans - First Lien	L+4.75%	7.24%	5/31/2024	2,798	2,792	2,796	1.2%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	11.10%	9/9/2024	3,311	3,241	3,244	1.4%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+7.25%	N/A	12/3/2024	—	(39)	(39)	—%
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	9.74%	12/3/2024	3,916	3,873	3,874	1.6%
							3,834	3,835	1.6%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	5,657	5,630	5,631	2.4%
Bullhorn, Inc. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	1,497	1,491	1,490	0.6%
Bullhorn, Inc. (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	296	268	269	0.1%
							7,389	7,390	3.1%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.50%	7.41%	6/2/2024	£2,638	3,331	3,385	1.4%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.00%	6/2/2024	£338	426	440	0.2%
							3,757	3,825	1.6%

Cologix Holdings	(13)	Senior Secured Loans - First Lien	L+3.75%	6.23%	3/20/2024	2,000	1,920	1,926	0.8%
Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.49%	3/20/2025	3,000	2,975	2,904	1.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
							4,895	4,830	2.0%

Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	6.25%	11/29/2024	1,990	1,964	1,953	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.28%	4/28/2025	1,931	1,896	1,914	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.53%	9/24/2026	462	454	457	0.2%
							2,350	2,371	1.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	7.05%	1/22/2024	634	624	634	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£528	728	688	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	109	—%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	420	423	0.2%
							1,890	1,854	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.25%	8/31/2023	6,532	6,410	6,413	2.7%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.24%	8/31/2023	1,465	1,427	1,438	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(32)	(32)	—%
							7,805	7,819	3.3%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	6.49%	12/2/2022	961	954	961	0.4%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	12/2/2022	511	509	511	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	12/2/2022	185	185	185	0.1%
							1,648	1,657	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	9.06%	12/20/2021	6,975	6,956	6,975	3.0%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.25%	N/A	12/20/2021	—	(22)	(22)	—%
							6,934	6,953	3.0%

Planview, Inc	(15)	Senior Secured Loans - First Lien	L+5.25%	7.75%	1/27/2023	6,200	6,154	6,200	2.6%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.75%	1/27/2023	394	394	394	0.2%
Planview, Inc	(15)	Senior Secured Loans - Second Lien	L+9.75%	12.25%	7/27/2023	4,388	4,329	4,430	1.9%
							10,877	11,024	4.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.61%	12/12/2023	5,469	5,359	5,363	2.3%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.79%	12/12/2023	1,154	1,119	1,131	0.5%
Velocity Holdings US (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+7.00%	N/A	12/12/2022	—	(45)	(45)	—%
							6,433	6,449	2.8%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	9.35%	6/24/2024	5,619	5,509	5,539	2.3%
Total Technology							78,250	78,473	33.2%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	6.00%	7/23/2025	2,248	2,237	2,221	0.9%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	10.00%	7/23/2026	2,500	2,476	2,450	1.1%
							4,713	4,671	2.0%
Total Telecommunications							4,713	4,671	2.0%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,742	4,587	1.9%
Total Transportation: Cargo							4,742	4,587	1.9%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.63%	2/28/2025	6,000	5,898	5,895	2.5%
Moxie Liberty, LLC	(15)	Senior Secured Loans - First Lien	L+6.50%	9.10%	8/21/2020	2,914	2,886	2,637	1.1%
MRP Generation Holdings, LLC		Senior Secured Loans - First Lien	L+7.00%	9.60%	10/18/2022	4,875	4,686	4,705	2.0%
Total Utilities: Electric							13,470	13,237	5.6%
Utilities: Oil & Gas
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	885	886	772	0.3%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,786	1,618	0.7%
							2,672	2,390	1.0%

SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	8.00%	10/31/2025	5,985	5,813	5,986	2.5%
Total Utilities: Oil & Gas							8,485	8,376	3.5%
Total Debt Investments							$374,976	$364,601	154.3%

Equity investments - 4.6%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		210,044	$4,148	$4,202	1.8%
Total Banking, Finance, Insurance & Real Estate							4,148	4,202	1.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	3,413	3,354	1.4%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	170	0.1%
Total Energy: Oil & Gas							3,861	3,524	1.5%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		1,656	166	203	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,604	2,604	2,604	1.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	231	0.1%
Wolfhound Parent Inc.	(13)(15)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,031	3,068	1.3%
Total Equity Investments							$11,040	$10,794	4.6%

Total Investments - 158.9%							$386,016	$375,395	158.9%

March 31, 2019 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	4/12/2019	£(2,039)	$(1,550)	—	$(19)	—%
JPMorgan Chase Bank	4/12/2019	$26,578	€20,273	—	$157	0.1%
JPMorgan Chase Bank	4/12/2019	$782	£697	—	$(1)	—%
JPMorgan Chase Bank	4/12/2019	$174	£132	—	$2	—%
					$139	0.1%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR, or Prime based on each respective credit agreement. As of March 31, 2019, LIBO rates ranged between 2.49% for 1-month LIBOR to 2.60% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2019.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of March 31, 2019, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $2.2 million ; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $12.7 million; the net unrealized appreciation was $10.5 million; the aggregate cost of securities for Federal income tax purposes was $386.0 million.

(9)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2019 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of March 31, 2019, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of March 31, 2019.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of March 31, 2019; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Lytx, Inc.	14.75%	14.75%	—%	The Portfolio Company may elect PIK up to 14.75%
McGraw-Hill Global Education Holdings	11.00%	—%	11.00%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.00%

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(18)
Investment was on non-accrual status as of March 31, 2019, meaning that the Master Fund has ceased recognizing interest income on these investments. As of March 31, 2019, debt investments on non-accrual status represented 2.5% and 0.8% of total investments on an amortized cost basis and fair value basis, respectively.

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

See Unaudited Notes to Consolidated Financial Statements.

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
Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor") is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio.
As of March 31, 2019, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees, based on, among other things, the input of Guggenheim and management, its audit committee, and independent third-party valuation firms. The Master Fund and the Board of Trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.

Notes to Consolidated Financial Statements (Unaudited)

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
Investment Advisory Fees
The Master Fund incurs investment advisory fees including: (i) a base management fee and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement between the Master Fund and Guggenheim (the "Investment Advisory Agreement") as described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the Investment Advisory Agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2019, open U.S. Federal and state income tax years include the tax years ended December 31, 2015 through December 31, 2018. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
There are no recent accounting standards applicable to the Master Fund.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of March 31, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$268,740	$265,115	70.6%	$260,745	$258,675	69.2%
Senior secured loans - second lien	65,611	60,539	16.1	67,871	62,967	16.8
Senior secured bonds	19,045	18,087	4.8	17,558	15,690	4.2
Senior unsecured debt	21,580	20,860	5.6	27,736	26,295	7.0
Total senior debt	$374,976	$364,601	97.1%	$373,910	$363,627	97.2%
Equity and other	11,040	10,794	2.9	10,874	10,487	2.8
Total investments	$386,016	$375,395	100.0%	$384,784	$374,114	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2019			December 31, 2018
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$81,281	$81,541	21.8%	$78,606	$78,389	21.0%
Healthcare & Pharmaceuticals	34,744	34,930	9.3	38,053	37,901	10.1
Services: Business	34,317	33,861	9.0	34,313	33,682	9.0
Beverage, Food & Tobacco	38,468	32,278	8.6	36,862	31,807	8.5
Automotive	29,455	27,871	7.4	26,886	26,827	7.2
Media: Advertising, Printing & Publishing	23,861	23,203	6.2	24,259	23,265	6.2
Retail	17,599	17,163	4.6	19,635	19,677	5.3
Construction & Building	17,118	17,010	4.5	17,126	16,875	4.5
Energy: Oil & Gas	17,097	16,370	4.4	17,320	16,637	4.4
Utilities: Electric	13,470	13,237	3.5	13,470	13,182	3.5
Containers, Packaging & Glass	13,226	13,157	3.5	11,363	11,403	3.0
Banking, Finance, Insurance & Real Estate (1)	12,458	12,314	3.3	11,318	10,749	2.9
Consumer goods: Non-durable	9,760	9,774	2.6	9,699	9,653	2.6
Utilities: Oil & Gas	8,485	8,376	2.2	9,824	9,327	2.5
Aerospace & Defense	7,312	7,190	1.9	8,583	8,367	2.2
Chemicals, Plastics & Rubber	7,020	7,108	1.9	5,602	5,608	1.5
Hotel, Gaming & Leisure	4,768	4,784	1.3	4,774	4,687	1.3
Telecommunications	4,713	4,671	1.2	4,718	4,696	1.3
Transportation: Cargo	4,742	4,587	1.2	4,730	4,030	1.1
Consumer Goods: Durable	4,122	4,120	1.1	4,129	3,910	1.0
Capital Equipment	2,000	1,850	0.5	3,514	3,442	0.9
Total investments	$386,016	$375,395	100.0%	$384,784	$374,114	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of March 31, 2019 and December 31, 2018.

Geographic Dispersion	March 31, 2019	December 31, 2018
United States of America	87.3%	86.3%
United Kingdom	8.9	9.0
Canada	2.3	2.3
Italy	1.5	1.5
Ireland	—	0.9
Total investments	100.0%	100.0%

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

Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present the Master Fund's open foreign currency forward contracts as of March 31, 2019 and December 31, 2018:

March 31, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	April 12, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£(1,550)	$(2,039)	$(2,020)	$(19)
GBP	April 12, 2019	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£20,273	26,578	26,421	157
EUR	April 12, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	782	783	(1)
GBP	April 12, 2019	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£132	174	172	2
Total					$25,495	$25,356	$139

December 31, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£(85)	$(108)	$(109)	$1
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£665	841	848	(7)
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£22,230	27,982	28,355	(373)
EUR	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	795	800	(5)
Total					$29,510	$29,894	$(384)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three months ended March 31, 2019 and March 31, 2018:

		For the Three Months Ended March 31,
	Statement Location	2019	2018
Net realized losses
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	$(987)	$(700)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	523	(185)
Net realized and unrealized losses on foreign currency forward contracts		$(464)	$(885)
For derivatives traded under an International Swaps and Derivatives Association Master Agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark-to-market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged

Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of March 31, 2019 and December 31, 2018:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
March 31, 2019	JP Morgan Chase Bank, N.A.	$159	$(20)	$—	$139
December 31, 2018	JP Morgan Chase Bank, N.A.	$—	$(384)	$160	$(224)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of March 31, 2019 and December 31, 2018, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$69,311	$195,804	$265,115
Senior secured loans - second lien	—	17,928	42,611	60,539
Senior secured bonds	—	18,087	—	18,087
Senior unsecured debt	—	4,164	16,696	20,860
Total senior debt	$—	$109,490	$255,111	$364,601
Equity and other	170	—	10,624	10,794
Total investments	$170	$109,490	$265,735	$375,395
Percentage	0.0%	29.2%	70.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$139	$—	$139

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$54,117	$204,558	$258,675
Senior secured loans - second lien	—	11,069	51,898	62,967
Senior secured bonds	—	15,690	—	15,690
Senior unsecured debt	—	9,629	16,666	26,295
Total senior debt	$—	$90,505	$273,122	$363,627
Equity and other	162	—	10,325	10,487
Total investments	$162	$90,505	$283,447	$374,114
Percentage	0.0%	24.2%	75.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(384)	$—	$(384)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2019 and December 31, 2018:

March 31, 2019
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$134,454	Yield analysis	Yield	9.37%	4.75% - 12.98%	Decrease
	$2,747	Transaction value	Cost (5)	57.84	0.1 - 98.27	Increase
Senior secured loans - second lien	$32,111	Yield analysis	Yield	11.35%	10.71% - 12.05%	Decrease
		Transaction value	Indicative Price	101.60	101.60	Increase
Senior unsecured debt	$16,696	Yield analysis	Yield	11.00%	9.5% - 15.6%	Decrease
Equity and other	$2,634	Transacted value	Cost	988.79	15.36 - 1000.00	Increase
	$4,202	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$3,354	Market comparable	Cash Flow Multiple	$5.04	$5.04	Increase
		Market comparable	Oil production multiple (6)	26,083	26,083	Increase
		Market comparable	Oil reserve multiple (7)	7.1x	7.1x	Increase
	$434	Discounted cash flow	Discount Rate	14.60%	14.28% - 14.97%	Decrease
		Discounted cash flow	EBITDA multiple	14.7x	13.2x - 16.0x	Increase
		Discounted cash flow	Perpetuity Growth Rate	6.60%	5.0% - 8.0%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	11.1x	9x - 13x	Increase
Total	$196,632
_______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2019, the Master Fund had investments of this nature measured at fair value totaling $69.1 million.

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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31, 2019
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2019	$204,558	$51,898	$16,666	$10,325	$283,447
Additions (1)	4,033	—	—	198	4,231
Sales and repayments (2)	(2,643)	(2,407)	—	—	(5,050)
Net realized gains (3)	37	113	—	—	150
Net change in unrealized appreciation (depreciation) on investments (4)	1,048	(112)	20	101	1,057
Net discount accretion	160	23	10	—	193
Transfers into Level 3 (5)	10,386	533	—	—	10,919
Transfers out of Level 3 (6)	(21,775)	(7,437)	—	—	(29,212)
Fair value balance as of March 31, 2019	$195,804	$42,611	$16,696	$10,624	$265,735
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2019	$1,033	$(70)	$20	$101	$1,084
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains on investments in the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

(5)
For the three months ended March 31, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.

(6)
For the three months ended March 31, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	21,446	5,839	—	86	—	3,674	31,045
Sales and repayments (2)	(40,600)	—	(746)	(16,472)	—	—	(57,818)
Net realized gains (losses) (3)	1,985	(1)	31	1,123	—	—	3,138
Net change in unrealized appreciation (depreciation) on investments (4)	740	418	143	(559)	20	18	780
Net discount accretion	135	27	6	13	6	—	187
Transfers into Level 3 (5) (6)	4,275	—	—	—	—	—	4,275
Transfers out of Level 3 (5) (7)	(8,000)	(3,900)	—	—	—	—	(11,900)
Fair value balance as of March 31, 2018	$176,989	$68,847	$7,707	$5,504	$14,949	$3,923	$277,919
Change in net unrealized appreciation on investments held as of March 31, 2018	$861	$418	$143	$15	$20	$18	$1,475
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments in the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements (Unaudited)

Investment Advisory Agreements and Compensation of the Advisor
The Master Fund is party to an Investment Advisory Agreement with Guggenheim, pursuant to which the Master Fund agreed to pay Guggenheim an investment advisory fee consisting of two components: (i) a management fee and (ii) a performance-based incentive fee. Guggenheim continues to be entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
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
Administrative Services Agreement
The Master Fund entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, Guggenheim, serving as the administrator (the "Administrator"), performs and oversees the Master Fund's required administrative services, which included financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions, and overseeing the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Master Fund reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.
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

Notes to Consolidated Financial Statements (Unaudited)

Dealer Manager Agreement
The Master fund is party to a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Guggenheim Funds Distributors, LLC ("GFD") an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's and GCIF 2019's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Master Fund is not responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days' written notice to the other party.
Capital Structuring Fees and Administrative Agency Fees
Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.
Summary of Related Party Transactions for the Three Months Ended March 31, 2019 and March 31, 2018
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2019 and March 31, 2018:

Related Party (1) (2)		For the Three Months Ended March 31,
	Source Agreement & Description	2019	2018
	Related Party Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,694	$1,780
Guggenheim	Investment Advisory Agreement - performance-based incentive fee	—	494
Guggenheim	Administrative Services Agreement - expense reimbursement	219	161
	Related Party Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	60	8
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.

(2)
As of March 31, 2019, the Master Fund's accumulated unrealized depreciation exceeded its accumulated net realized capital gains and therefore, Guggenheim did not earn any performance-based incentive fee during the three months ended March 31, 2019. During the three months ended March 31, 2018, Guggenheim earned an incentive fee on capital gains in the amount of $0.5 million.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of March 31, 2019, management believes that the risk of incurring any losses for such indemnifications is remote.

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of March 31, 2019, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount, and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of March 31, 2019 and December 31, 2018 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
March 31, 2019	$175,000	$155,000	$153,576	5.11%	12/29/22	3.7	years
December 31, 2018	$175,000	$150,000	$148,482	5.29%	12/29/22	4.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50%) subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

The components of the Master Fund's interest expense and other financing costs for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Stated interest expense	$1,974	$1,627
Unused/undrawn fees	62	61
Amortization of deferred financing costs	94	123
Total interest expense	$2,130	$1,811
Average borrowings	$150,278	$150,000

Weighted average interest rate (1)	5.42%	4.50%
Amortized financing costs	0.25%	0.33%
Total borrowing cost	5.67%	4.83%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2019 and December 31, 2018, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	March 31, 2019	December 31, 2018
Alexander Mann Solutions (Revolver) (2)	$446	$446
Apptio, Inc. (Revolver)	326	326
Boats Group (Revolver)	1,000	1,000
CTI Foods (Delayed Draw)	329	—
GAL Manufacturing (Revolver)	384	384
Galls LLC (Delayed Draw)	1,598	1,644
Galls LLC (Revolver)	292	326
Gladman Developments Ltd. (Delayed Draw) (2)	706	1,648
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Delayed Draw)	412	435
Mavis Tire Express Services Corp. (Revolver)	217	217
Onyx CenterSource (Revolver)	329	329
SLR Consulting (Delayed Draw) (2)	534	534
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	462	115
Wind River Systems (Bridge Loan)	—	353
Total Unfunded Commitments	$7,749	$8,471
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the March 31, 2019 and December 31, 2018 exchange rates, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.09	$8.52
Net investment income (1)	0.15	0.12
Net realized gains (losses) (1)	(0.03)	0.09
Net change in unrealized appreciation (2)	0.02	0.01
Net increase resulting from operations	0.14	0.22
Distributions to Common Shareholders (3)
Distributions from earnings	(0.16)	(0.17)
Net decrease resulting from distributions	(0.16)	(0.17)
Net asset value, end of period	$8.07	$8.57

INVESTMENT RETURNS
Total investment return (4)	1.74%	2.64%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$236,295	$249,901
Average net assets (5)	$236,153	$249,405
Common Shares outstanding, end of period	29,281,072	29,151,096
Weighted average Common Shares outstanding	29,206,056	29,151,096

Ratios-to-average net assets: (5)
Total expenses	1.92%	1.95%
Net investment income	1.86%	1.36%

Average outstanding borrowings (5)	$150,278	$150,000
Portfolio turnover rate (5) (6)	3%	19%
Asset coverage ratio (7)	2.52	2.67
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of March 31, 2019, the Master Fund estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the three months ended March 31, 2019 and March 31, 2018.

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
			$0.16152	$4,717

For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,701
			$0.17496	$5,101

Note 11. Subsequent Events
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
Overview
We are a specialty finance investment company focused on lending to middle market companies. We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and commenced investment operations on April 2, 2015. In addition, we have elected to be treated as a BDC under the 1940 Act. We are externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain, or sell, and monitoring our portfolio on an ongoing basis.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of March 31, 2019 and December 31, 2018 and (ii) for the three months ended March 31, 2019 and March 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Total assets	$392,318	$394,848
Adjusted total assets (total assets net of payable for investments purchased)	$391,734	$390,112
Investments in portfolio companies, at fair value	$375,395	$374,114
Borrowings	$155,000	$150,000
Net assets	$236,295	$236,232
Net asset value per Common Share	$8.07	$8.09
Leverage ratio (borrowings/adjusted total assets)	39.6%	38.5%

	For the Three Months Ended March 31,
	2019	2018
Average net assets	$236,153	$249,405
Average borrowings	$150,278	$150,000
Cost of investments purchased	$12,160	$75,826
Sales of investments	$7,492	$12,722
Principal payments	$3,981	$57,925
Net investment income	$4,398	$3,393
Net realized gains (losses)	$(866)	$2,568
Net change in unrealized appreciation	$555	$560
Net increase in net assets resulting from operations	$4,087	$6,521
Total distributions to shareholders	$4,717	$5,101
Net investment income per Common Share - basic and diluted	$0.15	$0.12
Earnings per Common Share - basic and diluted	$0.14	$0.22
Distributions per Common Share	$0.16	$0.17

Portfolio and Investment Activity for the Three Months ended March 31, 2019
The following table presents our new investment commitments for the three months ended March 31, 2019:

	For the Three Months Ended
	March 31, 2019
Investment activity segmented by access channel:	Amount	Percentage
Direct originations	$3,109	27.8%
Syndicated transactions	8,075	72.2%
Total investment commitments entered during the period	11,184	100.0%

For the Three Months Ended
March 31, 2019
Portfolio companies at beginning of period	79
Number of added portfolio companies	4
Number of exited portfolio companies	(3)
Portfolio companies at period end	80

Number of debt investments at period end	122
Number of equity/other investments at period end	7
The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the three months ending March 31, 2019:

	Balance as of January 1, 2019	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of March 31, 2019
Senior secured loans - first lien	$258,675	$10,502	$(2,824)	$(1,238)	$265,115
Senior secured loans - second lien	62,967	—	(2,407)	(21)	60,539
Senior secured bonds	15,690	1,473	—	924	18,087
Senior unsecured debt	26,295	155	(6,242)	652	20,860
Total senior debt	$363,627	$12,130	$(11,473)	$317	$364,601
Equity and other	10,487	30	—	277	10,794
Total	$374,114	$12,160	$(11,473)	$594	$375,395
_______________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
Weighted average portfolio company EBITDA (1)	$85,258		$93,756
Median portfolio company EBITDA (1)	$68,700		$65,400
Weighted average purchase price of debt investments (2)	97.5%		97.3%
Weighted average duration of debt investments (3)	0.3	years	0.3	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	2.6%		1.3%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.9%		0.1%
Number of debt investments on non-accrual status	2		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	93.4%		92.6%
Percent of floating rate debt investments with interest rate floors (4)	74.2%		82.2%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	636	bps	636	bps
3-month LIBOR	260	bps	281	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	6.6%		7.4%
Weighted average coupon rate	8.6%		8.0%
Weighted average years to maturity	4.6	years	4.4	years

Weighted average effective yields
Senior secured loans - first lien (5)	8.9%		8.8%
Senior secured loans - second lien (5)	11.4%		11.3%
Senior secured bonds (5)	9.2%		9.1%
Senior unsecured debt (5)	10.4%		10.2%
Total debt investments (5)	9.4%		9.4%
Total investments (6)	9.4%		9.4%
_______________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of March 31, 2019 or December 31, 2018. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amount, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 2.49% for the 1 Month LIBOR to 2.66% for the 6 Month LIBOR on March 31, 2019. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2019	$1,643	0.4%	$—	—%
2020	8,284	2.2	8,292	2.2
2021	31,446	8.2	31,502	8.2
2022	49,528	13.0	53,009	13.9
2023	109,510	28.6	115,914	30.3
2024	101,601	26.5	100,020	26.2
2025	54,805	14.3	52,824	13.8
2026	26,021	6.8	20,765	5.4
Total	$382,838	100.0%	$382,326	100.0%
Results of Operations
Operating results for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Total investment income	$8,923	$8,265
Total expenses	4,525	4,872
Net investment income	4,398	3,393
Net realized gains (losses)	(866)	2,568
Net change in unrealized appreciation	555	560
Net increase in net assets resulting from operations	$4,087	$6,521
Investment Income
Interest and dividend income consisted of the following components for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018
Interest income on debt securities:
Cash interest	$8,168	$7,656
PIK interest	21	127
Net accretion/amortization of discounts/premiums	345	337
Total interest on debt securities	8,534	8,120
PIK dividend	261	111
Total interest and dividend income	$8,795	$8,231
Average Investments at cost	$381,288	$376,058
Average Income Generating Investments at cost (1)	$377,001	$373,444
Income return (2)	2.3%	2.2%

_________________

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented. Income return is not annualized.
The increase in interest and dividend income was driven by (i) the growth in the size of our income generating investments and (ii) an increase in the yield on our portfolio of investments. For the three months ended March 31, 2019 and March 31, 2018, yield on debt investments at cost was 9.4% and 8.8%, respectively. For the three months ended March 31, 2019 and March 31, 2018, PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered nonrecurring income for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018
Capital structuring fees	$51	$—
Administrative agency fees	9	8
Amendment fees and others	68	15
Commitment fees/other	—	11
Total fee income	$128	$34
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets, or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018
Fixed operating expenses:
Related party reimbursements (1)	$219	$161
Trustees fees	80	99
Professional services fees (2)	250	243
Other expenses	66	72
Total fixed operating expenses	615	575

Variable operating expenses:
Interest expense (3)	2,130	1,811
Administrative services (4)	51	53
Management fee	1,694	1,780
Custody services	24	27
Total variable operating expenses	3,899	3,671

Performance dependent expenses:
Performance-based incentive fee	11	626
Total performance dependent expenses	11	626

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$4,525	$4,872

_________________

(1)	Related party reimbursements increased due to additional personnel servicing the Master Fund.

(2)
Professional services fees include the expenses for third party service providers such as internal and independent auditors, chief compliance officer, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)
The composition of our interest expense for the three months ended March 31, 2019 and March 31, 2018 is reported in Note 7. Borrowings. The increase in interest expense is primarily due to increase in LIBO rates.

(4)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in incentive fee on realized and unrealized gains, offset by the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates and increase in average borrowings. For the three months ended March 31, 2019 and March 31, 2018, total borrowing cost were 5.67% and 4.83%, respectively. For the three months ended March 31, 2019 and March 31, 2018, average borrowings for the period were $150,278 and $150,000, respectively.
Net Realized Gain (Loss)
For the three months ended March 31, 2019, we had dispositions and principal repayments of $11.5 million, resulting in net realized losses of less than $0.1 million. We also had realized losses from our foreign currency forward contracts of $1.0 million primarily due the depreciation of the U.S. dollar against the British pound. For the three months ended March 31, 2018, we had dispositions and principal repayments of $70.6 million, resulting in net realized gains of $3.3 million, derived mainly from principal repayments on investments that featured call protection provisions. We also had realized losses from our foreign currency forward contracts of $0.7 million primarily due the depreciation of the U.S. dollar against the British pound.
For the three months ended March 31, 2019 and March 31, 2018, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
	2019	2018
Investments	$33	$3,269
Foreign currency forward contracts	(987)	(700)
Foreign currency transactions	88	(1)
Net realized gains (losses)	$(866)	$2,568
Changes in Unrealized Appreciation (Depreciation)
For the three months ended March 31, 2019 and March 31, 2018, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended March 31,
	2019	2018
Investments	$49	$745
Foreign currency forward contracts	523	(185)
Foreign currency transactions	(17)	—
Net change in unrealized appreciation	$555	$560

For the three months ended March 31, 2019 and March 31, 2018, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended March 31,
	2019	2018
Unrealized appreciation on all investments (1)	$4,203	$2,676
Unrealized depreciation on all investments (1)	(4,154)	(1,931)
Total net change in unrealized appreciation on all investments	$49	$745

Unrealized appreciation on Level 3 investments only (1)	$1,864	$1,818
Unrealized depreciation on Level 3 investments only (1)	(807)	(1,038)
Total net change in unrealized appreciation on Level 3 investments only	$1,057	$780
__________________

(1)	Amounts are net of any reclassification of realized gain or loss on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 15.59% increase in the value of their investment, or an annualized return of 3.43%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the three months ended March 31, 2019 and March 31, 2018, and the period from commencement to March 31, 2019. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2019	2018	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	1.74%	2.64%	15.59%	3.43%
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

Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2019, we had fifteen unfunded commitments totaling $7.7 million as compared to fifteen unfunded commitments totaling $8.5 million as of December 31, 2018. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Cash	$5,194	$2,555
Restricted cash (1)	8,550	7,587
Unused borrowing capacity	20,000	25,000
Principal receivable	112	7,701
Unfunded investment commitments	(7,749)	(8,471)
Payable for investments purchased	(584)	(4,736)
Other net working capital (2)	940	(2,300)
Total operational liquidity	$26,463	$27,336
__________________

(1)
Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 7. Borrowings).

(2)
Other net working capital is the sum of collateral deposits for foreign currency forward contracts, interest and dividend income receivable, and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.

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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	March 31, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$155,000	$—	$—	$155,000	$—
Interest on borrowings (1) (2)	30,103	8,032	16,064	6,007	—
Unused commitment fee (1)	557	203	354	—	—
Total - Financings	$185,660	$8,235	$16,418	$161,007	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$153,003	$—	$153,003	$—	$—
GCIF 2019 (3)	38,459	—	—	—	38,459
Total Liquidation of Feeder Funds' Investments	$191,462	$—	$153,003	$—	$38,459

______________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of March 31, 2019 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after March 31, 2019 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2019. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of March 31, 2019, GCIF 2016T owned 64.8% of our outstanding Common Shares and GCIF 2019 owned 16.3% of our outstanding Common Shares. The two initial investors accounted for the remaining 18.9% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Investments classified as Level 3 fair value	$265,735	$283,447
Total investments at fair value	$375,395	$374,114
Total assets	$392,318	$394,848
Percentage of investment portfolio classified as Level 3 fair value (1) (2)	70.8%	75.8%
Percentage of total assets classified as Level 3 fair value	67.7%	71.8%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2019 and December 31, 2018 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Fair Value of Level 3 Investments at Period End	$265,735	$283,447
Fair Value Assuming a 5% Increase in Value	279,022	297,619

Increase in unrealized appreciation	13,287	14,172
(Increase) in management fees (1)	(57)	(248)
(Increase) in performance based incentive fee (2)	(2,657)	(2,834)
Increase in net assets resulting from operations	$10,573	$11,090

Weighted average Common Shares outstanding (basic and diluted)	29,206,056	29,163,651
Common Shares outstanding at the end of the period	29,281,072	29,195,002

Increase in earnings per Common Share	$0.36	$0.38
Increase in net asset value per Common Share	$0.36	$0.38
_______________

(1)	Increase in management fee for the period ended March 31, 2019 represents only one quarter's worth of the change to the Master Fund's management fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
Investment Advisory Fees
See Note 2. Significant Accounting Policies.
Recent Accounting Standards
See Note 2. Significant Accounting Policies.
Contractual Obligations
We have entered into certain agreements under which we have material future commitments.
The Master Fund is a party to an Investment Advisory Agreement with Guggenheim, pursuant to which the Master Fund agreed to pay Guggenheim an investment advisory fee See Note 6. Related Party Agreements and Transactions for a more detailed description of the Investment Advisory Agreement. If the Investment Advisory Agreement is terminated, our costs may increase under any replacement investment advisory agreement that we subsequently enter into. We would also likely incur expenses in identifying and evaluating candidates to provide the services we expect to receive under any successor investment advisory agreement and administrative services agreement. Any successor investment advisory agreement would also be subject to approval by our shareholders.
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021, among other things. As of March 31, 2019 and December 31, 2018, we had borrowed $155.0 million and $150.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 93.4% of our debt investments (90.7% of our total investments), or $340.6 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of March 31, 2019.

Basis Points (bps) Increase	Annualized Interest Income Increase	Annualized Interest Expense Increase	Annualized Net Increase	Net Increase per Share
+50 bps	$1,702	$775	$927	$0.03
+100 bps	3,435	1,550	1,885	0.06
+150 bps	5,164	2,325	2,839	0.10
+200 bps	6,895	3,100	3,795	0.13
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2019 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 6, 2019, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
As of March 31, 2019, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 12, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) During the three months ended March 31, 2019, we sold 124,069 Shares to one of the Feeder Funds and received $1.0 million in equity capital. Our Shares were sold at a price of $8.06 per Share based on the then current net asset value. The proceeds from the sale of Shares were primarily deployed to acquire investments in portfolio companies.
(b) Not applicable.
(c) The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board may amend, suspend, or terminate the share repurchase program upon 30 days' notice.

The following table provides information concerning our repurchases of Common Shares for the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2019	—	—	—	—
February 1 to February 28, 2019	—	—	—	—
March 1 to March 31, 2019	38,000	8.09	38,000	—
Total	38,000		38,000	—
___________________

(1)	The maximum number of shares available for repurchase on March 15, 2019 was 729,091 shares.

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

Guggenheim Credit Income Fund

Date:	May 10, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Brian S. Williams
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

10.7
Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 12, 2019.)

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