Form 10-Q
period 2019-06-30
GUGGENHEIM CREDIT INCOME FUND
filed 2019-08-09
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01117
GUGGENHEIM CREDIT INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	47-2039472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 28,613,345 common shares outstanding as of August 5, 2019.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $381,057 and $384,784, respectively)	$376,172	$374,114
Cash	2,702	2,555
Restricted cash	8,089	7,587
Collateral deposits for foreign currency forward contracts	—	160
Interest and dividend income receivable	2,792	2,518
Principal receivable	5,120	7,701
Receivable from related parties	20	36
Prepaid expenses and other assets	71	177
Total assets	$394,966	$394,848

Liabilities
Credit facility payable, net of financing costs	$160,670	$148,482
Unrealized depreciation on foreign currency forward contracts	5	384
Payable for investments purchased	2,066	4,736
Accrued management fee	1,153	590
Payable to related parties	201	177
Distributions payable	—	3,394
Accounts payable, accrued expenses and other liabilities	841	853
Total liabilities	164,936	158,616
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$230,030	$236,232

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 28,613,345 and 29,195,002 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	$29	$29
Paid-in-capital in excess of par value	241,401	246,083
Accumulated earnings (loss), net of distributions (1)	(11,400)	(9,880)
Net assets	$230,030	$236,232
Net asset value per Common Share	$8.04	$8.09
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Interest income	$8,697	$8,365	$17,231	$16,485
Dividend income	278	236	539	347
Fee income	139	252	267	286
Total investment income	9,114	8,853	18,037	17,118
Operating Expenses
Interest expense	2,139	2,019	4,269	3,830
Management fee	1,718	1,816	3,412	3,596
Performance-based incentive fee	—	(11)	11	615
Administrative services	50	52	101	105
Custody services	25	31	49	58
Trustees fees	80	88	160	187
Professional services fees	239	214	489	457
Other expenses	260	168	545	401
Total expenses	4,511	4,377	9,036	9,249
Net investment income	4,603	4,476	9,001	7,869
Realized and unrealized gain (loss):
Net realized gains (losses) on:
Investments	(6,838)	(637)	(6,805)	2,632
Foreign currency forward contracts	861	927	(126)	227
Foreign currency transactions	(2)	(28)	86	(29)
Net realized gains (losses)	(5,979)	262	(6,845)	2,830
Net change in unrealized appreciation (depreciation) on:
Investments	5,736	(1,141)	5,785	(396)
Foreign currency forward contracts	(144)	816	379	631
Foreign currency forward transactions	—	35	(17)	35
Net change in unrealized appreciation (depreciation)	5,592	(290)	6,147	270
Net realized and unrealized gains (losses)	$(387)	$(28)	$(698)	$3,100
Net increase in net assets resulting from operations	$4,216	$4,448	$8,303	$10,969
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.16	$0.15	$0.31	$0.27
Earnings per Common Share - basic and diluted	$0.14	$0.15	$0.28	$0.38
Weighted average Common Shares outstanding - basic and diluted	29,178,344	29,151,096	29,192,124	29,151,096
Distributions per Common Share	$0.17	$0.19	$0.34	$0.36
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (2)
	Shares	Amount				Total
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	4,398	4,398
Net realized losses	—	—		—	(866)	(866)
Net change in unrealized appreciation	—	—		—	555	555
Net increase in net assets resulting from operations	—	—		—	4,087	4,087
Shareholder distributions:
Distributions from earnings	—	—		—	(4,717)	(4,717)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,717)	(4,717)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(38,000)	—	(1)	(307)	—	(307)
Net increase in net assets resulting from capital share transactions	86,070	—		693	—	693
Net increase (decrease) for the period	86,070	—		693	(630)	63
Balance at March 31, 2019	29,281,072	$29		$246,776	$(10,510)	$236,295
Operations:
Net investment income	—	—		—	4,603	4,603
Net realized losses	—	—		—	(5,979)	(5,979)
Net change in unrealized appreciation	—	—		—	5,592	5,592
Net increase in net assets resulting from operations	—	—		—	4,216	4,216
Shareholder distributions:
Distributions from earnings	—	—		—	(5,106)	(5,106)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(5,106)	(5,106)
Capital share transactions:
Repurchase of Common Shares	(667,727)	—	(1)	(5,375)	—	(5,375)
Net decrease in net assets resulting from capital share transactions	(667,727)	—		(5,375)	—	(5,375)
Net decrease for the period	(667,727)	—		(5,375)	(890)	(6,265)
Balance at June 30, 2019	28,613,345	$29		$241,401	$(11,400)	$230,030
_____________________

(1)	Amount is less than $1,000.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (2)
	Shares	Amount			Total
Balance at December 31, 2017	29,151,096	$29	$245,721	$2,731	$248,481
Operations:
Net investment income	—	—	—	3,393	3,393
Net realized gains	—	—	—	2,568	2,568
Net change in unrealized appreciation	—	—	—	560	560
Net increase in net assets resulting from operations (1)	—	—	—	6,521	6,521
Shareholder distributions:
Distributions from earnings (1)	—	—	—	(5,101)	(5,101)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(5,101)	(5,101)
Net increase for the period	—	—	—	1,420	1,420
Balance at March 31, 2018	29,151,096	$29	$245,721	$4,151	$249,901
Operations:
Net investment income	—	—	—	4,476	4,476
Net realized gains	—	—	—	262	262
Net change in unrealized depreciation	—	—	—	(290)	(290)
Net increase in net assets resulting from operations (1)	—	—	—	4,448	4,448
Shareholder distributions:
Distributions from earnings (1)	—	—	—	(5,399)	(5,399)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(5,399)	(5,399)
Net decrease for the period	—	—	—	(951)	(951)
Balance at June 30, 2018	29,151,096	$29	$245,721	$3,200	$248,950
_____________________

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Standards.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$8,303	$10,969
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind income	(535)	(404)
Amortization of premium/accretion of discount, net	(707)	(661)
Proceeds from sales of investments	23,376	18,364
Proceeds from paydowns on investments	13,958	102,816
Net receipt of settlement of derivatives	(1,605)	—
Net payment of settlement of derivatives	1,731	—
Net realized loss on derivatives	(126)	—
Purchase of investments	(39,170)	(130,670)
Net realized (gains) losses on investments	6,805	(2,632)
Net change in unrealized (appreciation) depreciation on investments	(5,785)	396
Net change in unrealized appreciation on foreign currency forward contracts	(379)	(631)
Amortization of deferred financing costs	188	247
(Increase) decrease in operating assets:
Interest and dividend income receivable	(274)	(875)
Principal receivable	2,581	39
Receivable from related parties	16	(8)
Prepaid expenses and other assets	106	14
Increase (decrease) in operating liabilities:
Payable for investments purchased	(2,670)	24,796
Accrued management fee	563	623
Accrued performance-based incentive fee	—	615
Payable to related parties	24	(48)
Accounts payable, accrued expenses and other liabilities	(12)	(174)
Net cash provided by operating activities	6,388	22,776
Financing activities
Issuance of Common Shares	1,000	—
Repurchase of Common Shares	(5,682)	—
Credit facility borrowings	12,000	—
Payment of financing costs	—	(875)
Distributions paid	(13,217)	(10,500)
Net cash used in financing activities	(5,899)	(11,375)
Net increase in restricted and unrestricted cash	489	11,401
Restricted and unrestricted cash, beginning of period	10,302	25,620
Restricted and unrestricted cash, end of period	$10,791	$37,021
Reconciliation of restricted and unrestricted cash
Cash	2,702	9,495
Restricted cash	8,089	28,166
Collateral deposits for foreign currency forward contracts	—	(640)
Total restricted and unrestricted cash	$10,791	$37,021
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$4,003	$3,552
Financing cost payable	$—	$70
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 157.6%
Aerospace & Defense
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.69%	6/12/2021	3,452	$3,434	$3,339	1.5%
Tronair, Inc		Senior Secured Loans - First Lien	L+4.75%	7.56%	9/8/2023	3,890	3,862	3,540	1.5%
Total Aerospace & Defense							7,296	6,879	3.0%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+5.25%	7.58%	11/17/2023	11,700	11,395	10,339	4.5%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	9.98%	8/30/2024	2,985	2,667	2,806	1.2%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.90%	8/1/2025	1,985	1,967	1,981	0.9%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	8.40%	11/1/2024	3,850	3,673	3,812	1.7%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.65%	3/20/2025	3,247	3,233	3,193	1.4%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	5.74%	3/20/2023	54	34	34	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2025	—	—	(7)	—%
							3,267	3,220	1.4%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.50%	6.93%	6/14/2024	1,254	1,239	1,249	0.5%
Total Automotive							24,208	23,407	10.2%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	10.36%	8/16/2024	£2,405	3,005	3,002	1.3%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	10.39%	8/16/2024	£740	941	912	0.4%
							3,946	3,914	1.7%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,780	1.6%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	8.19%	6/14/2021	375	368	374	0.2%
Total Banking, Finance, Insurance & Real Estate							8,314	8,068	3.5%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,205	12,346	5.4%

CTI Foods Holdings Co., LLC (First Out)	(14)	Senior Secured Loans - First Lien	L+7.00%	9.58%	5/3/2024	1,972	1,972	1,982	0.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods Holdings Co., LLC (Last Out)	(13) (14)	Senior Secured Loans - First Lien	L+8.00%	10.58%	5/3/2024	774	774	754	0.3%
							2,746	2,736	1.2%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.90%	3/31/2023	902	896	895	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.93%	3/31/2023	837	830	831	0.4%
							1,726	1,726	0.8%

Parts Town, LLC		Senior Secured Loans - First Lien	L+4.00%	6.33%	12/9/2024	4,186	4,170	4,057	1.8%
Parts Town, LLC	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.33%	12/8/2025	4,250	4,218	4,123	1.8%
							8,388	8,180	3.6%
Total Beverage, Food & Tobacco							25,065	24,988	11.0%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,918	0.8%
Total Capital Equipment							2,000	1,918	0.8%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	7.98%	4/29/2025	5,200	5,166	5,164	2.2%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.98%	4/29/2025	133	36	36	—%
							5,202	5,200	2.2%

Drew Marine	(12)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.64%	5/17/2026	1,000	985	985	0.4%
Ilpea Parent, Inc.	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	7.16%	3/2/2023	5,569	5,514	5,556	2.4%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,500	1,473	1,478	0.6%
Total Chemicals, Plastics & Rubber							13,174	13,219	5.6%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.20%	6/26/2023	5,456	5,389	5,420	2.4%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.45%	6/26/2024	6,000	5,901	5,865	2.5%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.20%	6/24/2022	49	15	16	—%
							11,305	11,301	4.9%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.65%	6/15/2025	1,753	1,738	1,742	0.8%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.90%	6/15/2026	1,756	1,675	1,683	0.7%
							3,413	3,425	1.5%
Total Construction & Building							14,718	14,726	6.4%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.73%	1/31/2025	3,639	3,605	3,606	1.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Galls LLC (Delayed Draw B)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	8.71%	1/31/2025	536	530	533	0.2%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.83%	1/31/2024	480	418	420	0.2%
Total Consumer Goods: Non-Durable							4,553	4,559	2.0%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,115	4,200	1.8%
PlayPower	(13)	Senior Secured Loans - First Lien	L+5.50%	7.90%	4/29/2026	1,300	1,287	1,305	0.6%
Total Consumer Goods: Durable							5,402	5,505	2.4%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.15%	9/23/2021	5,266	4,976	4,871	2.1%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	5.44%	3/28/2025	1,990	1,854	1,905	0.8%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	7.09%	5/26/2023	3,467	3,441	3,311	1.4%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	11.09%	11/26/2023	3,000	2,966	2,835	1.2%
							6,407	6,146	2.6%
Total Containers, Packaging & Glass							13,237	12,922	5.5%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,983	1,560	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	10.09%	6/14/2022	4,438	4,403	4,354	1.9%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	9.41%	9/29/2022	3,000	2,956	2,955	1.3%
Permian Production Partners	(15)	Senior Secured Loans - First Lien	L+6.00%	8.41%	5/20/2024	3,800	3,670	2,945	1.3%
Total Energy: Oil & Gas							13,012	11,814	5.2%
Healthcare & Pharmaceuticals
Alegeus Technologies	(15)	Senior Secured Loans - First Lien	L+6.25%	8.84%	9/5/2024	8,000	7,932	7,965	3.4%

Alltech	(13)(15)	Senior Unsecured Debt	L+8.25%	10.65%	7/21/2023	14,375	14,243	14,255	6.2%
Alltech	(13)(15)	Senior Unsecured Debt	E+8.25%	9.25%	7/21/2023	€601	622	678	0.3%
							14,865	14,933	6.5%

Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	6.00%	7/15/2023	4,965	4,009	3,575	1.6%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.58%	8/15/2023	12,000	11,811	11,903	5.2%
Total Healthcare & Pharmaceuticals							38,617	38,376	16.7%
Hotel, Gaming & Leisure
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.40%	1/23/2025	2,370	2,367	2,361	1.0%
Stadium Management Group		Senior Secured Loans - Second Lien	L+7.00%	9.44%	1/23/2026	2,400	2,395	2,433	1.1%
							4,762	4,794	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Hotel, Gaming & Leisure							4,762	4,794	2.1%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.70%	5/17/2024	6,369	6,305	6,322	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.43%	11/18/2024	3,338	3,304	3,305	1.4%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/9/2021	—	(57)	(43)	—%
							9,552	9,584	4.1%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.40%	5/4/2022	1,953	1,937	1,868	0.8%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,963	1,934	0.8%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,505	1,458	1,377	0.6%
							5,358	5,179	2.2%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	8.90%	6/15/2024	8,154	8,109	8,054	3.5%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(35)	(34)	—%
							8,074	8,020	3.5%
Total Media: Advertising, Printing & Publishing							22,984	22,783	9.8%
Retail
At Home Group		Senior Secured Loans - First Lien	L+3.50%	6.08%	6/3/2022	320	287	291	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.29%	12/12/2022	1,423	1,333	1,155	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	2/17/2023	10,800	10,583	9,612	4.2%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	736	684	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	8.09%	7/5/2022	4,363	4,323	4,286	1.9%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	8.09%	7/5/2022	492	492	483	0.2%
							4,815	4,769	2.1%

Save-a-Lot	(12)(13)	Senior Secured Loans - First Lien	L+6.00%	8.60%	12/5/2023	2,881	1,515	1,547	0.7%
Smart & Final Stores LLC	(13)	Senior Secured Loans - First Lien	L+6.75%	9.08%	5/31/2026	4,000	3,601	3,715	1.6%
Total Retail							22,870	21,773	9.5%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.65%	8/25/2025	3,970	3,717	3,831	1.7%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.50%	6.23%	6/16/2025	£2,060	2,537	2,534	1.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	8/11/2025	890	847	859	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(49)	(47)	—%
							3,335	3,346	1.5%

Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	6.90%	10/7/2021	4,755	4,726	4,746	2.1%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.52%	9/30/2024	5,910	5,810	5,777	2.5%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	6.85%	6/20/2024	1,514	1,502	1,502	0.7%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.91%	4/3/2025	2,871	2,816	2,855	1.2%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	6.40%	3/29/2025	2,685	2,675	2,672	1.2%
Park Place Technologies		Senior Secured Loans - Second Lien	L+8.00%	10.40%	3/29/2026	3,404	3,382	3,374	1.5%
							6,057	6,046	2.7%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	6.44%	6/23/2025	1,588	1,549	1,551	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.49%	5/23/2025	44	36	32	—%
							1,585	1,583	0.7%

YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	12.44%	7/10/2026	5,000	4,675	4,356	1.9%
Total Services: Business							34,223	34,042	15.0%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.85%	2/28/2022	7,018	6,922	6,926	3.0%
Air Newco, LLC	UK(10)(11)	Senior Secured Loans - First Lien	L+4.75%	7.16%	5/31/2024	2,791	2,785	2,793	1.2%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.95%	9/9/2024	3,303	3,235	3,239	1.4%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(38)	(37)	—%
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	9.67%	1/10/2025	4,900	4,838	4,850	2.1%
							4,800	4,813	2.1%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.39%	11/21/2022	6,235	6,202	6,209	2.7%
Bullhorn, Inc. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.75%	9.28%	11/21/2022	1,493	1,488	1,487	0.6%
Bullhorn, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	11/21/2022	—	(27)	(27)	—%
							7,663	7,669	3.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.50%	7.38%	1/7/2026	£2,638	3,334	3,303	1.4%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.00%	1/7/2026	£338	426	429	0.2%
							3,760	3,732	1.6%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	6.19%	3/20/2024	2,000	1,924	1,920	0.8%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	6.15%	11/29/2024	1,985	1,960	1,965	0.9%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.12%	4/28/2025	1,931	1,897	1,915	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.37%	4/27/2026	462	453	458	0.2%
Datix Bidco 1L TL B3	(15)	Senior Secured Loans - First Lien	L+4.50%	6.90%	4/27/2025	3,048	3,003	3,023	1.3%
Datix Bidco 2L TL TRANCHE 3	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.90%	5/20/2027	4,696	4,626	4,652	2.0%
							9,979	10,048	4.3%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	6.85%	1/22/2024	634	625	634	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£528	728	671	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	110	—%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	421	413	0.2%
							1,892	1,828	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.15%	8/31/2023	6,516	6,400	6,402	2.8%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.15%	8/31/2023	1,461	1,425	1,436	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	8/31/2022	—	(30)	(29)	—%
							7,795	7,809	3.4%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	6.33%	12/2/2022	958	952	958	0.4%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	6.44%	12/2/2022	510	508	510	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	6.44%	12/2/2022	185	185	185	0.1%
							1,645	1,653	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	8.58%	12/20/2021	6,688	6,671	6,688	2.9%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	—	(20)	(20)	—%
							6,651	6,668	2.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.65%	1/27/2023	6,184	6,141	6,184	2.7%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.69%	1/27/2023	393	393	393	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	12.15%	7/27/2023	4,388	4,330	4,431	1.9%
							10,864	11,008	4.8%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.40%	12/12/2023	5,455	5,351	5,355	2.3%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.40%	12/12/2023	1,151	1,118	1,130	0.5%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.38%	12/12/2022	346	304	306	0.1%
							6,773	6,791	2.9%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	9.15%	6/24/2024	5,591	5,485	5,515	2.4%
Total Technology							84,133	84,377	36.5%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	5.90%	7/23/2025	2,243	2,233	2,223	1.0%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	9.90%	7/23/2026	2,500	2,476	2,466	1.1%
							4,709	4,689	2.1%
Total Telecommunications							4,709	4,689	2.1%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,754	4,614	2.0%
Total Transportation: Cargo							4,754	4,614	2.0%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.95%	2/28/2025	6,000	5,901	5,925	2.6%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.83%	8/21/2020	2,907	2,883	2,628	1.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	10/18/2022	4,863	4,686	4,850	2.1%
Total Utilities: Electric							13,470	13,403	5.8%
Utilities: Oil & Gas
SeaPort		Senior Secured Loans - First Lien	L+5.50%	7.91%	10/31/2025	5,970	5,804	5,851	2.5%
Total Utilities: Oil & Gas							5,804	5,851	2.5%
Total Debt Investments							$367,305	$362,707	157.6%

Equity investments - 5.9%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		218,816	$4,325	$4,376	1.9%
Total Banking, Finance, Insurance & Real Estate							4,325	4,376	1.9%
Beverage, Food & Tobacco

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Chef Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	2,459	2,459	1.1%
Total Beverage, Food & Tobacco							2,459	2,459	1.1%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	3,297	3,191	1.4%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	147	0.1%
Total Energy: Oil & Gas							3,745	3,338	1.5%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		66,230	166	203	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,797	2,796	2,797	1.2%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	262	0.1%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,223	3,292	1.4%
Total Equity Investments							$13,752	$13,465	5.9%

Total Investments - 163.5%							$381,057	$376,172	163.5%

June 30, 2019 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	7/15/2019	€786	$694	—	$(4)	—%
JPMorgan Chase Bank	7/15/2019	£23,947	$18,842	—	$(1)	—%
					$(5)	—%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR, or Prime based on each respective credit agreement. As of June 30, 2019, LIBO rates ranged between 2.40% for 1-month LIBOR to 2.32% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2019.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of June 30, 2019, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $2.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $6.9 million; the net unrealized depreciation was $4.9 million; the aggregate cost of securities for Federal income tax purposes was $381.1 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of June 30, 2019 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of June 30, 2019, qualifying assets represented 82% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of June 30, 2019.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of June 30, 2019; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	9.00%	0.75%	8.25%	The Portfolio Company may elect PIK up to 0.75%
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%
CTI Foods Holdings Co., LLC (Last Out)	L+8.00%	6.00%	L+2.00%	The Portfolio Company may elect PIK up to 6.00%
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Lytx, Inc.	11.50%	11.50%	—%	The Portfolio Company may elect PIK up to 11.50%
McGraw-Hill Global Education Holdings	11.00%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR=Ireland

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 153.9%
Aerospace & Defense
Advanced Integration Technology	(15)	Senior Secured Loans - First Lien	L+4.75%	7.46%	4/3/2023	1,256	$1,256	$1,244	0.5%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.60%	6/12/2021	3,470	3,448	3,331	1.4%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	7.56%	9/8/2023	3,910	3,879	3,792	1.6%
Total Aerospace & Defense							8,583	8,367	3.5%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+5.25%	8.05%	11/17/2023	11,760	11,425	11,270	4.8%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.88%	8/1/2025	1,995	1,976	1,960	0.8%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	8.52%	11/1/2024	4,000	3,804	3,980	1.7%

Mavis Tire Express Services Corp.	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	3,165	3,151	3,063	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	76	75	73	—%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+3.25%	N/A	2/28/2025	—	(24)	(23)	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2025	—	—	(14)	—%
							3,202	3,099	1.3%

Trico Group LLC	(15)	Senior Secured Loans - First Lien	L+6.50%	9.21%	2/2/2024	5,366	5,235	5,272	2.2%
WESCO Group	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	7.06%	6/14/2024	1,260	1,244	1,246	0.5%
Total Automotive							26,886	26,827	11.3%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	10.39%	8/16/2024	£2,405	2,999	2,975	1.3%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	G+6.75%	N/A	8/16/2024	£—	(31)	(49)	—%
							2,968	2,926	1.3%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,418	1.4%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	8.53%	6/14/2021	375	367	371	0.2%
Total Banking, Finance, Insurance & Real Estate							7,335	6,715	2.9%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£10,000	12,192	12,380	5.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	9.53%	7/29/2022	4,800	4,754	4,757	2.0%
CTI Foods	(12)	Senior Secured Loans - First Lien	L+3.50%	6.10%	6/29/2020	5,370	5,001	4,077	1.7%
CTI Foods	(18)	Senior Secured Loans - Second Lien	L+7.25%	9.85%	6/28/2021	5,000	4,774	533	0.2%
							9,775	4,610	1.9%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	907	900	896	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	844	836	833	0.4%
							1,736	1,729	0.8%

Parts Town, LLC	(15)	Senior Secured Loans - First Lien	L+4.00%	6.80%	12/9/2024	4,208	4,190	4,123	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.80%	12/8/2025	4,250	4,215	4,208	1.8%
							8,405	8,331	3.5%
Total Beverage, Food & Tobacco							36,862	31,807	13.4%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,930	0.8%
Great Lakes Dredge and Dock	(11)(13)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	1,488	1,514	1,512	0.7%
Total Capital Equipment							3,514	3,442	1.5%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	7.28%	3/2/2023	5,665	5,602	5,608	2.4%
Total Chemicals, Plastics & Rubber							5,602	5,608	2.4%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	6/26/2023	5,483	5,409	5,325	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	6/26/2024	6,000	5,894	5,847	2.5%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	N/A	6/24/2022	49	10	11	—%
							11,313	11,183	4.7%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.72%	6/15/2025	2,985	2,957	2,909	1.2%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.97%	6/15/2026	3,000	2,856	2,783	1.2%
							5,813	5,692	2.4%
Total Construction & Building							17,126	16,875	7.1%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.77%	1/31/2025	3,657	3,621	3,584	1.5%
Galls LLC (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.25%	8.62%	1/31/2025	411	407	403	0.2%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.49%	1/31/2024	274	207	208	0.1%
Galls LLC (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	1/31/2025	—	—	(14)	—%
							4,235	4,181	1.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	894	887	889	0.4%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	4,610	4,577	4,583	1.9%
							5,464	5,472	2.3%
Total Consumer Goods: Non-Durable							9,699	9,653	4.1%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,129	3,910	1.7%
Total Consumer Goods: Durable							4,129	3,910	1.7%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.27%	9/23/2021	5,294	4,944	4,994	2.1%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	7.15%	5/26/2023	3,484	3,457	3,431	1.4%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	11.15%	11/26/2023	3,000	2,962	2,978	1.3%
							6,419	6,409	2.7%
Total Containers, Packaging & Glass							11,363	11,403	4.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,982	1,709	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	10.30%	6/14/2022	4,813	4,770	4,722	2.0%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	9.53%	9/29/2022	3,000	2,951	3,000	1.3%
Permian Production Partners	(15)	Senior Secured Loans - First Lien	L+6.00%	8.51%	5/20/2024	3,900	3,756	3,822	1.6%
Total Energy: Oil & Gas							13,459	13,253	5.6%
Healthcare & Pharmaceuticals
Alegeus Technologies, LLC.	(15)	Senior Secured Loans - First Lien	L+6.25%	8.66%	9/5/2024	8,000	7,924	7,860	3.3%

Alltech	(13)(15)	Senior Unsecured Debt	L+8.25%	10.77%	7/21/2023	14,375	14,230	14,238	6.0%
Alltech	(13)(15)	Senior Unsecured Debt	E+8.25%	9.25%	7/21/2023	€601	621	682	0.3%
							14,851	14,920	6.3%

Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	5.38%	1/15/2023	4,250	3,480	3,230	1.4%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	8/15/2023	12,000	11,798	11,891	5.0%
Total Healthcare & Pharmaceuticals							38,053	37,901	16.0%
Hotel, Gaming & Leisure
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.52%	1/23/2025	2,382	2,379	2,315	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.52%	1/23/2026	2,400	2,395	2,372	1.0%
							4,774	4,687	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Hotel, Gaming & Leisure							4,774	4,687	2.0%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.77%	5/17/2024	6,480	6,413	6,419	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.50%	11/18/2024	4,000	3,956	3,922	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(69)	(57)	—%
							10,300	10,284	4.3%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.52%	5/4/2022	1,980	1,961	1,795	0.7%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,957	1,746	0.7%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,933	1,560	0.7%
							5,851	5,101	2.1%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	6/15/2024	8,196	8,147	7,919	3.4%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.50%	N/A	6/15/2023	—	(39)	(39)	—%
							8,108	7,880	3.4%
Total Media: Advertising, Printing & Publishing							24,259	23,265	9.8%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.36%	12/12/2022	1,433	1,331	1,163	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	2/17/2023	11,100	10,852	11,072	4.7%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	717	693	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	4,385	4,339	4,319	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	494	494	487	0.2%
							4,833	4,806	2.0%

Welcome Break Limited	UK(10)(11)(15)	Senior Secured Loans - Second Lien	G+8.00%	8.82%	1/30/2023	1,540	1,902	1,943	0.8%
Total Retail							19,635	19,677	8.3%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.76%	8/20/2025	3,990	3,720	3,821	1.6%

Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.97%	8/11/2025	890	844	857	0.4%
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.50%	6.23%	8/11/2025	£2,060	2,528	2,539	1.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.50%	N/A	8/9/2024	—	(53)	(52)	—%
							3,319	3,344	1.5%

Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	7.02%	10/7/2021	4,867	4,838	4,810	2.0%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.71%	9/30/2024	5,940	5,832	5,792	2.5%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	7.30%	6/20/2024	1,522	1,508	1,499	0.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.88%	4/3/2025	2,886	2,827	2,835	1.2%

Park Place Technologies	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	3/29/2025	2,699	2,688	2,675	1.1%
Park Place Technologies	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.52%	3/29/2026	3,404	3,381	3,387	1.4%
							6,069	6,062	2.5%

SLR Consulting	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	5/23/2025	1,588	1,547	1,498	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.00%	1.40%	5/23/2025	—	(8)	(29)	—%
							1,539	1,469	0.7%

YAK Access, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+10.00%	12.43%	7/10/2026	5,000	4,661	4,050	1.7%
Total Services: Business							34,313	33,682	14.3%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	11.05%	2/28/2022	7,054	6,941	6,945	2.9%
Air Newco, LLC	(11)	Senior Secured Loans - First Lien	L+4.75%	7.14%	5/31/2024	2,805	2,798	2,784	1.2%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	11.27%	9/9/2024	3,311	3,238	3,232	1.4%

Apptio, Inc.	(9)(12)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(41)	(40)	—%
Apptio, Inc.	(12)(15)	Senior Secured Loans - First Lien	L+7.25%	9.77%	12/3/2024	3,916	3,872	3,872	1.6%
							3,831	3,832	1.6%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	5,671	5,643	5,533	2.3%
Bullhorn, Inc. (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	1,501	1,494	1,464	0.6%
Bullhorn, Inc. (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	0.50%	11/21/2022	296	266	268	0.1%
							7,403	7,265	3.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+6.50%	7.41%	6/2/2024	2,638	3,335	3,296	1.4%
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+7.00%	7.00%	6/2/2024	338	426	430	0.2%
							3,761	3,726	1.6%

Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.52%	3/20/2025	3,000	2,974	2,925	1.2%
Cvent, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+3.75%	6.27%	11/29/2024	1,995	1,968	1,915	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.28%	4/28/2025	1,931	1,895	1,899	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.53%	9/24/2026	462	453	451	0.2%
							2,348	2,350	1.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.75%	7.05%	1/22/2024	634	624	622	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£528	728	660	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	117	110	—%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	420	412	0.2%
							1,889	1,804	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	6,549	6,421	6,394	2.7%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	1,468	1,429	1,433	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(34)	(34)	—%
							7,816	7,793	3.3%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	963	956	963	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	512	510	512	0.2%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	186	186	186	0.1%
							1,652	1,661	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	9.06%	12/20/2021	6,993	6,972	6,993	3.0%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.25%	N/A	12/20/2021	—	(24)	(24)	—%
							6,948	6,969	3.0%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	6,215	6,167	6,215	2.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	395	395	395	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	12.27%	7/27/2023	4,388	4,328	4,341	1.9%
							10,890	10,951	4.7%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.79%	12/12/2023	5,483	5,368	5,341	2.3%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	12/12/2022	346	299	299	0.1%
							5,667	5,640	2.4%

Wind River Systems	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/17/2019	—	(30)	(34)	—%
Wind River Systems	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.57%	6/24/2024	5,647	5,482	5,562	2.4%
							5,452	5,528	2.4%
Total Technology							75,576	75,320	32.0%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	6.02%	7/23/2025	2,253	2,242	2,240	1.0%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	10.02%	7/23/2026	2,500	2,476	2,456	1.0%
							4,718	4,696	2.0%
Total Telecommunications							4,718	4,696	2.0%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,730	4,030	1.7%
Total Transportation: Cargo							4,730	4,030	1.7%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.63%	2/28/2025	6,000	5,895	5,880	2.5%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+6.50%	9.30%	8/21/2020	2,922	2,888	2,634	1.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.80%	10/18/2022	4,888	4,687	4,668	2.0%
Total Utilities: Electric							13,470	13,182	5.6%

Utilities: Oil & Gas
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,219	1,834	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,782	1,493	0.6%
							4,001	3,327	1.4%

SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	8.03%	10/31/2025	6,000	5,823	6,000	2.5%
Total Utilities: Oil & Gas							9,824	9,327	3.9%
Total Debt Investments							$373,910	$363,627	153.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Equity investments - 4.4%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		201,713	$3,983	$4,034	1.7%
Total Banking, Finance, Insurance & Real Estate							3,983	4,034	1.7%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	3,413	3,222	1.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	162	0.1%
Total Energy: Oil & Gas							3,861	3,384	1.4%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		1,656	165	204	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,604	2,604	2,604	1.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	231	0.1%
Wolfhound Parent Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,030	3,069	1.3%
Total Equity Investments							$10,874	$10,487	4.4%

Total Investments - 158.3%							$384,784	$374,114	158.3%

December 31, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2019	£(108)	$(85)	—	$1	—%
JPMorgan Chase Bank	1/14/2019	$841	£665	—	$(7)	—%
JPMorgan Chase Bank	1/14/2019	$27,982	£22,230	—	$(373)	(0.2)%
JPMorgan Chase Bank	1/14/2019	$795	€697	—	$(5)	—%
					$(384)	(0.2)%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

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

(8)
As of December 31, 2018, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.6 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $12.7 million; the net unrealized depreciation was $11.1 million; the aggregate cost of securities for Federal income tax purposes was $384.8 million.

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

Note 1. Principal Business and Organization
Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market United States (U.S.) companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares ("Shares" or "Common Shares") to one or more affiliated feeder funds in a continuous series of private placement transactions.
Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor") is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio.
As of June 30, 2019, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
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
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. An illiquidity discount may be applied where appropriate.
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
Security Transactions and Realized/Unrealized Gains or Losses
Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. All investments sold are derecognized on the trade date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale, inclusive of any prepayment premiums and (ii) the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily measures the change in investment values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements (Unaudited)

Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind ("PIK") interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
If the portfolio company's valuation indicates the value of the PIK security is not sufficient to cover the contractual PIK interest, the Master Fund will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Master Fund determines it is not collectible.
Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on non-accrual status. Interest payments received on debt securities on non-accrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on non-accrual status are restored to accrual status when past due principal and interest are paid, and, in management’s judgment, such securities are likely to remain current on interest payment obligations. The Master Fund may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.
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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2019, open U.S. Federal and state income tax years include the tax years ended December 31, 2015 through December 31, 2018. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
Securities Exchange Commission (“SEC”) Disclosure Update and Simplification:
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal quarter ended March 31, 2019. The SEC Release required presentation changes to the Company's Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, accumulated earnings (loss), net of distributions, on the Consolidated Statements of Assets and Liabilities, as three components: 1) accumulated undistributed (distributions in excess of) net investment income; 2) accumulated undistributed net realized gain (loss) and 3) net unrealized appreciation (depreciation) and presented distributions from earnings on the Consolidated Statements of Changes in Net Assets as three components: 1) distributions from net investment income; 2) distributions from net realized gains and 3) distributions in excess of net investment income. In accordance with the SEC Release, accumulated earnings and distributions from earnings are shown in total on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to comparative periods presented in the consolidated financial statements.
The following table provides the reconciliation of the components of net increase in net assets from operations to conform to the current period presentation for the six months ended June 30, 2018:

	For the three months ended March 31, 2018	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Net investment income	$3,393	$4,476	$7,869
Net realized gains	2,568	262	2,830
Net change in unrealized appreciation	560	(290)	270
Net increase in net assets resulting from operations	$6,521	$4,448	$10,969

Notes to Consolidated Financial Statements (Unaudited)

The following table provides the reconciliation of the components of distributions from earnings to conform to the current period presentation for the six months ended June 30, 2018:

For the six months ended June 30, 2018
Shareholder Distributions:
Distribution from net investment income	$(7,869)
Distribution from realized gain	(2,291)
Distribution in excess of net investment income	(340)
Distributions from earnings	$(10,500)

Distributions from earnings for the three months ended March 31, 2018	$(5,101)
Distributions from earnings for the three months ended June 30, 2018	(5,399)
$(10,500)
The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated distributions in excess of net investment income	$(32)
Accumulated undistributed net realized gain	1,189
Net unrealized depreciation	(11,037)
Accumulated loss, net of distributions	$(9,880)
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of June 30, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$264,880	$261,890	69.6%	$260,745	$258,675	69.2%
Senior secured loans - second lien	61,069	60,764	16.2	67,871	62,967	16.8
Senior secured bonds	19,061	18,234	4.8	17,558	15,690	4.2
Senior unsecured debt	22,295	21,819	5.8	27,736	26,295	7.0
Total senior debt	$367,305	$362,707	96.4%	$373,910	$363,627	97.2%
Equity and other	13,752	13,465	3.6	10,874	10,487	2.8
Total investments	$381,057	$376,172	100.0%	$384,784	$374,114	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2019			December 31, 2018
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$87,356	$87,669	23.4%	$78,606	$78,389	21.0%
Healthcare & Pharmaceuticals	38,617	38,376	10.2	38,053	37,901	10.1
Services: Business	34,223	34,042	9.0	34,313	33,682	9.0
Beverage, Food & Tobacco	27,524	27,447	7.3	36,862	31,807	8.5
Automotive	24,208	23,407	6.2	26,886	26,827	7.2
Media: Advertising, Printing & Publishing	22,984	22,783	6.1	24,259	23,265	6.2
Retail	22,870	21,773	5.8	19,635	19,677	5.3
Energy: Oil & Gas	16,757	15,152	4.0	17,320	16,637	4.4
Construction & Building	14,718	14,726	3.9	17,126	16,875	4.5
Utilities: Electric	13,470	13,403	3.6	13,470	13,182	3.5
Containers, Packaging & Glass	13,237	12,922	3.4	11,363	11,403	3.0
Banking, Finance, Insurance & Real Estate (1)	12,639	12,444	3.3	11,318	10,749	2.9
Chemicals, Plastics & Rubber	13,174	13,219	3.5	5,602	5,608	1.5
Aerospace & Defense	7,296	6,879	1.8	8,583	8,367	2.2
Utilities: Oil & Gas	5,804	5,851	1.6	9,824	9,327	2.5
Consumer Goods: Durable	5,402	5,505	1.5	4,129	3,910	1.0
Hotel, Gaming & Leisure	4,762	4,794	1.3	4,774	4,687	1.3
Telecommunications	4,709	4,689	1.2	4,718	4,696	1.3
Transportation: Cargo	4,754	4,614	1.2	4,730	4,030	1.1
Consumer goods: Non-durable	4,553	4,559	1.2	9,699	9,653	2.6
Capital Equipment	2,000	1,918	0.5	3,514	3,442	0.9
Total investments	$381,057	$376,172	100.0%	$384,784	$374,114	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of June 30, 2019 and December 31, 2018.

Geographic Dispersion	June 30, 2019	December 31, 2018
United States of America	85.2%	86.3%
United Kingdom	9.5	9.0
Canada	2.8	2.3
Italy	1.5	1.5
Ireland	1.0	0.9
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of June 30, 2019 and December 31, 2018:

June 30, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	July 15, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$786	$790	$(4)
GBP	July 15, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,842	23,947	23,948	(1)
Total					$24,733	$24,738	$(5)

December 31, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£(85)	$(108)	$(109)	$1
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£665	841	848	(7)
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£22,230	27,982	28,355	(373)
EUR	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	795	800	(5)
Total					$29,510	$29,894	$(384)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and six months ended June 30, 2019 and June 30, 2018:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement Location	2019	2018	2019	2018
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$861	$927	$(126)	$227
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(144)	816	379	631
Net realized and unrealized gains on foreign currency forward contracts		$717	$1,743	$253	$858

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of June 30, 2019 and December 31, 2018:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
June 30, 2019	JP Morgan Chase Bank, N.A.	$—	$(5)	$—	$(5)
December 31, 2018	JP Morgan Chase Bank, N.A.	$—	$(384)	$160	$(224)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of June 30, 2019 and December 31, 2018, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$85,369	$176,521	$261,890
Senior secured loans - second lien	—	14,312	46,452	60,764
Senior secured bonds	—	18,234	—	18,234
Senior unsecured debt	—	4,952	16,867	21,819
Total senior debt	$—	$122,867	$239,840	$362,707
Equity and other	147	—	13,318	13,465
Total investments	$147	$122,867	$253,158	$376,172
Percentage	0.0%	32.7%	67.3%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(5)	$—	$(5)

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$54,117	$204,558	$258,675
Senior secured loans - second lien	—	11,069	51,898	62,967
Senior secured bonds	—	15,690	—	15,690
Senior unsecured debt	—	9,629	16,666	26,295
Total senior debt	$—	$90,505	$273,122	$363,627
Equity and other	162	—	10,325	10,487
Total investments	$162	$90,505	$283,447	$374,114
Percentage	0.0%	24.2%	75.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(384)	$—	$(384)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2019 and December 31, 2018:

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$129,174	Yield analysis	Yield	9.00%	0.00% - 12.44%	Decrease
	$6,149	Transaction value	Cost (5)	99.19	98.5 - 99.33	Increase
Senior secured loans - second lien	$4,431	Yield analysis	Yield	12.00%	12.00%	Decrease
		Transaction value	Indicative Price	101.60	101.60	Increase
	$32,108	Yield analysis	Yield	11.00%	10.07% - 11.25%	Decrease
Senior unsecured debt	$16,867	Yield analysis	Yield	11.00%	9.5% - 12.39%	Decrease
Equity and other	$203	Discounted cash flow	Discount Rate	15.00%	15.00%	Decrease
		Discounted cash flow	EBITDA multiple	13.2x	13.2x	Increase
		Discounted cash flow	Perpetuity Growth Rate	5.00%	5.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	9x	9x	Increase
	$3,191	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (6)	30,066	30,066	Increase
		Market comparable	Oil reserve multiple (7)	8.5x	8.5x	Increase
	$262	Discounted cash flow	Discount Rate	14.00%	14.00%	Decrease
		Discounted cash flow	EBITDA multiple	15.4x	15.4x	Increase
		Discounted cash flow	Perpetuity Growth Rate	8.00%	8.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	13x	13x	Increase
	$4,376	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$5,286	Transaction value	Cost (5)	587.76	15.36 - 1000	Increase
Total	$202,047
______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2019, the Master Fund had investments of this nature measured at fair value totaling $51.1 million.

(3)
A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30, 2019
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of April 1, 2019	$195,804	$42,611	$16,696	$10,624	$265,735
Additions (1)	9,818	4,469	—	2,825	17,112
Sales and repayments (2)	(11,739)	(267)	—	(116)	(12,122)
Net realized gains (losses) (3)	106	(4,614)	—	—	(4,508)
Net change in unrealized appreciation (depreciation) on investments (4)	(2,080)	4,230	161	(15)	2,296
Net discount accretion	168	23	10	—	201
Transfers into Level 3 (5)	4,704	—	—	—	4,704
Transfers out of Level 3 (6)	(20,260)	—	—	—	(20,260)
Fair value balance as of June 30, 2019	$176,521	$46,452	$16,867	$13,318	$253,158
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2019	$(2,070)	$(169)	$161	$(15)	$(2,093)

	For the Six Months Ended June 30, 2019
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2019	$204,558	$51,898	$16,666	$10,325	$283,447
Additions (1)	13,851	4,469	—	3,023	21,343
Sales and repayments (2)	(14,382)	(2,674)	—	(116)	(17,172)
Net realized gains (losses) (3)	143	(4,501)	—	—	(4,358)
Net change in unrealized appreciation (depreciation) on investments (4)	(1,032)	4,118	181	86	3,353
Net discount accretion	328	46	20	—	394
Transfers into Level 3 (5)	15,090	533	—	—	15,623
Transfers out of Level 3 (6)	(42,035)	(7,437)	—	—	(49,472)
Fair value balance as of June 30, 2019	$176,521	$46,452	$16,867	$13,318	$253,158
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2019	$(1,100)	$(81)	$181	$86	$(914)
___________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

Notes to Consolidated Financial Statements (Unaudited)

(5)
For the three and six months ended June 30, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.

(6)
For the three and six months ended June 30, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.

	For the Three Months Ended June 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of April 1, 2018	$176,989	$68,847	$7,707	$5,504	$14,949	$3,923	$277,919
Additions (1)	16,680	17,948	—	1,950	—	2,577	39,155
Sales and repayments (2)	(14,169)	(10,198)	—	(55)	—	—	(24,422)
Net realized gains (losses) (3)	319	109	260	28	—	(1,886)	(1,170)
Net change in unrealized appreciation (depreciation) on investments (4)	(1,242)	(330)	(266)	47	(36)	2,298	471
Net discount accretion	159	(8)	4	6	6	—	167
Restructuring	—	—	(3,413)	—	—	3,413	—
Transfers into Level 3 (5) (6)	5,287	—	—	—	—	—	5,287
Transfers out of Level 3 (5) (7)	(7,488)	(2,946)	—	—	—	—	(10,434)
Fair value balance as of June 30, 2018	$176,535	$73,422	$4,292	$7,480	$14,919	$10,325	$286,973
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2018	$(1,232)	$(301)	$(4)	$47	$(36)	$412	$(1,114)

	For the Six Months Ended June 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	34,953	23,786	—	2,037	—	6,252	67,028
Sales and repayments (2)	(54,773)	(10,197)	(746)	(16,529)	—	—	(82,245)
Net realized gains (losses) (3)	2,305	108	291	1,151	—	(1,886)	1,969
Net change in unrealized appreciation (depreciation) on investments (4)	(689)	87	(123)	(511)	(16)	2,315	1,063
Net discount accretion	321	17	10	19	12	—	379
Restructuring	—	—	(3,413)	—	—	3,413	—
Transfers into Level 3 (5) (6)	5,410	—	—	—	—	—	5,410
Transfers out of Level 3 (5) (7)	(8,000)	(6,843)	—	—	—	—	(14,843)
Fair value balance as of June 30, 2018	$176,535	$73,422	$4,292	$7,480	$14,919	$10,325	$286,973
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2018	$(558)	$115	$139	$62	$(16)	$430	$172
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the

Notes to Consolidated Financial Statements (Unaudited)

beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the three and six months ended June 30, 2018, one and one investment, respectively, was transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service.

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

Notes to Consolidated Financial Statements (Unaudited)

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
Dealer Manager Agreement
The Master fund is party to a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Guggenheim Funds Distributors, LLC ("GFD") an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's and GCIF 2019's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Master Fund is not responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore, fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days' written notice to the other party.
Capital Structuring Fees and Administrative Agency Fees
Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.
Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2019 and June 30, 2018
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2019 and June 30, 2018:

Related Party (1) (2)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Source Agreement & Description	2019	2018	2019	2018
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,718	$1,816	$3,412	$3,596
Guggenheim	Investment Advisory Agreement - performance-based incentive fee	—	317	—	811
Guggenheim	Administrative Services Agreement - expense reimbursement	201	120	420	281
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	92	57	152	65
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.

(2)
As of June 30, 2019, the Master Fund's accumulated net realized capital losses exceeded its unrealized appreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, Guggenheim earned an incentive fee on capital gains in the amount of $0.3 million and $0.8 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of June 30, 2019, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of June 30, 2019, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount, and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of June 30, 2019 and December 31, 2018 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
June 30, 2019	$175,000	$162,000	$160,670	4.91%	12/29/22	3.5	years
December 31, 2018	$175,000	$150,000	$148,482	5.29%	12/29/22	4.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50%) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)

The components of the Master Fund's interest expense and other financing costs for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$1,995	$1,831	$3,969	$3,458
Unused/undrawn fees	50	64	112	125
Amortization of deferred financing costs	94	124	188	247
Total interest expense	$2,139	$2,019	$4,269	$3,830
Average borrowings	$155,396	$150,000	$152,851	$150,000

Weighted average interest rate (1)	5.21%	5.00%	5.31%	4.75%
Amortized financing costs	0.24%	0.33%	0.25%	0.33%
Total borrowing cost	5.45%	5.33%	5.56%	5.08%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2019 and December 31, 2018, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	June 30, 2019	December 31, 2018
Aceto Chemical (Revolver)	$667	$—
Alexander Mann Solutions (Revolver) (2)	446	446
Apptio, Inc. (Revolver)	326	326
Boats Group (Revolver)	1,000	1,000
Bullhorn, Inc. (Revolver)	296	—
GAL Manufacturing (Revolver)	384	384
Galls LLC (Delayed Draw)	1,518	1,644
Galls LLC (Revolver)	120	326
Gladman Developments Ltd. (Delayed Draw) (2)	706	1,648
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Delayed Draw)	412	435
Mavis Tire Express Services Corp. (Revolver)	163	217
Onyx CenterSource (Revolver)	329	329
SLR Consulting (Delayed Draw) (2)	490	534
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	115	115
Wind River Systems (Bridge Loan)	—	353
Total Unfunded Commitments	$7,686	$8,471
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the June 30, 2019 and December 31, 2018 exchange rates, respectively.

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
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2019 and June 30, 2018:

	For the Six Months Ended June 30,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.09	$8.52
Net investment income (1)	0.31	0.27
Net realized gains (losses) (1)	(0.23)	0.10
Net change in unrealized appreciation (2)	0.21	0.01
Net increase resulting from operations	0.29	0.38
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.31)	(0.27)
Distributions from realized gains	(0.01)	(0.08)
Distributions in excess of net investment income	(0.02)	(0.01)
Net decrease resulting from distributions	(0.34)	(0.36)
Net asset value, end of period	$8.04	$8.54

INVESTMENT RETURNS
Total investment return (4)	3.56%	4.49%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$230,030	$248,950
Average net assets (5)	$235,428	$249,224
Common Shares outstanding, end of period	28,613,345	29,151,096
Weighted average Common Shares outstanding	29,192,124	29,151,096

Ratios-to-average net assets: (5)
Total expenses	3.84%	3.71%
Net investment income	3.82%	3.16%

Average outstanding borrowings (5)	$152,851	$150,000
Portfolio turnover rate (5) (6)	10%	32%
Asset coverage ratio (7)	2.42	2.66
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

Notes to Consolidated Financial Statements (Unaudited)

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of June 30, 2019, the Master Fund estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the six months ended June 30, 2019 and June 30, 2018.

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559
			$0.33650	$9,823

For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000
			$0.36021	$10,500

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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of June 30, 2019 and December 31, 2018 and (ii) for the six months ended June 30, 2019 and June 30, 2018:

	As of
	June 30, 2019	December 31, 2018
Total assets	$394,966	$394,848
Adjusted total assets (total assets net of payable for investments purchased)	$392,900	$390,112
Investments in portfolio companies, at fair value	$376,172	$374,114
Borrowings	$162,000	$150,000
Net assets	$230,030	$236,232
Net asset value per Common Share	$8.04	$8.09
Leverage ratio (borrowings/adjusted total assets)	41.2%	38.5%

	For the Six Months Ended June 30,
	2019	2018
Average net assets	$235,428	$249,224
Average borrowings	$152,851	$150,000
Cost of investments purchased	$39,170	$130,670
Sales of investments	$23,376	$18,364
Principal payments	$13,958	$102,816
Net investment income	$9,001	$7,869
Net realized gains (losses)	$(6,845)	$2,830
Net change in unrealized appreciation	$6,147	$270
Net increase in net assets resulting from operations	$8,303	$10,969
Total distributions to shareholders	$9,823	$10,500
Net investment income per Common Share - basic and diluted	$0.31	$0.27
Earnings per Common Share - basic and diluted	$0.28	$0.38
Distributions per Common Share	$0.34	$0.36

Portfolio and Investment Activity for the Three and Six Months ended June 30, 2019
The following table presents our new investment commitments for the three and six months ended June 30, 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019		June 30, 2019
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$18,023	66.1%	$21,132	55.0%
Syndicated transactions	9,243	33.9%	17,319	45.0%
Total investment commitments entered during the period	$27,266	100.0%	$38,451	100.0%
The following table presents our portfolio company activity for the three and six months ended June 30, 2019:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Portfolio companies at beginning of period	80	79
Number of added portfolio companies	6	10
Number of exited portfolio companies	(5)	(8)
Portfolio companies at period end	81	81

Number of debt investments at period end	123	123
Number of equity/other investments at period end	8	8
The following table presents a roll forward of all investment purchase, sale, and repayment activity, and changes in fair value, within our investment portfolio throughout the six months ending June 30, 2019:

	Balance as of January 1, 2019	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of June 30, 2019
Senior secured loans - first lien	$258,675	$26,762	$(21,232)	$(2,315)	$261,890
Senior secured loans - second lien	62,967	4,467	(6,875)	205	60,764
Senior secured bonds	15,690	1,473	—	1,071	18,234
Senior unsecured debt	26,295	3,979	(9,111)	656	21,819
Total senior debt	$363,627	$36,681	$(37,218)	$(383)	$362,707
Equity and other	10,487	2,489	(116)	605	13,465
Total	$374,114	$39,170	$(37,334)	$222	$376,172
_______________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
Weighted average portfolio company EBITDA (1)	$99,054		$93,756
Median portfolio company EBITDA (1)	$71,085		$65,400
Weighted average purchase price of debt investments (2)	96.9%		97.3%
Weighted average duration of debt investments (3)	0.3	years	0.3	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	—%		1.3%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	—%		0.1%
Number of debt investments on non-accrual status	0		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	93.1%		92.6%
Percent of floating rate debt investments with interest rate floors (4)	72.4%		76.1%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	634	bps	636	bps
3-month LIBOR	232	bps	281	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	6.9%		7.4%
Weighted average coupon rate	8.4%		8.0%
Weighted average years to maturity	4.3	years	4.4	years

Weighted average effective yields
Senior secured loans - first lien (5)	8.8%		8.8%
Senior secured loans - second lien (5)	11.1%		11.3%
Senior secured bonds (5)	9.2%		9.1%
Senior unsecured debt (5)	11.0%		10.2%
Total debt investments (5)	9.3%		9.4%
Total investments (6)	9.3%		9.4%
_______________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of June 30, 2019 or December 31, 2018. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amount, typically exclude expenses deemed unusual or non-recurring, and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 2.40% for the 1 Month LIBOR to 2.20% for the 6 Month LIBOR on June 30, 2019. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2020	$2,907	0.8%	$8,292	2.2%
2021	20,536	5.4	31,502	8.2
2022	44,545	11.8	53,009	13.9
2023	115,047	30.5	115,914	30.3
2024	94,140	25.0	100,020	26.2
2025	63,923	17.0	52,824	13.8
2026	31,152	8.3	20,765	5.4
2027	4,696	1.2	—	—
Total	$376,946	100.0%	$382,326	100.0%
Results of Operations
Operating results for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total investment income	$9,114	$8,853	$18,037	$17,118
Total expenses	4,511	4,377	9,036	9,249
Net investment income	4,603	4,476	9,001	7,869
Net realized gains (losses)	(5,979)	262	(6,845)	2,830
Net change in unrealized appreciation (depreciation)	5,592	(290)	6,147	270
Net increase in net assets resulting from operations	$4,216	$4,448	$8,303	$10,969

Investment Income
Interest and dividend income consisted of the following components for the three and six months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income on debt securities:
Cash interest	$8,306	$7,875	$16,471	$15,420
PIK interest	29	166	53	404
Net accretion/amortization of discounts/premiums	362	324	707	661
Total interest on debt securities	8,697	8,365	17,231	16,485
PIK dividend	278	236	539	347
Total interest and dividend income	$8,975	$8,601	$17,770	$16,832
Average Investments at cost	$398,844	$381,510	$392,580	$378,784
Average Income Generating Investments at cost (1)	$388,791	$377,245	$382,896	$375,344
Income return (2)	2.3%	2.3%	4.6%	4.5%
_________________

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented. Income return is not annualized.
The increase in interest and dividend income was driven by (i) the growth in the size of our income generating investments and (ii) an increase in the yield on our portfolio of investments. As of June 30, 2019 and June 30, 2018, yield on debt investments at cost were 9.3% and 9.1%, respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and six months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Capital structuring fees	$85	$—	$136	$—
Administrative agency fees	7	57	16	65
Amendment fees and other	47	194	115	209
Commitment fees/other	—	1	—	12
Total fee income	$139	$252	$267	$286
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets, or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Fixed operating expenses:
Trustees fees	80	88	160	187
Professional services fees (1)	239	214	489	457
Other expenses	260	168	545	401
Total fixed operating expenses	579	470	1,194	1,045

Variable operating expenses:
Interest expense (2)	2,139	2,019	4,269	3,830
Administrative services (3)	50	52	101	105
Management fee	1,718	1,816	3,412	3,596
Custody services	25	31	49	58
Total variable operating expenses	3,932	3,918	7,831	7,589

Performance dependent expenses:
Performance-based incentive fee	—	(11)	11	615
Total performance dependent expenses	—	(11)	11	615

Total expenses	$4,511	$4,377	$9,036	$9,249
_________________

(1)
Professional services fees include the expenses for third party service providers such as internal and independent auditors, chief compliance officer, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(2)
The composition of our interest expense for the three and six months ended June 30, 2019 and June 30, 2018 is reported in Note 7. Borrowings. The increase in interest expense is primarily due to increase in LIBO rates and average borrowings.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The increase in total expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates and increase in average borrowings, offset by decrease in management fee due to decrease in average total assets. For the three months ended June 30, 2019 and June 30, 2018, total borrowing costs were 5.45% and 5.33%, respectively. For the three months ended June 30, 2019 and June 30, 2018, average borrowings for the period were $155,396 and $150,000, respectively.
The decrease in total expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a decrease in management fee due to decrease in average total assets and a decrease in incentive fee on realized and unrealized gains, offset by the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in LIBO rates and increase in average borrowings. For the six months ended June 30, 2019 and June 30, 2018, total borrowing costs were 5.56% and 5.08%, respectively. For the six months ended June 30, 2019 and June 30, 2018, average borrowings for the period were $152,851 and $150,000, respectively.

Net Realized Gains (Losses)
For the three months ended June 30, 2019, we had dispositions and principal repayments of $25.9 million, resulting in net realized losses of $0.2 million. For the six months ended June 30, 2019, we had dispositions and principal repayments of $37.3 million, resulting in net realized losses of $0.2 million. Additionally, during the quarter ended June 30, 2019, we had a restructuring of one of our portfolio companies resulting in the realization of previously recorded unrealized depreciation of $6.6 million. For the three and six months ended June 30, 2019, we had realized gains (losses) from our foreign currency forward contracts of $0.9 million and $(0.1) million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three months ended June 30, 2018, we had dispositions and principal repayments of $50.5 million, resulting in net realized losses of $0.6 million, driven mainly by a realized loss resulting from a bankruptcy restructuring of one of our preferred equity positions, offset by gains resulting from principal repayments on investments that featured call protection provisions. For the six months ended June 30, 2018, we had dispositions and principal repayments of $121.2 million, resulting in net realized gains of $2.6 million, derived mainly from principal repayments on investments that featured call protection provisions. For the three and six months ended June 30, 2018, we had realized gains from our foreign currency forward contracts of $0.9 million and $0.2 million, respectively, primarily due the appreciation of the U.S. dollar against the British pound.
For the three and six months ended June 30, 2019 and June 30, 2018, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investments	$(6,838)	$(637)	$(6,805)	$2,632
Foreign currency forward contracts	861	927	(126)	227
Foreign currency transactions	(2)	(28)	86	(29)
Net realized gains (losses)	$(5,979)	$262	$(6,845)	$2,830

Changes in Unrealized Appreciation (Depreciation)
For the three and six months ended June 30, 2019 and June 30, 2018, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investments	$5,736	$(1,141)	$5,785	$(396)
Foreign currency forward contracts	(144)	816	379	631
Foreign currency transactions	—	35	(17)	35
Net change in unrealized appreciation (depreciation)	$5,592	$(290)	$6,147	$270

For the three and six months ended June 30, 2019 and June 30, 2018, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized appreciation on all investments (1)	$9,498	$3,348	$13,701	$6,024
Unrealized depreciation on all investments (1)	(3,762)	(4,489)	(7,916)	(6,420)
Total net change in unrealized appreciation (depreciation) on all investments	$5,736	$(1,141)	$5,785	$(396)

Unrealized appreciation on Level 3 investments only (1)	$4,864	$2,830	$6,728	$4,598
Unrealized depreciation on Level 3 investments only (1)	(2,568)	(2,359)	(3,375)	(3,535)
Total net change in unrealized appreciation on Level 3 investments only	$2,296	$471	$3,353	$1,063
__________________

(1)	Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 17.66% increase in the value of their investment, or an annualized return of 3.65%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the six months ended June 30, 2019 and June 30, 2018, and the period from commencement to June 30, 2019. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Six Months Ended June 30,		Since Commencement
Company	Date Operations Commenced (2)	2019	2018	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	3.56%	4.49%	17.66%	3.65%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2019, we had sixteen unfunded commitments totaling $7.7 million as compared to fifteen unfunded commitments totaling $8.5 million as of December 31, 2018. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables, and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Cash	$2,702	$2,555
Restricted cash (1)	8,089	7,587
Unused borrowing capacity	13,000	25,000
Principal receivable	5,120	7,701
Unfunded investment commitments	(7,686)	(8,471)
Payable for investments purchased	(2,066)	(4,736)
Other net working capital (2)	617	(2,300)
Total operational liquidity	$19,776	$27,336
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	June 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$162,000	$—	$—	$162,000	$—
Interest on borrowings (1) (2)	28,217	8,065	16,130	4,022	—
Unused commitment fee (1)	329	132	197	—	—
Total - Financings	$190,546	$8,197	$16,327	$166,022	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$150,724	$—	$150,724	$—	$—
GCIF 2019 (3)	37,889	—	—	—	37,889
Total Liquidation of Feeder Funds' Investments	$188,613	$—	$150,724	$—	$37,889

______________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of June 30, 2019 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after June 30, 2019 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of June 30, 2019. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of June 30, 2019, GCIF 2016T owned 65.5% of our outstanding Common Shares and GCIF 2019 owned 16.5% of our outstanding Common Shares. The two initial investors accounted for the remaining 18.0% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Investments classified as Level 3 fair value	$253,158	$283,447
Total investments at fair value	$376,172	$374,114
Total assets	$394,966	$394,848
Percentage of investment portfolio classified as Level 3 fair value	67.3%	75.8%
Percentage of total assets classified as Level 3 fair value	64.1%	71.8%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2019 and December 31, 2018 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments in our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the period ended June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
Fair Value of Level 3 Investments at Period End	$253,158	$286,973
Fair Value Assuming a 5% Increase in Value	265,816	301,322

Increase in unrealized appreciation	12,658	14,349
(Increase) in management fees (1)	(110)	(125)
(Increase) in performance based incentive fee (2)	(2,532)	(2,870)
Increase in net assets resulting from operations	$10,016	$11,354

Weighted average Common Shares outstanding (basic and diluted)	29,192,124	29,151,096
Common Shares outstanding at the end of the period	28,613,345	29,151,096

Increase in earnings per Common Share	$0.34	$0.39
Increase in net asset value per Common Share	$0.35	$0.39
_______________

(1)	Increase in management fee for the period ended June 30, 2019 and June 30, 2018 represents only six months worth of the change to the Master Fund's management fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021, among other things. As of June 30, 2019 and December 31, 2018, we had borrowed $162.0 million and $150.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 93.1% of our debt investments (89.7% of our total investments), or $337.6 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold, and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility, and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of June 30, 2019.

Basis Points (bps) Increase	Annualized Interest Income Increase	Annualized Interest Expense Increase	Annualized Net Increase	Net Increase per Share
+50 bps	$1,708	$810	$898	$0.03
+100 bps	3,456	1,620	1,836	0.06
+150 bps	5,199	2,430	2,769	0.10
+200 bps	6,944	3,240	3,704	0.13
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2019 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 5, 2019, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
As of June 30, 2019, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 12, 2019.
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
The following table provides information concerning our repurchases of Common Shares for the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2019	—	—	—	—
May 1 to May 31, 2019	—	—	—	—
June 1 to June 30, 2019	667,727	8.05	667,727	—
Total	667,727		667,727	—
___________________

(1)	The maximum number of shares available for repurchase on June 12, 2019 was 729,430 shares.
Item 3. Defaults Upon Senior Securities.
(a) None.
(b) Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guggenheim Credit Income Fund

Date:	August 9, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Brian S. Williams
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

10.2	Administrative Services Agreement by and between Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Form 8-K on August 15, 2017.)

10.3
Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.4
Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund 2016 T and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Guggenheim Credit Income Fund 2016 T's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5
Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Form 8-K on August 15, 2017.)

10.6
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