Form 10-Q
period 2019-09-30
GUGGENHEIM CREDIT INCOME FUND
filed 2019-11-08
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01117
GUGGENHEIM CREDIT INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	47-2039472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 739-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,883,745 common shares outstanding as of November 1, 2019.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 12, 2019. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 12, 2019. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $386,848 and $384,784, respectively)	$375,893	$374,114
Cash	3,385	2,555
Restricted cash	16,385	7,587
Collateral deposits for foreign currency forward contracts	—	160
Interest and dividend income receivable	2,579	2,518
Principal receivable	849	7,701
Receivable from related parties	27	36
Unrealized appreciation of foreign currency forward contracts	139	—
Prepaid expenses and other assets	17	177
Total assets	$399,274	$394,848

Liabilities
Credit facility payable, net of financing costs	$165,766	$148,482
Unrealized depreciation on foreign currency forward contracts	—	384
Payable for investments purchased	4,975	4,736
Accrued management fee	578	590
Payable to related parties	203	177
Distributions payable	1,110	3,394
Accounts payable, accrued expenses and other liabilities	943	853
Total liabilities	173,575	158,616
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$225,699	$236,232

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 28,613,345 and 29,195,002 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$29	$29
Paid-in-capital in excess of par value	241,401	246,083
Accumulated earnings (loss), net of distributions (1)	(15,731)	(9,880)
Net assets	$225,699	$236,232
Net asset value per Common Share	$7.89	$8.09
_______________________

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Standards.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Interest income	$8,910	$8,234	$26,141	$24,731
Dividend income	244	249	783	596
Fee income	8	195	275	469
Total investment income	9,162	8,678	27,199	25,796
Operating Expenses
Interest expense	2,196	2,014	6,465	5,844
Management fee	1,759	1,822	5,171	5,418
Performance-based incentive fee	—	(123)	11	492
Administrative services	50	52	151	157
Custody services	23	24	72	82
Trustees fees	92	92	252	279
Professional services fees	214	213	703	670
Other expenses	261	241	806	642
Total expenses	4,595	4,335	13,631	13,584
Net investment income	4,567	4,343	13,568	12,212
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	205	1,517	(6,600)	4,149
Foreign currency forward contracts	752	1,054	626	1,281
Foreign currency transactions	(5)	77	81	48
Net realized gains (losses)	952	2,648	(5,893)	5,478
Net change in unrealized appreciation (depreciation) on:
Investments	(6,070)	(2,505)	(285)	(2,901)
Foreign currency forward contracts	144	(700)	523	(69)
Foreign currency transactions	—	(35)	(17)	—
Net change in unrealized appreciation (depreciation)	(5,926)	(3,240)	221	(2,970)
Net realized and unrealized gains (losses)	(4,974)	(592)	(5,672)	2,508
Net increase (decrease) in net assets resulting from operations	$(407)	$3,751	$7,896	$14,720
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.16	$0.15	$0.47	$0.42
Earnings (loss) per Common Share - basic and diluted	$(0.01)	$0.13	$0.27	$0.51
Weighted average Common Shares outstanding - basic and diluted	28,613,345	29,151,096	28,997,077	29,151,096
Distributions per Common Share	$0.14	$0.19	$0.47	$0.55
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (2)
	Shares	Amount				Total
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	4,398	4,398
Net realized losses	—	—		—	(866)	(866)
Net change in unrealized appreciation	—	—		—	555	555
Net increase in net assets resulting from operations	—	—		—	4,087	4,087
Shareholder distributions:
Distributions from earnings	—	—		—	(4,717)	(4,717)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,717)	(4,717)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(38,000)	—	(1)	(307)	—	(307)
Net increase in net assets resulting from capital share transactions	86,070	—		693	—	693
Net increase (decrease) for the period	86,070	—		693	(630)	63
Balance at March 31, 2019	29,281,072	$29		$246,776	$(10,510)	$236,295
Operations:
Net investment income	—	—		—	4,603	4,603
Net realized losses	—	—		—	(5,979)	(5,979)
Net change in unrealized appreciation	—	—		—	5,592	5,592
Net increase in net assets resulting from operations	—	—		—	4,216	4,216
Shareholder distributions:
Distributions from earnings	—	—		—	(5,106)	(5,106)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(5,106)	(5,106)
Capital share transactions:
Repurchase of Common Shares	(667,727)	—	(1)	(5,375)	—	(5,375)
Net decrease in net assets resulting from capital share transactions	(667,727)	—		(5,375)	—	(5,375)
Net decrease for the period	(667,727)	—		(5,375)	(890)	(6,265)
Balance at June 30, 2019	28,613,345	$29		$241,401	$(11,400)	$230,030
Operations:
Net investment income	—	—		—	4,567	4,567
Net realized gains	—	—		—	952	952
Net change in unrealized depreciation	—	—		—	(5,926)	(5,926)
Net decrease in net assets resulting from operations	—	—		—	(407)	(407)
Shareholder distributions:
Distributions from earnings	—	—		—	(3,924)	(3,924)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,924)	(3,924)
Net decrease for the period	—	—		—	(4,331)	(4,331)
Balance at September 30, 2019	28,613,345	$29		$241,401	$(15,731)	$225,699

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (2)
	Shares	Amount			Total
Balance at December 31, 2017	29,151,096	$29	$245,721	$2,731	$248,481
Operations:
Net investment income	—	—	—	3,393	3,393
Net realized gains	—	—	—	2,568	2,568
Net change in unrealized appreciation	—	—	—	560	560
Net increase in net assets resulting from operations (2)	—	—	—	6,521	6,521
Shareholder distributions:
Distributions from earnings (2)	—	—	—	(5,101)	(5,101)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(5,101)	(5,101)
Net increase for the period	—	—	—	1,420	1,420
Balance at March 31, 2018	29,151,096	$29	$245,721	$4,151	$249,901
Operations:
Net investment income	—	—	—	4,476	4,476
Net realized gains	—	—	—	262	262
Net change in unrealized depreciation	—	—	—	(290)	(290)
Net increase in net assets resulting from operations (2)	—	—	—	4,448	4,448
Shareholder distributions:
Distributions from earnings (2)	—	—	—	(5,399)	(5,399)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(5,399)	(5,399)
Net decrease for the period	—	—	—	(951)	(951)
Balance at June 30, 2018	29,151,096	$29	$245,721	$3,200	$248,950
Operations:
Net investment income	—	—	—	4,343	4,343
Net realized gains	—	—	—	2,648	2,648
Net change in unrealized depreciation	—	—	—	(3,240)	(3,240)
Net increase in net assets resulting from operations (2)	—	—	—	3,751	3,751
Shareholder distributions:
Distributions from earnings (2)	—	—	—	(5,570)	(5,570)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(5,570)	(5,570)
Net decrease for the period	—	—	—	(1,819)	(1,819)
Balance at September 30, 2018	29,151,096	$29	$245,721	$1,381	$247,131
_____________________

(1)	Amount is less than $1,000.

(2)	See Note 2. Significant Accounting Policies and Recent Accounting Standards.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$7,896	$14,720
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind income	(719)	(564)
Amortization of premium/accretion of discount, net	(1,153)	(1,003)
Proceeds from sales of investments	35,509	35,958
Proceeds from paydowns on investments	16,963	127,229
Net receipt of settlement of derivatives	2,881	2,257
Net payment of settlement of derivatives	(2,255)	(3,538)
Net realized (gains) losses on derivatives	(626)	1,281
Purchase of investments	(59,264)	(160,122)
Net realized (gains) losses on investments	6,600	(4,149)
Net change in unrealized depreciation on investments	285	2,901
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(523)	69
Amortization of deferred financing costs	284	343
(Increase) decrease in operating assets:
Interest and dividend income receivable	(61)	(511)
Principal receivable	6,852	(621)
Receivable from related parties	9	104
Prepaid expenses and other assets	160	(333)
Increase (decrease) in operating liabilities:
Payable for investments purchased	239	2,400
Accrued management fee	(12)	(12)
Accrued performance-based incentive fee	—	492
Payable to related parties	26	15
Accounts payable, accrued expenses and other liabilities	90	(182)
Net cash provided by operating activities	13,181	16,734
Financing activities
Issuance of Common Shares	1,000	—
Repurchase of Common Shares	(5,682)	—
Credit facility borrowings	22,000	—
Credit facility repayments	(5,000)	—
Payment of financing costs	—	(913)
Distributions paid	(16,031)	(16,070)
Net cash used in financing activities	(3,713)	(16,983)
Net increase (decrease) in restricted and unrestricted cash	9,468	(249)
Restricted and unrestricted cash, beginning of period	10,302	25,620
Restricted and unrestricted cash, end of period	$19,770	$25,371
Reconciliation of restricted and unrestricted cash
Cash	3,385	8,035
Restricted cash	16,385	16,876
Collateral deposits for foreign currency forward contracts	—	460
Total restricted and unrestricted cash	$19,770	$25,371
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$6,087	$5,522
Financing cost payable	$—	$32
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 160.7%
Aerospace & Defense
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.35%	6/12/2021	3,443	$3,427	$3,331	1.5%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.93%	9/8/2023	3,880	3,853	3,531	1.5%
Total Aerospace & Defense							7,280	6,862	3.0%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	7.35%	11/17/2023	11,670	11,379	9,868	4.3%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	9.62%	8/30/2024	2,978	2,671	2,632	1.2%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.76%	8/1/2025	1,980	1,963	1,944	0.9%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	8.11%	11/1/2024	3,775	3,607	3,700	1.6%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.29%	3/20/2025	3,239	3,226	3,178	1.4%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2023	—	(19)	(19)	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)	Senior Secured Loans - First Lien	L+3.25%	5.29%	3/20/2025	93	92	85	—%
							3,299	3,244	1.4%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.50%	6.62%	6/14/2024	1,251	1,237	1,246	0.6%
Total Automotive							24,156	22,634	10.0%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	7.51%	8/16/2024	£2,405	3,006	2,909	1.3%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	7.53%	8/16/2024	£740	942	884	0.4%
							3,948	3,793	1.7%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,920	1.7%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	8.19%	6/14/2021	375	369	374	0.2%
Total Banking, Finance, Insurance & Real Estate							8,317	8,087	3.6%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,213	11,954	5.3%

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	9.26%	5/3/2024	1,967	1,967	1,977	0.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods Holdings Co., LLC (Last Out)	(13) (14) (15)	Senior Secured Loans - First Lien	L+9.00%	11.25%	5/3/2024	772	772	733	0.3%
							2,739	2,710	1.2%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.54%	3/31/2023	899	893	893	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.61%	3/31/2023	835	829	829	0.4%
							1,722	1,722	0.8%

Parts Town, LLC		Senior Secured Loans - First Lien	L+4.00%	6.33%	12/9/2024	4,176	4,160	4,078	1.8%
Parts Town, LLC	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.33%	12/8/2025	4,250	4,220	4,250	1.9%
							8,380	8,328	3.7%

Topps Company	(12)(15)	Senior Secured Loans - First Lien	L+5.25%	8.10%	10/2/2022	5,000	4,975	4,975	2.2%
Total Beverage, Food & Tobacco							30,029	29,689	13.2%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,895	0.8%
Total Capital Equipment							2,000	1,895	0.8%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	7.62%	4/29/2025	5,187	5,154	5,155	2.3%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(94)	(93)	—%
							5,060	5,062	2.3%

Drew Marine Group Inc.	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.30%	6/26/2026	998	983	983	0.4%
Ilpea Parent, Inc.	IT(10)(11)	Senior Secured Loans - First Lien	L+4.75%	6.80%	3/2/2023	5,533	5,480	5,505	2.4%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,500	1,474	1,511	0.7%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	8.20%	7/24/2024	260	181	182	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	E+6.00%	8.26%	7/23/2025	5,337	5,253	5,255	2.3%
							5,434	5,437	2.4%
Total Chemicals, Plastics & Rubber							18,431	18,498	8.2%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.20%	6/26/2023	5,442	5,377	5,407	2.4%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.45%	6/26/2024	6,000	5,906	5,865	2.6%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.09%	6/24/2022	173	143	144	0.1%
							11,426	11,416	5.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.40%	6/15/2025	1,749	1,734	1,726	0.8%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.65%	6/15/2026	1,756	1,677	1,668	0.7%
							3,411	3,394	1.5%
Total Construction & Building							14,837	14,810	6.6%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.37%	1/31/2025	3,630	3,598	3,599	1.6%
Galls LLC (Delayed Draw B)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	8.62%	1/31/2025	534	529	532	0.2%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.29%	1/31/2024	480	420	423	0.2%
Total Consumer Goods: Non-Durable							4,547	4,554	2.0%
Consumer Goods: Durable
PlayPower, Inc.	(13)	Senior Secured Loans - First Lien	L+5.50%	7.54%	4/29/2026	1,297	1,284	1,298	0.6%
Total Consumer Goods: Durable							1,284	1,298	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.79%	9/23/2021	5,252	4,993	4,841	2.1%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	5.11%	3/28/2025	1,985	1,854	1,911	0.9%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.82%	5/26/2023	3,458	3,434	3,129	1.4%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.82%	11/26/2023	3,000	2,967	2,550	1.1%
							6,401	5,679	2.5%
Total Containers, Packaging & Glass							13,248	12,431	5.5%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,984	1,460	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.60%	6/14/2022	3,625	3,599	3,600	1.6%
Penn Virginia	(11)	Senior Secured Loans - Second Lien	L+7.00%	9.12%	9/29/2022	3,000	2,959	2,955	1.3%
Permian Production Partners	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,675	2,090	0.9%
Total Energy: Oil & Gas							12,217	10,105	4.5%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.54%	9/5/2024	8,000	7,934	7,966	3.5%

Alltech	(13)(15)	Senior Unsecured Debt	L+10.25%	12.29%	7/21/2023	14,375	14,250	14,258	6.3%
Alltech	(13)(15)	Senior Unsecured Debt	E+10.25%	11.25%	7/21/2023	€601	622	650	0.3%
							14,872	14,908	6.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	6.00%	7/15/2023	4,965	4,057	3,045	1.4%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.58%	8/15/2023	12,000	11,820	11,909	5.3%
Total Healthcare & Pharmaceuticals							38,683	37,828	16.8%
Hotel, Gaming & Leisure
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.11%	1/23/2025	2,364	2,361	2,353	1.0%
Stadium Management Group		Senior Secured Loans - Second Lien	L+7.00%	9.11%	1/23/2026	2,400	2,395	2,436	1.1%
							4,756	4,789	2.1%
Total Hotel, Gaming & Leisure							4,756	4,789	2.1%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.29%	5/17/2024	5,722	5,665	5,681	2.5%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.04%	11/18/2024	3,338	3,305	3,306	1.5%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/9/2021	—	(51)	(38)	—%
							8,919	8,949	4.0%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.11%	5/4/2022	1,948	1,934	1,838	0.8%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,965	1,874	0.8%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,505	1,460	1,302	0.6%
							5,359	5,014	2.2%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	8.61%	6/15/2024	8,134	8,090	8,039	3.5%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(33)	(32)	—%
							8,057	8,007	3.5%
Total Media: Advertising, Printing & Publishing							22,335	21,970	9.7%
Retail
At Home Group		Senior Secured Loans - First Lien	L+3.50%	5.76%	6/3/2022	319	289	295	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.94%	12/12/2022	1,418	1,334	1,043	0.5%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	747	648	0.3%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.62%	2/17/2023	10,650	10,448	8,467	3.8%
Buddys Newco, LLC	(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.71%	7/10/2024	4,000	3,923	3,920	1.7%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.82%	7/5/2022	4,351	4,315	4,264	1.9%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.82%	7/5/2022	491	491	481	0.2%
							4,806	4,745	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Save-a-Lot	(13)	Senior Secured Loans - First Lien	L+6.00%	8.33%	12/5/2023	4,064	2,198	1,741	0.8%
Smart & Final Stores LLC	(13)	Senior Secured Loans - First Lien	L+6.75%	9.13%	6/20/2025	3,990	3,603	3,654	1.6%
Total Retail							27,348	24,513	10.9%
Services: Business
24-7 Intouch	CN(10)(11)	Senior Secured Loans - First Lien	L+4.25%	6.36%	8/25/2025	3,960	3,716	3,911	1.7%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.71%	6/16/2025	£2,060	2,540	2,457	1.1%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.50%	7.05%	6/16/2025	890	848	854	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(48)	(46)	—%
							3,340	3,265	1.5%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	6.55%	10/7/2021	4,755	4,727	4,727	2.1%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.12%	9/30/2024	5,910	5,815	5,837	2.6%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	6.54%	6/20/2024	1,510	1,499	1,510	0.7%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.54%	4/3/2025	2,864	2,811	2,816	1.2%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	6.11%	3/29/2025	2,679	2,669	2,671	1.2%
Park Place Technologies		Senior Secured Loans - Second Lien	L+8.00%	10.11%	3/29/2026	3,404	3,381	3,378	1.5%
							6,050	6,049	2.7%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	6.17%	6/23/2025	1,588	1,550	1,553	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.15%	5/23/2025	227	234	229	0.1%
							1,784	1,782	0.8%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	7.29%	7/12/2025	4,000	3,805	3,835	1.7%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	12.18%	7/10/2026	5,000	4,682	4,354	1.9%
Total Services: Business							38,229	38,086	16.9%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.35%	2/28/2022	7,001	6,914	5,884	2.6%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.64%	9/9/2024	3,295	3,229	3,234	1.4%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(36)	(35)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	9.56%	1/10/2025	4,900	4,840	4,852	2.1%
							4,804	4,817	2.1%

Bluefin Holding, LLC (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(13)	—%
Bluefin Holding, LLC (Term Loan)	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	9/4/2026	868	866	860	0.4%
							853	847	0.4%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.01%	11/21/2022	2,083	2,069	2,104	0.9%
Bullhorn, Inc. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.75%	8.91%	11/21/2022	499	497	504	0.2%
Bullhorn, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	11/21/2022	—	(25)	(25)	—%
							2,541	2,583	1.1%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.28%	1/7/2026	£2,638	3,335	3,200	1.4%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.76%	1/7/2026	£338	426	415	0.2%
							3,761	3,615	1.6%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	5.86%	3/20/2024	2,000	1,927	1,955	0.9%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	5.86%	11/29/2024	1,980	1,956	1,958	0.9%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.12%	4/28/2025	1,931	1,898	1,915	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.37%	4/27/2026	462	453	458	0.2%
Datix Bidco 1L TL B3	(15)	Senior Secured Loans - First Lien	L+4.50%	6.62%	4/28/2025	3,048	3,005	3,024	1.3%
Datix Bidco 2L TL TRANCHE 3	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.54%	4/27/2026	4,696	4,629	4,655	2.1%
							9,985	10,052	4.4%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	6.35%	1/22/2024	634	625	629	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.02%	1/22/2024	£528	729	645	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	106	—%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	421	397	0.2%
							1,893	1,777	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.86%	8/31/2023	6,499	6,389	6,394	2.8%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.86%	8/31/2023	1,457	1,424	1,434	0.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	8/31/2022	—	(28)	(27)	—%
							7,785	7,801	3.4%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	6.04%	12/2/2022	956	950	956	0.4%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	6.33%	12/2/2022	508	507	508	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	6.33%	12/2/2022	184	184	184	0.1%
							1,641	1,648	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	8.58%	12/20/2021	6,670	6,655	6,656	2.9%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	—	(18)	(18)	—%
							6,637	6,638	2.9%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.36%	1/27/2023	6,168	6,127	6,168	2.7%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.36%	1/27/2023	392	392	392	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.86%	7/27/2023	4,388	4,331	4,431	2.0%
							10,850	10,991	4.9%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.15%	12/12/2023	5,442	5,343	5,347	2.4%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.15%	12/12/2023	1,148	1,116	1,128	0.5%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.05%	12/12/2022	346	307	309	0.1%
							6,766	6,784	3.0%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	8.86%	6/24/2024	5,562	5,460	5,491	2.4%
Total Technology							77,002	76,075	33.5%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	5.54%	7/23/2025	2,236	2,226	2,219	1.0%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	9.54%	7/23/2026	2,500	2,476	2,481	1.1%
							4,702	4,700	2.1%
Total Telecommunications							4,702	4,700	2.1%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,766	4,863	2.2%
Total Transportation: Cargo							4,766	4,863	2.2%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.95%	2/28/2025	6,000	5,905	5,925	2.7%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.83%	8/21/2020	2,899	2,881	2,512	1.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.10%	10/18/2022	4,850	4,685	4,814	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Utilities: Electric							13,471	13,251	5.9%
Utilities: Oil & Gas
SeaPort		Senior Secured Loans - First Lien	L+5.50%	7.62%	10/31/2025	5,955	5,794	5,895	2.6%
Total Utilities: Oil & Gas							5,794	5,895	2.6%
Total Debt Investments							$373,432	$362,833	160.7%

Equity investments - 5.8%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		228,054	$4,509	$4,561	2.0%
Total Banking, Finance, Insurance & Real Estate							4,509	4,561	2.0%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	2,458	2,369	1.0%
Total Beverage, Food & Tobacco							2,458	2,369	1.0%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	2,729	1.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	100	—%
Total Energy: Oil & Gas							3,225	2,829	1.3%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		66,230	166	203	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,797	2,797	2,797	1.3%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	271	0.1%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,224	3,301	1.5%
Total Equity Investments							$13,416	$13,060	5.8%

Total Investments - 166.5%							$386,848	$375,893	166.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2019 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	10/15/2019	€770	$694	—	$13	—%
JPMorgan Chase Bank	10/15/2019	£23,402	$18,917	—	$126	—%
					$139	—%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of September 30, 2019, LIBO rates ranged between 2.02% for 1-month LIBOR to 2.09% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2019.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of September 30, 2019, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.9 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $12.7 million; the net unrealized depreciation was $10.8 million; the aggregate cost of securities for Federal income tax purposes was $386.8 million.

(9)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of September 30, 2019 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of September 30, 2019, qualifying assets represented 83% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of September 30, 2019.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of September 30, 2019; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+ 8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Lytx, Inc.	14.75%	14.75%	—%	The Portfolio Company may elect PIK up to 14.75%
McGraw-Hill Global Education Holdings	11.00%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(18)
Investment was on non-accrual status as of September 30, 2019, meaning that the Master Fund has ceased recognizing interest income on these investments. As of September 30, 2019, debt investments on non-accrual status represented 1.0% and 0.6% of total investments on an amortized cost basis and fair value basis, respectively.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR=Ireland

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 153.9%
Aerospace & Defense
Advanced Integration Technology	(15)	Senior Secured Loans - First Lien	L+4.75%	7.46%	4/3/2023	1,256	$1,256	$1,244	0.5%
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	8.60%	6/12/2021	3,470	3,448	3,331	1.4%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	7.56%	9/8/2023	3,910	3,879	3,792	1.6%
Total Aerospace & Defense							8,583	8,367	3.5%
Automotive
Accuride Corp.		Senior Secured Loans - First Lien	L+5.25%	8.05%	11/17/2023	11,760	11,425	11,270	4.8%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.88%	8/1/2025	1,995	1,976	1,960	0.8%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	8.52%	11/1/2024	4,000	3,804	3,980	1.7%

Mavis Tire Express Services Corp.	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	3,165	3,151	3,063	1.3%
Mavis Tire Express Services Corp. (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+3.25%	5.75%	3/20/2025	76	75	73	—%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+3.25%	N/A	2/28/2025	—	(24)	(23)	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2025	—	—	(14)	—%
							3,202	3,099	1.3%

Trico Group LLC	(15)	Senior Secured Loans - First Lien	L+6.50%	9.21%	2/2/2024	5,366	5,235	5,272	2.2%
WESCO Group	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	7.06%	6/14/2024	1,260	1,244	1,246	0.5%
Total Automotive							26,886	26,827	11.3%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.75%	10.39%	8/16/2024	£2,405	2,999	2,975	1.3%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	G+6.75%	N/A	8/16/2024	£—	(31)	(49)	—%
							2,968	2,926	1.3%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	4,000	4,000	3,418	1.4%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	8.53%	6/14/2021	375	367	371	0.2%
Total Banking, Finance, Insurance & Real Estate							7,335	6,715	2.9%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£10,000	12,192	12,380	5.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Blue Harvest Fisheries	(15)	Senior Secured Loans - First Lien	L+7.00%	9.53%	7/29/2022	4,800	4,754	4,757	2.0%
CTI Foods	(12)	Senior Secured Loans - First Lien	L+3.50%	6.10%	6/29/2020	5,370	5,001	4,077	1.7%
CTI Foods	(18)	Senior Secured Loans - Second Lien	L+7.25%	9.85%	6/28/2021	5,000	4,774	533	0.2%
							9,775	4,610	1.9%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	907	900	896	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	7.02%	3/31/2023	844	836	833	0.4%
							1,736	1,729	0.8%

Parts Town, LLC	(15)	Senior Secured Loans - First Lien	L+4.00%	6.80%	12/9/2024	4,208	4,190	4,123	1.7%
Parts Town, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.80%	12/8/2025	4,250	4,215	4,208	1.8%
							8,405	8,331	3.5%
Total Beverage, Food & Tobacco							36,862	31,807	13.4%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,930	0.8%
Great Lakes Dredge and Dock	(11)(13)	Senior Unsecured Debt	N/A	8.00%	5/15/2022	1,488	1,514	1,512	0.7%
Total Capital Equipment							3,514	3,442	1.5%
Chemicals, Plastics & Rubber
Ilpea Parent, Inc	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	7.28%	3/2/2023	5,665	5,602	5,608	2.4%
Total Chemicals, Plastics & Rubber							5,602	5,608	2.4%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	6/26/2023	5,483	5,409	5,325	2.2%
GAL Manufacturing	(13)(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	6/26/2024	6,000	5,894	5,847	2.5%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	N/A	6/24/2022	49	10	11	—%
							11,313	11,183	4.7%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.72%	6/15/2025	2,985	2,957	2,909	1.2%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.97%	6/15/2026	3,000	2,856	2,783	1.2%
							5,813	5,692	2.4%
Total Construction & Building							17,126	16,875	7.1%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.77%	1/31/2025	3,657	3,621	3,584	1.5%
Galls LLC (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+6.25%	8.62%	1/31/2025	411	407	403	0.2%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.49%	1/31/2024	274	207	208	0.1%
Galls LLC (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	1/31/2025	—	—	(14)	—%
							4,235	4,181	1.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	894	887	889	0.4%
Implus Footcare, LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	9.55%	4/30/2021	4,610	4,577	4,583	1.9%
							5,464	5,472	2.3%
Total Consumer Goods: Non-Durable							9,699	9,653	4.1%
Consumer Goods: Durable
Williams Scotsman International, Inc.	(11)(13)	Senior Secured Bonds	N/A	7.88%	12/15/2022	4,000	4,129	3,910	1.7%
Total Consumer Goods: Durable							4,129	3,910	1.7%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.27%	9/23/2021	5,294	4,944	4,994	2.1%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	7.15%	5/26/2023	3,484	3,457	3,431	1.4%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	11.15%	11/26/2023	3,000	2,962	2,978	1.3%
							6,419	6,409	2.7%
Total Containers, Packaging & Glass							11,363	11,403	4.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,982	1,709	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	10.30%	6/14/2022	4,813	4,770	4,722	2.0%
Penn Virginia	(11)(13)(15)	Senior Secured Loans - Second Lien	L+7.00%	9.53%	9/29/2022	3,000	2,951	3,000	1.3%
Permian Production Partners	(15)	Senior Secured Loans - First Lien	L+6.00%	8.51%	5/20/2024	3,900	3,756	3,822	1.6%
Total Energy: Oil & Gas							13,459	13,253	5.6%
Healthcare & Pharmaceuticals
Alegeus Technologies, LLC.	(15)	Senior Secured Loans - First Lien	L+6.25%	8.66%	9/5/2024	8,000	7,924	7,860	3.3%

Alltech	(13)(15)	Senior Unsecured Debt	L+8.25%	10.77%	7/21/2023	14,375	14,230	14,238	6.0%
Alltech	(13)(15)	Senior Unsecured Debt	E+8.25%	9.25%	7/21/2023	€601	621	682	0.3%
							14,851	14,920	6.3%

Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	5.38%	1/15/2023	4,250	3,480	3,230	1.4%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.77%	8/15/2023	12,000	11,798	11,891	5.0%
Total Healthcare & Pharmaceuticals							38,053	37,901	16.0%
Hotel, Gaming & Leisure
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.52%	1/23/2025	2,382	2,379	2,315	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.52%	1/23/2026	2,400	2,395	2,372	1.0%
							4,774	4,687	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Hotel, Gaming & Leisure							4,774	4,687	2.0%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.77%	5/17/2024	6,480	6,413	6,419	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.50%	11/18/2024	4,000	3,956	3,922	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(69)	(57)	—%
							10,300	10,284	4.3%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.52%	5/4/2022	1,980	1,961	1,795	0.7%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,957	1,746	0.7%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,933	1,560	0.7%
							5,851	5,101	2.1%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	6/15/2024	8,196	8,147	7,919	3.4%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.50%	N/A	6/15/2023	—	(39)	(39)	—%
							8,108	7,880	3.4%
Total Media: Advertising, Printing & Publishing							24,259	23,265	9.8%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.36%	12/12/2022	1,433	1,331	1,163	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	2/17/2023	11,100	10,852	11,072	4.7%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	717	693	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	4,385	4,339	4,319	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	494	494	487	0.2%
							4,833	4,806	2.0%

Welcome Break Limited	UK(10)(11)(15)	Senior Secured Loans - Second Lien	G+8.00%	8.82%	1/30/2023	1,540	1,902	1,943	0.8%
Total Retail							19,635	19,677	8.3%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.76%	8/20/2025	3,990	3,720	3,821	1.6%

Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.97%	8/11/2025	890	844	857	0.4%
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.50%	6.23%	8/11/2025	£2,060	2,528	2,539	1.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.50%	N/A	8/9/2024	—	(53)	(52)	—%
							3,319	3,344	1.5%

Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	7.02%	10/7/2021	4,867	4,838	4,810	2.0%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.71%	9/30/2024	5,940	5,832	5,792	2.5%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	7.30%	6/20/2024	1,522	1,508	1,499	0.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.88%	4/3/2025	2,886	2,827	2,835	1.2%

Park Place Technologies	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	3/29/2025	2,699	2,688	2,675	1.1%
Park Place Technologies	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.52%	3/29/2026	3,404	3,381	3,387	1.4%
							6,069	6,062	2.5%

SLR Consulting	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	5/23/2025	1,588	1,547	1,498	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.00%	1.40%	5/23/2025	—	(8)	(29)	—%
							1,539	1,469	0.7%

YAK Access, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+10.00%	12.43%	7/10/2026	5,000	4,661	4,050	1.7%
Total Services: Business							34,313	33,682	14.3%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	11.05%	2/28/2022	7,054	6,941	6,945	2.9%
Air Newco, LLC	(11)	Senior Secured Loans - First Lien	L+4.75%	7.14%	5/31/2024	2,805	2,798	2,784	1.2%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	11.27%	9/9/2024	3,311	3,238	3,232	1.4%

Apptio, Inc.	(9)(12)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(41)	(40)	—%
Apptio, Inc.	(12)(15)	Senior Secured Loans - First Lien	L+7.25%	9.77%	12/3/2024	3,916	3,872	3,872	1.6%
							3,831	3,832	1.6%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	5,671	5,643	5,533	2.3%
Bullhorn, Inc. (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	1,501	1,494	1,464	0.6%
Bullhorn, Inc. (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	0.50%	11/21/2022	296	266	268	0.1%
							7,403	7,265	3.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+6.50%	7.41%	6/2/2024	2,638	3,335	3,296	1.4%
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+7.00%	7.00%	6/2/2024	338	426	430	0.2%
							3,761	3,726	1.6%

Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.52%	3/20/2025	3,000	2,974	2,925	1.2%
Cvent, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+3.75%	6.27%	11/29/2024	1,995	1,968	1,915	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.28%	4/28/2025	1,931	1,895	1,899	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.53%	9/24/2026	462	453	451	0.2%
							2,348	2,350	1.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.75%	7.05%	1/22/2024	634	624	622	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£528	728	660	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	117	110	—%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	420	412	0.2%
							1,889	1,804	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	6,549	6,421	6,394	2.7%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	1,468	1,429	1,433	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(34)	(34)	—%
							7,816	7,793	3.3%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	963	956	963	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	512	510	512	0.2%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	186	186	186	0.1%
							1,652	1,661	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	9.06%	12/20/2021	6,993	6,972	6,993	3.0%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.25%	N/A	12/20/2021	—	(24)	(24)	—%
							6,948	6,969	3.0%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	6,215	6,167	6,215	2.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	395	395	395	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	12.27%	7/27/2023	4,388	4,328	4,341	1.9%
							10,890	10,951	4.7%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.79%	12/12/2023	5,483	5,368	5,341	2.3%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	12/12/2022	346	299	299	0.1%
							5,667	5,640	2.4%

Wind River Systems	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/17/2019	—	(30)	(34)	—%
Wind River Systems	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.57%	6/24/2024	5,647	5,482	5,562	2.4%
							5,452	5,528	2.4%
Total Technology							75,576	75,320	32.0%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	6.02%	7/23/2025	2,253	2,242	2,240	1.0%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	10.02%	7/23/2026	2,500	2,476	2,456	1.0%
							4,718	4,696	2.0%
Total Telecommunications							4,718	4,696	2.0%
Transportation: Cargo
Flexi-Van Leasing Inc.		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,730	4,030	1.7%
Total Transportation: Cargo							4,730	4,030	1.7%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.63%	2/28/2025	6,000	5,895	5,880	2.5%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+6.50%	9.30%	8/21/2020	2,922	2,888	2,634	1.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.80%	10/18/2022	4,888	4,687	4,668	2.0%
Total Utilities: Electric							13,470	13,182	5.6%

Utilities: Oil & Gas
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,219	1,834	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,782	1,493	0.6%
							4,001	3,327	1.4%

SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	8.03%	10/31/2025	6,000	5,823	6,000	2.5%
Total Utilities: Oil & Gas							9,824	9,327	3.9%
Total Debt Investments							$373,910	$363,627	153.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Equity investments - 4.4%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		201,713	$3,983	$4,034	1.7%
Total Banking, Finance, Insurance & Real Estate							3,983	4,034	1.7%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	3,413	3,222	1.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	162	0.1%
Total Energy: Oil & Gas							3,861	3,384	1.4%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		1,656	165	204	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,604	2,604	2,604	1.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	231	0.1%
Wolfhound Parent Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,030	3,069	1.3%
Total Equity Investments							$10,874	$10,487	4.4%

Total Investments - 158.3%							$384,784	$374,114	158.3%

December 31, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2019	£(108)	$(85)	—	$1	—%
JPMorgan Chase Bank	1/14/2019	$841	£665	—	$(7)	—%
JPMorgan Chase Bank	1/14/2019	$27,982	£22,230	—	$(373)	(0.2)%
JPMorgan Chase Bank	1/14/2019	$795	€697	—	$(5)	—%
					$(384)	(0.2)%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2018, LIBO rates ranged between 2.50% for 1-month LIBOR to 2.81% for 3-month LIBOR.

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

Note 1. Principal Business and Organization
Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market United States (U.S.) companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares ("Shares" or "Common Shares") to one or more affiliated feeder funds in a continuous series of private placement transactions.
Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor") is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio.
As of September 30, 2019, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable and willing and able to transact. In accordance with ASC 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
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
Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from multiple dealers or brokers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments generally included in this category are corporate bonds and loans.
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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees, based on, among other things, the input of Guggenheim and management, its audit committee and independent third-party valuation firms. The Master Fund and the Board of Trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.

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
Interest Income
Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method, or straight-line method, as applicable. Loan origination, closing and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.

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
Fee Income
Guggenheim, or its affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. Guggenheim is obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in originated co-investment transactions. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
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
Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions and the difference between the amounts of dividends, interest and foreign withholding taxes recorded by the Master Fund and the U.S. dollar equivalent of the amounts actually received or paid by the Master Fund.
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations and is included in accumulated earnings (loss), net of distributions on the consolidated statements of assets and liabilities.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2019, open U.S. Federal and state income tax years include the tax years ended December 31, 2016 through December 31, 2018. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification:
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
The following table provides the reconciliation of the components of net increase in net assets from operations to conform to the current period presentation for the nine months ended September 30, 2018:

	For the three months ended March 31, 2018	For the three months ended June 30, 2018	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Net investment income	$3,393	$4,476	$4,343	$12,212
Net realized gains	2,568	262	2,648	5,478
Net change in unrealized appreciation (depreciation)	560	(290)	(3,240)	(2,970)
Net increase in net assets resulting from operations	$6,521	$4,448	$3,751	$14,720

Notes to Consolidated Financial Statements (Unaudited)

The following table provides the reconciliation of the components of distributions from earnings to conform to the current period presentation for the nine months ended September 30, 2018:

For the nine months ended September 30, 2018
Shareholder Distributions:
Distribution from net investment income	$(12,212)
Distribution from realized gains	(3,491)
Distribution in excess of net investment income	(367)
Distributions from earnings	$(16,070)

Distributions from earnings for the three months ended March 31, 2018	$(5,101)
Distributions from earnings for the three months ended June 30, 2018	(5,399)
Distributions from earnings for the three months ended September 30, 2018	(5,570)
$(16,070)
The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated distributions in excess of net investment income	$(32)
Accumulated undistributed net realized gain	1,189
Net unrealized depreciation	(11,037)
Accumulated loss, net of distributions	$(9,880)
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of September 30, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$275,001	$266,786	71.0%	$260,745	$258,675	69.2%
Senior secured loans - second lien	61,106	60,621	16.1	67,871	62,967	16.8
Senior secured bonds	14,971	14,297	3.8	17,558	15,690	4.2
Senior unsecured debt	22,354	21,129	5.6	27,736	26,295	7.0
Total senior debt	$373,432	$362,833	96.5%	$373,910	$363,627	97.2%
Equity and other	13,416	13,060	3.5	10,874	10,487	2.8
Total investments	$386,848	$375,893	100.0%	$384,784	$374,114	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2019			December 31, 2018
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$80,226	$79,376	21.2%	$78,606	$78,389	21.0%
Services: Business	38,229	38,086	10.1	34,313	33,682	9.0
Healthcare & Pharmaceuticals	38,683	37,828	10.1	38,053	37,901	10.1
Beverage, Food & Tobacco	32,487	32,058	8.5	36,862	31,807	8.5
Retail	27,348	24,513	6.5	19,635	19,677	5.3
Automotive	24,156	22,634	6.0	26,886	26,827	7.2
Media: Advertising, Printing & Publishing	22,335	21,970	5.8	24,259	23,265	6.2
Chemicals, Plastics & Rubber	18,431	18,498	4.9	5,602	5,608	1.5
Construction & Building	14,837	14,810	4.0	17,126	16,875	4.5
Utilities: Electric	13,471	13,251	3.5	13,470	13,182	3.5
Energy: Oil & Gas	15,442	12,934	3.4	17,320	16,637	4.4
Banking, Finance, Insurance & Real Estate (1)	12,826	12,648	3.4	11,318	10,749	2.9
Containers, Packaging & Glass	13,248	12,431	3.3	11,363	11,403	3.0
Aerospace & Defense	7,280	6,862	1.8	8,583	8,367	2.2
Utilities: Oil & Gas	5,794	5,895	1.6	9,824	9,327	2.5
Transportation: Cargo	4,766	4,863	1.3	4,730	4,030	1.1
Hotel, Gaming & Leisure	4,756	4,789	1.3	4,774	4,687	1.3
Telecommunications	4,702	4,700	1.3	4,718	4,696	1.3
Consumer goods: Non-durable	4,547	4,554	1.2	9,699	9,653	2.6
Capital Equipment	2,000	1,895	0.5	3,514	3,442	0.9
Consumer Goods: Durable	1,284	1,298	0.3	4,129	3,910	1.0
Total investments	$386,848	$375,893	100.0%	$384,784	$374,114	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of September 30, 2019 and December 31, 2018.

Geographic Dispersion	September 30, 2019	December 31, 2018
United States of America	86.3%	86.3%
United Kingdom	8.6	9.0
Canada	2.8	2.3
Italy	1.5	1.5
Ireland	0.8	0.9
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of September 30, 2019 and December 31, 2018:

September 30, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	October 15, 2019	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$770	$757	$13
GBP	October 15, 2019	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,917	23,402	23,276	126
Total					$24,172	$24,033	$139

December 31, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£(85)	$(108)	$(109)	$1
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£665	841	848	(7)
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£22,230	27,982	28,355	(373)
EUR	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	795	800	(5)
Total					$29,510	$29,894	$(384)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and nine months ended September 30, 2019 and September 30, 2018:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement Location	2019	2018	2019	2018
Net realized gains
Foreign currency forward contracts	Net realized gains on foreign currency forward contracts	$752	$1,054	$626	$1,281
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	144	(700)	523	(69)
Net realized and unrealized gains on foreign currency forward contracts		$896	$354	$1,149	$1,212

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

The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of September 30, 2019 and December 31, 2018:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
September 30, 2019	JP Morgan Chase Bank, N.A.	$139	$—	$—	$139
December 31, 2018	JP Morgan Chase Bank, N.A.	$—	$(384)	$160	$(224)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of September 30, 2019 and December 31, 2018, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$83,447	$183,339	$266,786
Senior secured loans - second lien	—	17,272	43,349	60,621
Senior secured bonds	—	14,297	—	14,297
Senior unsecured debt	—	4,347	16,782	21,129
Total senior debt	$—	$119,363	$243,470	$362,833
Equity and other	100	—	12,960	13,060
Total investments	$100	$119,363	$256,430	$375,893
Percentage	0.0%	31.8%	68.2%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$139	$—	$139

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$54,117	$204,558	$258,675
Senior secured loans - second lien	—	11,069	51,898	62,967
Senior secured bonds	—	15,690	—	15,690
Senior unsecured debt	—	9,629	16,666	26,295
Total senior debt	$—	$90,505	$273,122	$363,627
Equity and other	162	—	10,325	10,487
Total investments	$162	$90,505	$283,447	$374,114
Percentage	0.0%	24.2%	75.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(384)	$—	$(384)

Notes to Consolidated Financial Statements (Unaudited)

Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2019 and December 31, 2018:

September 30, 2019
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$122,558	Yield analysis	Yield	8.56%	4.75% - 12.18%	Decrease
	$8,895	Transaction value	Cost (5)	98.84	98 - 99.5	Increase
	$4,118	Transaction value	Potential transaction	100.63	100 - 101	Increase
		Yield analysis	Yield	10.35%	10.35%	Decrease
	$5,884	Transaction value	Bid	61.27	61.27	Increase
		Discounted cash flow	Discount Rate	17.50%	17.50%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA multiple	5.6x	5.6x	Decrease
Senior secured loans - second lien	$32,118	Yield analysis	Yield	10.73%	9.72% - 11.26%	Decrease
	$4,431	Yield analysis	Yield	11.54%	11.54%	Decrease
		Transaction value	Potential transaction	101.60	101.60	Increase
Senior unsecured debt	$16,782	Yield analysis	Yield	12.68%	11.52% - 13.97%	Decrease
Equity and other	$4,561	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$2,827	Transacted value	Cost	989.55	15.36 - 1,000	Increase
	$2,729	Market comparable	Cash Flow Multiple	4x	4x	Increase
		Market comparable	Oil production multiple (6)	24,872x	24,872x	Increase
		Market comparable	Oil reserve multiple (7)	9.3x	9.3x	Increase
	$2,369	Discounted cash flow	Discount Rate	17.50%	17.50%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	3.80%	3.80%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.3x	7.3x	Increase
	$474	Discounted cash flow	Discount Rate	14.38%	14.08% - 14.77%	Decrease
		Discounted cash flow	EBITDA multiple	14.5x	13.2x - 15.4x	Increase
		Discounted cash flow	Perpetuity Growth Rate	6.72%	5% - 8%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	11.3x	9x - 13x	Increase
Total	$207,746
______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

Notes to Consolidated Financial Statements (Unaudited)

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2019, the Master Fund had investments of this nature measured at fair value totaling $48.7 million.

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

Notes to Consolidated Financial Statements (Unaudited)

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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended September 30, 2019
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of July 1, 2019	$176,521	$46,452	$16,867	$13,318	$253,158
Additions (1)	15,566	—	—	185	15,751
Sales and repayments (2)	(7,431)	—	—	(520)	(7,951)
Net realized gains (3)	110	—	—	—	110
Net change in unrealized depreciation on investments (4)	(3,752)	(172)	(94)	(23)	(4,041)
Net discount accretion	153	24	9	—	186
Transfers into Level 3 (5)	12,417	—	—	—	12,417
Transfers out of Level 3 (6)	(10,245)	(2,955)	—	—	(13,200)
Fair value balance as of September 30, 2019	$183,339	$43,349	$16,782	$12,960	$256,430
Change in net unrealized depreciation on investments held as of September 30, 2019	$(3,752)	$(172)	$(94)	$(23)	$(4,041)

	For the Nine Months Ended September 30, 2019
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2019	$204,558	$51,898	$16,666	$10,325	$283,447
Additions (1)	29,417	4,469	—	3,208	37,094
Sales and repayments (2)	(21,813)	(2,674)	—	(636)	(25,123)
Net realized gains (losses) (3)	253	(4,501)	—	—	(4,248)
Net change in unrealized appreciation (depreciation) on investments (4)	(4,784)	3,946	87	63	(688)
Net discount accretion	481	70	29	—	580
Transfers into Level 3 (5)	27,507	533	—	—	28,040
Transfers out of Level 3 (6)	(52,280)	(10,392)	—	—	(62,672)
Fair value balance as of September 30, 2019	$183,339	$43,349	$16,782	$12,960	$256,430
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2019	$(5,273)	$(203)	$87	$(400)	$(5,789)
___________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

Notes to Consolidated Financial Statements (Unaudited)

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)
For the three and nine months ended September 30, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.

(6)
For the three and nine months ended September 30, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.

	For the Three Months Ended September 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of July 1, 2018	$176,535	$73,422	$4,292	$7,480	$14,919	$10,325	$286,973
Additions (1)	22,431	452	—	—	—	159	23,042
Sales and repayments (2)	(4,737)	(9,744)	(4,335)	(6,019)	—	—	(24,835)
Net realized gains (3)	38	191	154	672	—	—	1,055
Net change in unrealized appreciation (depreciation) on investments (4)	279	(83)	(112)	(229)	(3)	173	25
Net discount accretion	137	35	1	5	7	—	185
Transfers into Level 3 (5) (6)	6,208	3,068	—	—	—	—	9,276
Transfers out of Level 3 (5) (7)	(24,251)	(4,055)	—	—	—	—	(28,306)
Fair value balance as of September 30, 2018	$176,640	$63,286	$—	$1,909	$14,923	$10,657	$267,415
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2018	$266	$(1,732)	$(243)	$(62)	$(3)	$30	$(1,744)

	For the Nine Months Ended September 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	60,557	24,239	—	2,036	—	6,410	93,242
Sales and repayments (2)	(59,506)	(19,942)	(5,081)	(22,546)	—	—	(107,075)
Net realized gains (losses) (3)	2,342	299	445	1,823	—	(1,886)	3,023
Net change in unrealized appreciation (depreciation) on investments (4)	(223)	5	(235)	(741)	(19)	2,489	1,276
Net discount accretion	431	54	11	24	19	—	539
Restructuring	—	—	(3,413)	—	—	3,413	—
Transfers into Level 3 (5) (6)	15,770	3,068	—	—	—	—	18,838
Transfers out of Level 3 (5) (7)	(39,739)	(10,901)	—	—	—	—	(50,640)
Fair value balance as of September 30, 2018	$176,640	$63,286	$—	$1,909	$14,923	$10,657	$267,415
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2018	$(518)	$(1,688)	$(626)	$(78)	$(19)	$388	$(2,541)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

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
Guggenheim and/or its affiliates receive, as applicable, compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities, administrative services and organizing the Master Fund and (iii) capital markets services in connection with the raising of equity capital for Feeder Funds affiliated with the Master Fund, as more fully discussed below.
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

Notes to Consolidated Financial Statements (Unaudited)

Administrative Services Agreement
The Master Fund entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping and record-keeping services. More specifically, Guggenheim, serving as the administrator (the "Administrator"), performs and oversees the Master Fund's required administrative services, which included financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services fees rendered by others. For providing these services, facilities and personnel, the Master Fund reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.
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
Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2019 and September 30, 2018
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2019 and September 30, 2018:

Related Party (1) (2)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Source Agreement & Description	2019	2018	2019	2018
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,759	$1,822	$5,171	$5,418
Guggenheim	Investment Advisory Agreement - performance-based incentive fee	—	(51)	—	760
Guggenheim	Administrative Services Agreement - expense reimbursement	203	184	623	465
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	8	122	160	187
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses, and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(2)
As of September 30, 2019, the Master Fund's accumulated unrealized depreciation exceeded its accumulated net realized capital gains and therefore, Guggenheim did not earn any performance-based incentive fee during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, Guggenheim earned an incentive fee on capital gains in the amount of $(0.1) million and $0.8 million, respectively.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of September 30, 2019, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of September 30, 2019, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
Hamilton and JPM amended the Hamilton Credit Facility on June 29, 2018 to, among other things, (i) extend the term from December 17, 2019 to December 29, 2022, (ii) extend the draw-down term from December 17, 2018 to December 29, 2021, (iii) reduce the interest rate from 3-month LIBOR +2.65% per annum to 3-month LIBOR +2.50% per annum, (iv) include a revolving feature on all amounts above the minimum utilization amount and (v) reduce the undrawn fee charged on all amounts below the facility's minimum utilization amount from 265 basis points per annum to 250 basis points per annum.
Hamilton's borrowings as of September 30, 2019 and December 31, 2018 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
September 30, 2019	$175,000	$167,000	$165,766	4.64%	12/29/22	3.2	years
December 31, 2018	$175,000	$150,000	$148,482	5.29%	12/29/22	4.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

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

Notes to Consolidated Financial Statements (Unaudited)

The components of the Master Fund's interest expense and other financing costs for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Stated interest expense	$2,081	$1,854	$6,050	$5,312
Unused/undrawn fees	19	64	131	189
Amortization of deferred financing costs	96	96	284	343
Total interest expense	$2,196	$2,014	$6,465	$5,844
Average borrowings	$167,543	$150,000	$157,802	$150,000

Weighted average interest rate (1)	4.91%	5.00%	5.17%	4.84%
Amortized financing costs	0.22%	0.25%	0.24%	0.30%
Total borrowing cost	5.13%	5.25%	5.41%	5.14%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2019 and December 31, 2018, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	September 30, 2019	December 31, 2018
Aceto Chemical (Revolver)	$800	$—
Alexander Mann Solutions (Revolver) (2)	446	446
Apptio, Inc. (Revolver)	326	326
Bluefin Holding, LLC (Revolver)	132	—
Boats Group (Revolver)	1,000	1,000
Bullhorn, Inc. (Revolver)	296	—
GAL Manufacturing (Revolver)	260	384
Galls LLC (Delayed Draw)	1,518	1,644
Galls LLC (Revolver)	120	326
Gladman Developments Ltd. (Delayed Draw) (2)	706	1,648
Kerridge Commercial Systems (Bidco) Limited (Term Loan)	2,200	—
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Delayed Draw)	319	435
Mavis Tire Express Services Corp. (Revolver)	217	217
Onyx CenterSource (Revolver)	329	329
Seal For Life Industries US LLC (Revolver)	390	—
Sears Outlet (Term Loan)	2,625	—
SLR Consulting (Delayed Draw) (2)	274	534
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	115	115
Wind River Systems (Bridge Loan)	—	353
Total Unfunded Commitments	$12,787	$8,471
______________________

Notes to Consolidated Financial Statements (Unaudited)

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the September 30, 2019 and December 31, 2018 exchange rates, respectively.
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
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2019 and September 30, 2018:

	For the Nine Months Ended September 30,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.09	$8.52
Net investment income (1)	0.47	0.42
Net realized gains (losses) (1)	(0.20)	0.19
Net change in unrealized appreciation (depreciation) (2)	—	(0.10)
Net increase resulting from operations	0.27	0.51
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.46)	(0.42)
Distributions from realized gains	(0.01)	(0.12)
Distributions in excess of net investment income	—	(0.01)
Net decrease resulting from distributions	(0.47)	(0.55)
Net asset value, end of period	$7.89	$8.48

INVESTMENT RETURNS
Total investment return (4)	3.38%	6.08%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$225,699	$247,131
Average net assets (5)	$233,075	$248,764
Common Shares outstanding, end of period	28,613,345	29,151,096
Weighted average Common Shares outstanding	28,997,077	29,151,096

Ratios-to-average net assets: (5)
Total expenses	5.85%	5.46%
Net investment income	5.82%	4.91%

Average outstanding borrowings (5)	$157,802	$150,000
Portfolio turnover rate (5) (6)	14%	42%
Asset coverage ratio (7)	2.35	2.65
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

Notes to Consolidated Financial Statements (Unaudited)

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of September 30, 2019, the Master Fund estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)
Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)
The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the nine months ended September 30, 2019 and September 30, 2018:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559
July 1, 8, 15, 22, 29	July 31	0.01346	0.06730	1,926
August 5, 12, 19, 26	August 28	0.00776	0.03104	888
September 2, 9, 16, 23, 30	October 2	0.00776	0.03880	1,110
			$0.47364	$13,747

For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000
July 26	July 27	0.06861	0.06861	2,000
August 23	August 24	0.06861	0.06861	2,000
September 4, 11, 18, 25	September 26	0.01346	0.05384	1,570
			$0.55127	$16,070

Note 11. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements, other than the one discussed below.
The Master Fund filed a tender offer to purchase up to 729,600 Shares on August 1, 2019.  On October 21, 2019, the Master Fund accepted for payment 100% of the 729,600 Shares that were validly tendered and not withdrawn at a price of $7.85 per Share, for an aggregate purchase price of $5.7 million.

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
Investment Objectives and Investment Strategy
Our investment objectives are to provide our shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation. There can be no assurances that any of these investment objectives will be achieved.
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
We primarily focus on the following investment types that may be available within the capital structure of portfolio companies:
• Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.
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

We intend to meet our investment objectives by investing primarily in large, privately-negotiated loans to private middle market U.S. companies. Specifically, we expect a typical borrower to have earnings before interest, taxes, depreciation and amortization ("EBITDA") of $25 million to $100 million and annual revenue ranging from $50 million to $1 billion. We seek to invest in businesses that have a strong reason to exist and have demonstrated competitive and strategic advantages. These companies generally possess distinguishing business characteristics, such as a leading competitive position in a well-defined market niche, unique brands, sustainable profitability and cash flow and experienced management. We anticipate that a majority of our investments will be classified as senior debt in a borrower’s capital structure and have repayment priority over other parts of a borrower’s capital structure (i.e., subordinated debt, preferred and common equity). By investing in a more senior attachment point of a borrower's capital structure, we expect to protect our principal with less risk, which we believe provides for a distinctive risk/return profile as compared to that of a typical middle market or private equity alternative investment.
In addition to privately-negotiated loans, we invest in more broadly syndicated assets, such as bank loans and corporate bonds. Our portfolio is more heavily weighted towards floating-rate investments, whose interest payment obligations may increase in a rising interest rate environment. We may also invest in fixed-rate investments, options, or other forms of equity participation and, to a limited extent and not as a principal investment strategy, structured products such as collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”). We seek to make investments which have favorable characteristics, including closing fees, prepayment premiums, lender-friendly control provisions and lender-friendly covenants.
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
Our investment activity can and does vary substantially from period to period depending on many factors, including: the demand for capital from creditworthy privately-owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance merger and acquisition transactions, the general economic environment, the competitive investment environment for the types of investments we currently seek and intend to seek in the future, the amount of equity capital we raise from the sale of our Shares and the amount of capital we may borrow.
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
Operating Expenses
Our primary operating expenses include a management fee and, depending on our operating results, a performance-based incentive fee, interest expense, administrative services, related party reimbursements, custodian and accounting services and other third-party professional services fees and expenses. The management and performance-based incentive fees compensate Guggenheim for its services in identifying, evaluating, negotiating, closing and monitoring our investments.
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of September 30, 2019 and December 31, 2018 and (ii) for the nine months ended September 30, 2019 and September 30, 2018:

	As of
	September 30, 2019	December 31, 2018
Total assets	$399,274	$394,848
Adjusted total assets (total assets net of payable for investments purchased)	$394,299	$390,112
Investments in portfolio companies, at fair value	$375,893	$374,114
Borrowings	$167,000	$150,000
Net assets	$225,699	$236,232
Net asset value per Common Share	$7.89	$8.09
Leverage ratio (borrowings/adjusted total assets)	42.4%	38.5%

	For the Nine Months Ended September 30,
	2019	2018
Average net assets	$233,075	$248,764
Average borrowings	$157,802	$150,000
Cost of investments purchased	$59,264	$160,122
Sales of investments	$35,509	$35,958
Principal payments	$16,963	$127,229
Net investment income	$13,568	$12,212
Net realized gains (losses)	$(5,893)	$5,478
Net change in unrealized appreciation (depreciation)	$221	$(2,970)
Net increase in net assets resulting from operations	$7,896	$14,720
Total distributions to shareholders	$13,747	$16,070
Net investment income per Common Share - basic and diluted	$0.47	$0.42
Earnings per Common Share - basic and diluted	$0.27	$0.51
Distributions per Common Share	$0.47	$0.55

Portfolio and Investment Activity for the Three and Nine Months ended September 30, 2019
The following table presents our new investment commitments for the three and nine months ended September 30, 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019		September 30, 2019
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$20,634	82.3%	$41,766	65.8%
Syndicated transactions	4,432	17.7%	21,751	34.2%
Total investment commitments entered during the period	$25,066	100.0%	$63,517	100.0%
The following table presents our portfolio company activity for the three and nine months ended September 30, 2019:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Portfolio companies at beginning of period	81	79
Number of added portfolio companies	5	15
Number of exited portfolio companies	(2)	(10)
Portfolio companies at period end	84	84

Number of debt investments at period end	128	128
Number of equity/other investments at period end	8	8
The following table presents a roll forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout the nine months ending September 30, 2019:

	Balance as of January 1, 2019	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of September 30, 2019
Senior secured loans - first lien	$258,675	$49,071	$(31,660)	$(9,300)	$266,786
Senior secured loans - second lien	62,967	4,625	(6,875)	(96)	60,621
Senior secured bonds	15,690	1,473	(4,190)	1,324	14,297
Senior unsecured debt	26,295	3,980	(9,111)	(35)	21,129
Total senior debt	$363,627	$59,149	$(51,836)	$(8,107)	$362,833
Equity and other	10,487	115	(636)	3,094	13,060
Total	$374,114	$59,264	$(52,472)	$(5,013)	$375,893
_______________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
Weighted average portfolio company EBITDA (1)	$93,305		$93,756
Median portfolio company EBITDA (1)	$65,900		$65,400
Weighted average purchase price of debt investments (2)	96.7%		97.3%
Weighted average duration of debt investments (3)	0.3	years	0.3	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.0%		1.3%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.6%		0.1%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	94.3%		92.6%
Percent of floating rate debt investments with interest rate floors (4)	73.1%		76.1%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	637	bps	636	bps
3-month LIBOR	209	bps	281	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	5.7%		7.4%
Weighted average coupon rate	8.6%		8.0%
Weighted average years to maturity	4.3	years	4.4	years

Weighted average effective yields
Senior secured loans - first lien (5)	8.5%		8.8%
Senior secured loans - second lien (5)	11.0%		11.3%
Senior secured bonds (5)	9.9%		9.1%
Senior unsecured debt (5)	12.2%		10.2%
Total debt investments (5)	9.2%		9.4%
Total investments (6)	9.1%		9.4%
_______________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of September 30, 2019 or December 31, 2018. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amount, typically exclude expenses deemed unusual or non-recurring and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

(5)
Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.

(6)
The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 2.02% for the 1 Month LIBOR to 2.06% for the 6 Month LIBOR on September 30, 2019. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2020	$2,899	0.8%	$8,292	2.2%
2021	20,495	5.3	31,502	8.2
2022	39,652	10.3	53,009	13.9
2023	115,867	30.2	115,914	30.3
2024	94,792	24.7	100,020	26.2
2025	68,972	18.0	52,824	13.8
2026	41,095	10.7	20,765	5.4
Total	$383,772	100.0%	$382,326	100.0%
Results of Operations
Operating results for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total investment income	$9,162	$8,678	$27,199	$25,796
Total expenses	4,595	4,335	13,631	13,584
Net investment income	4,567	4,343	13,568	12,212
Net realized gains (losses)	952	2,648	(5,893)	5,478
Net change in unrealized appreciation (depreciation)	(5,926)	(3,240)	221	(2,970)
Net increase (decrease) in net assets resulting from operations	$(407)	$3,751	$7,896	$14,720

Investment Income
Interest and dividend income consisted of the following components for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income on debt securities:
Cash interest	$8,398	$7,885	$24,834	$23,721
PIK interest	66	7	154	7
Net accretion/amortization of discounts/premiums	446	342	1,153	1,003
Total interest on debt securities	8,910	8,234	26,141	24,731
PIK dividend	244	249	783	596
Total interest and dividend income	$9,154	$8,483	$26,924	$25,327
Average Investments at cost	$383,741	$375,292	$389,634	$377,373
Average Income Generating Investments at cost (1)	$373,651	$371,033	$380,972	$373,788
Income return (2)	2.4%	2.3%	7.1%	6.8%
_________________

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented. Income return is not annualized.
The increase in interest and dividend income was mainly driven by the growth in the size of our income generating investments, offset by a slight decrease in the yield on our portfolio of investments. As of September 30, 2019 and September 30, 2018, yield on debt investments at cost were 9.2% and 9.1%, respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Capital structuring fees	$—	$161	$136	$161
Administrative agency fees	8	(39)	24	26
Amendment fees and other	—	—	115	209
Commitment fees/other	—	73	—	73
Total fee income	$8	$195	$275	$469

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed operating expenses:
Trustees fees	92	92	252	279
Professional services fees (1)	214	213	703	670
Other expenses	261	241	806	642
Total fixed operating expenses	567	546	1,761	1,591

Variable operating expenses:
Interest expense (2)	2,196	2,014	6,465	5,844
Administrative services (3)	50	52	151	157
Management fee	1,759	1,822	5,171	5,418
Custody services	23	24	72	82
Total variable operating expenses	4,028	3,912	11,859	11,501

Performance dependent expenses:
Performance-based incentive fee	—	(123)	11	492
Total performance dependent expenses	—	(123)	11	492

Total expenses	$4,595	$4,335	$13,631	$13,584
_________________

(1)
Professional services fees include the expenses for third party service providers such as internal and independent auditors, chief compliance officer, tax return preparer and tax consultant, third-party investment valuers and fund legal counsel.

(2)
The composition of our interest expense for the three and nine months ended September 30, 2019 and September 30, 2018 is reported in Note 7. Borrowings. The increase in interest expense is primarily due to increase in average borrowings.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator and independent pricing vendors.
The increase in total expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in average borrowings, offset by a decrease in management fee due to decrease in average total assets. For the three months ended September 30, 2019 and September 30, 2018, total borrowing costs were 5.13% and 5.25%, respectively. For the three months ended September 30, 2019 and September 30, 2018, average borrowings for the period were $167,543 and $150,000, respectively.
The increase in total expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in average borrowings, offset by a decrease in management fee due to decrease in average total assets. For the nine months ended September 30, 2019 and September 30, 2018, total borrowing costs were 5.41% and 5.14%, respectively. For the nine months ended September 30, 2019 and September 30, 2018, average borrowings for the period were $157,802 and $150,000, respectively.

Net Realized Gains (Losses)
For the three months ended September 30, 2019, we had dispositions and principal repayments of $15.1 million, resulting in net realized gains of $0.2 million. For the nine months ended September 30, 2019, we had dispositions and principal repayments of $52.5 million, resulting in net realized losses of $6.6 million, which primarily pertains to the realization of previously recorded unrealized depreciation of $6.6 million from a restructuring of one of our portfolio companies. For the three and nine months ended September 30, 2019, we had realized gains from our foreign currency forward contracts of $0.8 million and $0.6 million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three months ended September 30, 2018, we had dispositions and principal repayments of $42.0 million, resulting in net realized gains of $1.5 million, driven mainly by realized gains resulting from principal repayments on investments that featured call protection provisions. For the nine months ended September 30, 2018, we had dispositions and principal repayments of $163.2 million, resulting in net realized gains of $4.1 million, derived mainly from principal repayments on investments that featured call protection provisions. For the three and nine months ended September 30, 2018, we had realized gains from our foreign currency forward contracts of $1.1 million and $1.3 million, respectively, primarily due the appreciation of the U.S. dollar against the British pound.
For the three and nine months ended September 30, 2019 and September 30, 2018, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investments	$205	$1,517	$(6,600)	$4,149
Foreign currency forward contracts	752	1,054	626	1,281
Foreign currency transactions	(5)	77	81	48
Net realized gains (losses)	$952	$2,648	$(5,893)	$5,478

Changes in Unrealized Appreciation (Depreciation)
For the three and nine months ended September 30, 2019 and September 30, 2018, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investments	$(6,070)	$(2,505)	$(285)	$(2,901)
Foreign currency forward contracts	144	(700)	523	(69)
Foreign currency transactions	—	(35)	(17)	—
Net change in unrealized appreciation (depreciation)	$(5,926)	$(3,240)	$221	$(2,970)

For the three and nine months ended September 30, 2019 and September 30, 2018, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized appreciation on all investments (1)	$1,043	$1,714	$14,744	$5,268
Unrealized depreciation on all investments (1)	(7,113)	(4,219)	(15,029)	(8,169)
Total net change in unrealized depreciation on all investments	$(6,070)	$(2,505)	$(285)	$(2,901)

Unrealized appreciation on Level 3 investments only (1)	$369	$1,055	$7,097	$5,703
Unrealized depreciation on Level 3 investments only (1)	(4,410)	(1,030)	(7,785)	(4,427)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$(4,041)	$25	$(688)	$1,276
__________________

(1)	Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 17.45% increase in the value of their investment, or an annualized return of 3.41%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the nine months ended September 30, 2019 and September 30, 2018, and the period from commencement to September 30, 2019. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Nine Months Ended September 30,		Since Commencement
Company	Date Operations Commenced (2)	2019	2018	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	3.38%	6.08%	17.45%	3.41%
___________________

(1)
Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our Common Shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.

(2)	Commencement of operations represents the date that we sold our initial Common Shares.
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2019, we had twenty unfunded commitments totaling $12.8 million as compared to fifteen unfunded commitments totaling $8.5 million as of December 31, 2018. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include: (i) the sale of our Shares to affiliated feeder funds, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iv) principal repayments and sale proceeds from our investments.
Our primary uses of cash may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders and (v) periodic repurchases of our Shares pursuant to our quarterly share repurchase program.
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Cash	$3,385	$2,555
Restricted cash (1)	16,385	7,587
Unused borrowing capacity	8,000	25,000
Principal receivable	849	7,701
Unfunded investment commitments	(12,787)	(8,471)
Payable for investments purchased	(4,975)	(4,736)
Other net working capital (2)	(228)	(2,300)
Total operational liquidity	$10,629	$27,336
__________________

(1)
Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 7. Borrowings).

(2)
Other net working capital is the sum of collateral deposits for foreign currency forward contracts, interest and dividend income receivable and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.

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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	September 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$167,000	$—	$—	$167,000	$—
Interest on borrowings (1) (2)	25,503	7,855	15,711	1,937	—
Unused commitment fee (1)	182	81	101	—	—
Total - Financings	$192,685	$7,936	$15,812	$168,937	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$147,887	$—	$147,887	$—	$—
GCIF 2019 (3)	37,175	—	—	—	37,175
Total Liquidation of Feeder Funds' Investments	$185,062	$—	$147,887	$—	$37,175

______________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of September 30, 2019 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after September 30, 2019 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of September 30, 2019. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of September 30, 2019, GCIF 2016T owned 65.5% of our outstanding Common Shares and GCIF 2019 owned 16.5% of our outstanding Common Shares. The two initial investors accounted for the remaining 18.0% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Investments classified as Level 3 fair value	$256,430	$283,447
Total investments at fair value	$375,893	$374,114
Total assets	$399,274	$394,848
Percentage of investment portfolio classified as Level 3 fair value	68.2%	75.8%
Percentage of total assets classified as Level 3 fair value	64.2%	71.8%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2019 and December 31, 2018 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the period ended September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Fair Value of Level 3 Investments at Period End	$256,430	$267,415
Fair Value Assuming a 5% Increase in Value	269,252	280,786

Increase in unrealized appreciation	12,822	13,371
(Increase) in management fees (1)	(167)	(175)
(Increase) in performance based incentive fee (2)	(2,564)	(2,674)
Increase in net assets resulting from operations	$10,091	$10,522

Weighted average Common Shares outstanding (basic and diluted)	28,997,077	29,151,096
Common Shares outstanding at the end of the period	28,613,345	29,151,096

Increase in earnings per Common Share	$0.35	$0.36
Increase in net asset value per Common Share	$0.35	$0.36
_______________

(1)	Increase in management fee for the period ended September 30, 2019 and September 30, 2018 represents only nine months' worth of the change to the Master Fund's management fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021, among other things. As of September 30, 2019 and December 31, 2018, we had borrowed $167.0 million and $150.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Reimbursement for Guggenheim Administrative Services Expenses
Guggenheim has provided administrative services to the Master Fund since September 11, 2017. We will reimburse Guggenheim, for their expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of their actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable allocation methods. We do not reimburse Guggenheim for rent, depreciation, utilities, capital equipment or other administrative items allocated to controlling persons of Guggenheim.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 94.3% of our debt investments (91.1% of our total investments), or $342.3 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of September 30, 2019.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(1,685)	$(835)	$(850)	$(0.03)
+50 bps	1,720	835	885	0.03
+100 bps	3,470	1,670	1,800	0.06
+150 bps	5,221	2,505	2,716	0.09
+200 bps	7,001	3,340	3,661	0.13
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2019 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of November 4, 2019, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
From time to time, we, our subsidiary, or Guggenheim may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors.
As of September 30, 2019, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 12, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) Not applicable.

(c) The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board may amend, suspend or terminate the share repurchase program upon 30 days' notice.
The following table provides information concerning our repurchases of Common Shares for the quarter ended September 30, 2019:

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2019		—	—	—	—
August 1 to August 31, 2019	(1)	—	—	—	—
September 1 to September 30, 2019		—	—	—	—
Total		—		—	—
___________________

(1)
The Master Fund filed a tender offer to purchase up to 729,600 Shares on August 1, 2019.  On October 21, 2019, the Master Fund accepted for payment 100% of the 729,600 Shares that were validly tendered and not withdrawn at a price of $7.85 per Share, for an aggregate purchase price of $5.7 million.

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

Guggenheim Credit Income Fund

Date:	November 8, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Brian S. Williams
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