Form 10-Q
period 2020-03-31
GUGGENHEIM CREDIT INCOME FUND
filed 2020-05-14
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,078,822 common shares outstanding as of May 8, 2020.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2019, that was filed on March 13, 2020. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2019, that was filed on March 13, 2020. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments at fair value (amortized cost of $369,691 and $385,802, respectively)	$318,946	$372,193
Cash	2,676	1,454
Restricted cash	15,067	7,512
Interest and dividend income receivable	2,552	2,622
Principal receivable	597	—
Receivable from related parties	12	35
Unrealized appreciation of foreign currency forward contracts	421	—
Prepaid expenses and other assets	222	284
Total assets	$340,493	$384,100

Liabilities
Credit facility payable, net of financing costs	$158,957	$170,862
Unrealized depreciation on foreign currency forward contracts	30	87
Payable for investments purchased	1,741	—
Accrued management fee	1,069	576
Payable to related parties	389	195
Distributions payable	271	—
Collateral payable for foreign currency forward contracts	520	320
Accounts payable, accrued expenses and other liabilities	670	863
Total liabilities	163,647	172,903
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$176,846	$211,197

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 27,078,822 and 27,157,534 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$27	$27
Paid-in-capital in excess of par value	229,501	229,996
Accumulated loss, net of distributions	(52,682)	(18,826)
Net assets	$176,846	$211,197
Net asset value per Common Share	$6.53	$7.78
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Investment Income
Interest income	$7,662	$8,534
Dividend income	253	261
Fee income	198	128
Total investment income	8,113	8,923
Operating Expenses
Interest expense	1,857	2,130
Management fee	1,637	1,694
Performance-based incentive fee	—	11
Administrative services	49	51
Custody services	25	24
Trustees fees	94	80
Related party reimbursements	194	219
Professional services fees	216	250
Other expenses	42	66
Total expenses	4,114	4,525
Net investment income	3,999	4,398
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	1,704	33
Foreign currency forward contracts	1,009	(987)
Foreign currency transactions	157	88
Net realized gains (losses)	2,870	(866)
Net change in unrealized appreciation (depreciation) on:
Investments	(37,136)	49
Foreign currency forward contracts	478	523
Foreign currency transactions	(1)	(17)
Net change in unrealized appreciation (depreciation)	(36,659)	555
Net realized and unrealized losses	(33,789)	(311)
Net increase (decrease) in net assets resulting from operations	$(29,790)	$4,087
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.15	$0.15
Earnings (loss) per Common Share - basic and diluted	$(1.08)	$0.14
Weighted average Common Shares outstanding - basic and diluted	27,507,691	29,206,056
Distribution per Common Share	$0.15	$0.16

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	27,157,534	$27	$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—	—	3,999	3,999
Net realized gains	—	—	—	2,870	2,870
Net change in unrealized depreciation	—	—	—	(36,659)	(36,659)
Net decrease in net assets resulting from operations	—	—	—	(29,790)	(29,790)
Shareholder distributions:
Distributions from earnings	—	—	—	(4,066)	(4,066)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(4,066)	(4,066)
Capital share transactions:
Issuance of Common Shares	639,552	1	4,999	—	5,000
Repurchase of Common Shares	(718,264)	(1)	(5,494)	—	(5,495)
Net decrease in net assets resulting from capital share transactions	(78,712)	—	(495)	—	(495)
Net decrease for the period	(78,712)	—	(495)	(33,856)	(34,351)
Balance at March 31, 2020	27,078,822	$27	$229,501	$(52,682)	$176,846

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	4,398	4,398
Net realized losses	—	—		—	(866)	(866)
Net change in unrealized appreciation	—	—		—	555	555
Net increase in net assets resulting from operations	—	—		—	4,087	4,087
Shareholder distributions:
Distributions from earnings	—	—		—	(4,717)	(4,717)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,717)	(4,717)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(38,000)	—	(1)	(307)	—	(307)
Net increase in net assets resulting from capital share transactions	86,070	—		693	—	693
Net increase (decrease) for the period	86,070	—		693	(630)	63
Balance at March 31, 2019	29,281,072	$29		$246,776	$(10,510)	$236,295
_____________________

(1)	Amount is less than $1,000.
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(29,790)	$4,087
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(210)	(167)
Amortization of premium/accretion of discount, net	(391)	(345)
Proceeds from sales of investments	4,974	7,492
Proceeds from paydowns on investments	46,723	3,981
Net receipt of settlement of derivatives	2,106	248
Net payment of settlement of derivatives	(1,097)	(1,235)
Net realized (gains) losses on derivatives	(1,009)	987
Purchases of investments	(33,281)	(12,160)
Net realized gains on investments	(1,704)	(33)
Net change in unrealized (appreciation) depreciation on investments	37,136	(49)
Net change in unrealized appreciation on foreign currency forward contracts	(478)	(523)
Amortization of deferred financing costs	95	94
(Increase) decrease in operating assets:
Interest and dividend income receivable	70	(256)
Principal receivable	(597)	7,589
Receivable from related parties	23	27
Prepaid expenses and other assets	62	52
Increase (decrease) in operating liabilities:
Payable for investments purchased	1,741	(4,152)
Accrued management fee	493	(8)
Payable to related parties	194	42
Collateral payable for foreign currency forward contracts	200	—
Accounts payable, accrued expenses and other liabilities	(193)	189
Net cash provided by operating activities	25,067	5,860
Financing activities
Issuance of Common Shares	5,000	1,000
Repurchase of Common Shares	(5,495)	(307)
Credit facility borrowings	—	5,000
Credit facility repayments	(12,000)	—
Distributions paid	(3,795)	(8,111)
Net cash used in financing activities	(16,290)	(2,418)
Net increase in restricted and unrestricted cash	8,777	3,442
Restricted and unrestricted cash, beginning of period	8,966	10,302
Restricted and unrestricted cash, end of period	$17,743	$13,744
Reconciliation of restricted and unrestricted cash
Cash	2,676	5,194
Restricted cash	15,067	8,550
Total restricted and unrestricted cash	$17,743	$13,744
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$1,815	$1,938
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 176.0%
Aerospace & Defense
Fairbanks Morse	(15)	Senior Secured Loans - First Lien	L+6.00%	6.91%	1/21/2025	4,364	$4,274	$4,102	2.3%
Fairbanks Morse	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	6.91%	1/21/2025	356	302	304	0.2%
							4,576	4,406	2.5%

National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.00%	7.58%	6/12/2021	3,425	3,413	3,288	1.9%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.46%	9/8/2023	3,860	3,836	3,088	1.7%
Total Aerospace & Defense							11,825	10,782	6.1%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.70%	11/17/2023	11,610	11,351	5,050	2.9%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	9.15%	8/30/2024	2,963	2,679	1,926	1.1%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	5.49%	8/1/2025	1,970	1,954	1,527	0.9%
EnTrans International, LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	6.99%	11/1/2024	3,650	3,501	3,139	1.8%

Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	3.86%	3/20/2023	130	114	89	0.1%
Mavis Tire Express Services Corp. (Delayed Draw)		Senior Secured Loans - First Lien	L+3.25%	4.71%	3/20/2025	3,633	3,619	2,947	1.6%
							3,733	3,036	1.7%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.33%	6/14/2024	1,244	1,232	1,193	0.7%
Total Automotive							24,450	15,871	9.1%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£2,405	3,010	2,787	1.6%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£740	944	811	0.5%
							3,954	3,598	2.1%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	1,495	0.8%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	6/14/2021	375	371	357	0.2%
Total Banking, Finance, Insurance & Real Estate							6,325	5,450	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,239	11,681	6.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	8.77%	5/3/2024	1,957	1,957	1,859	1.1%
CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.77%	5/3/2024	768	768	706	0.4%
							2,725	2,565	1.5%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.50%	3/31/2023	894	889	868	0.5%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.50%	3/31/2023	831	825	806	0.4%
							1,714	1,674	0.9%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.70%	10/2/2022	4,975	4,950	4,478	2.5%
Total Beverage, Food & Tobacco							21,628	20,398	11.5%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,660	0.9%
Total Capital Equipment							2,000	1,660	0.9%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	7.11%	4/29/2025	5,161	5,130	4,838	2.7%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.11%	4/29/2025	533	447	449	0.3%
							5,577	5,287	3.0%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	5.24%	6/26/2026	993	979	916	0.6%
Ilpea Parent, Inc.	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	6.01%	3/2/2023	5,410	5,365	4,463	2.5%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,065	1,048	954	0.5%

Seal For Life Industries US LLC (Revolver)	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	8.20%	7/24/2024	650	578	580	0.3%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	E+6.00%	8.26%	7/18/2026	6,973	6,853	6,659	3.8%
							7,431	7,239	4.1%
Total Chemicals, Plastics & Rubber							20,400	18,859	10.7%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.70%	6/26/2023	5,414	5,358	5,025	2.8%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.70%	6/26/2024	6,000	5,913	5,685	3.3%
GAL Manufacturing (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.09%	6/24/2022	433	408	402	0.2%
							11,679	11,112	6.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Springs Window Fashions, LLC	(15)	Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	1,740	1,726	1,566	0.8%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	9.57%	6/15/2026	1,588	1,521	1,345	0.8%
							3,247	2,911	1.6%
Total Construction & Building							14,926	14,023	7.9%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.03%	1/31/2025	3,611	3,582	3,448	1.9%
Galls LLC (Delayed Draw B)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	7.82%	1/31/2025	531	527	508	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.29%	1/31/2024	572	518	523	0.3%
Galls LLC (Revolver)	(13)	Senior Secured Loans - First Lien	N/A	N/A	12/19/2025	2,064	1,968	1,686	1.0%
							6,595	6,165	3.5%

Safariland	(15)	Senior Secured Loans - First Lien	L+7.55%	9.12%	11/17/2023	123	109	109	0.1%
Safariland	(15)	Senior Secured Loans - First Lien	L+7.55%	9.12%	11/17/2023	5,877	5,351	5,231	2.9%
							5,460	5,340	3.0%
Total Consumer Goods: Non-Durable							12,055	11,505	6.5%
Consumer Goods: Durable
PlayPower, Inc.	(15)	Senior Secured Loans - First Lien	L+5.50%	6.95%	4/29/2026	1,290	1,279	1,148	0.6%
Total Consumer Goods: Durable							1,279	1,148	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.	(15)	Senior Secured Loans - First Lien	L+4.75%	5.82%	9/23/2021	4,888	4,707	3,446	1.9%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	4.60%	3/28/2025	1,975	1,854	1,665	0.9%

Resource Label Group LLC		Senior Secured Loans - First Lien	L+4.50%	6.41%	5/26/2023	3,440	3,419	3,096	1.8%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.41%	11/26/2023	3,000	2,971	2,625	1.5%
							6,390	5,721	3.3%
Total Containers, Packaging & Glass							12,951	10,832	6.1%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,985	900	0.5%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.00%	6/14/2022	3,250	3,230	3,063	1.7%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.00%	9/29/2022	3,000	2,964	2,250	1.3%
Permian Production Partners	(13)(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,687	760	0.4%
Total Energy: Oil & Gas							11,866	6,973	3.9%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.13%	9/5/2024	8,000	7,942	7,563	4.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Alltech	(13)(15)	Senior Unsecured Debt	L+12.00%	12.60%	7/21/2023	14,381	14,263	14,477	8.2%
Alltech	(13)(15)	Senior Unsecured Debt	E+12.00%	12.00%	7/21/2023	€601	622	667	0.4%
							14,885	15,144	8.6%

Cambrex Corporation		Senior Secured Loans - First Lien	L+5.00%	6.00%	11/20/2026	2,494	2,444	2,145	1.2%
Total Healthcare & Pharmaceuticals							25,271	24,852	14.1%
Hotel, Gaming & Leisure
Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.07%	12/31/2024	1,975	1,938	1,863	1.0%

Stadium Management Group		Senior Secured Loans - First Lien	L+2.50%	4.13%	1/23/2025	2,352	2,349	1,705	1.0%
Total Hotel, Gaming & Leisure							4,287	3,568	2.0%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	7.35%	5/17/2024	5,707	5,651	5,336	3.0%
Boats Group (Revolver)	(13)(15)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	1,000	947	935	0.5%
							6,598	6,271	3.5%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	7.24%	11/19/2024	2,469	2,370	2,210	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.60%	5/4/2022	1,885	1,874	1,565	0.9%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,972	1,714	1.0%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,259	1,225	938	0.5%
							5,071	4,217	2.4%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	7.57%	6/15/2024	8,092	8,051	7,364	4.2%
Trader Interactive (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	138	110	107	0.1%
							8,161	7,471	4.3%
Total Media: Advertising, Printing & Publishing							22,200	20,169	11.4%
Metals & Mining
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.20%	2/21/2026	3,594	3,559	3,410	1.9%
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.20%	2/21/2026	1,012	1,002	961	0.5%
Polyvision Corp.	(9)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	139	139	116	0.1%
Polyvision Corp.	(13)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2025	929	860	861	0.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Metals & Mining							5,560	5,348	3.0%
Retail
At Home Group	(11)	Senior Secured Loans - First Lien	L+3.50%	5.28%	6/3/2022	317	292	230	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	7.75%	12/12/2022	1,136	1,078	540	0.3%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	770	459	0.3%
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	8.11%	2/17/2023	10,350	10,180	6,339	3.5%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.41%	7/5/2022	4,329	4,299	3,486	2.0%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.41%	7/5/2022	488	488	393	0.2%
							4,787	3,879	2.2%

Save-a-Lot	(13)(18)	Senior Secured Loans - First Lien	N/A	N/A	12/5/2023	4,064	2,328	284	0.2%
Smart & Final Stores LLC		Senior Secured Loans - First Lien	L+6.75%	7.74%	6/20/2025	3,970	3,608	3,513	2.0%
Total Retail							23,043	15,244	8.6%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	5.74%	8/25/2025	3,940	3,712	3,329	1.9%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.68%	6/16/2025	£2,060	2,549	2,060	1.2%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.65%	6/16/2025	890	851	757	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+3.75%	4.43%	12/16/2024	324	337	319	0.2%
							3,737	3,136	1.8%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	5.57%	10/7/2021	4,755	4,736	4,208	2.3%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	6.61%	9/30/2024	5,881	5,793	3,455	1.9%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	5.11%	4/3/2025	2,849	2,800	2,265	1.3%

Hersha Hospitality Management	(9)(15)	Senior Secured Loans - First Lien	L+5.00%	6.58%	3/2/2026	—	(34)	—	—%
Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+5.00%	6.58%	3/2/2026	4,286	4,200	4,264	2.4%
							4,166	4,264	2.4%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	5.00%	3/29/2025	2,665	2,656	2,279	1.3%
Park Place Technologies		Senior Secured Loans - Second Lien	L+8.00%	9.00%	3/29/2026	3,404	3,383	3,340	1.9%
							6,039	5,619	3.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

PSI Services LLC	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	7.06%	10/4/2025	239	239	197	0.1%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	—	—	—	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	428	428	367	0.2%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,859	2,824	2,453	1.4%
							3,491	3,017	1.7%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	4.98%	6/23/2025	1,588	1,554	1,447	0.8%
SLR Consulting (Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	5.50%	5/23/2025	494	512	467	0.3%
							2,066	1,914	1.1%

Teneo Holdings LLC	(15)	Senior Secured Loans - First Lien	L+5.25%	6.91%	7/12/2025	3,980	3,799	2,766	1.6%
YAK Access, LLC	(15)	Senior Secured Loans - Second Lien	L+10.00%	11.20%	7/10/2026	5,000	4,696	3,950	2.2%
Total Services: Business							45,035	37,923	21.4%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.70%	2/28/2022	6,965	6,895	5,020	2.9%
Advicent Solutions	(9)(13)(15)	Senior Secured Loans - First Lien	P+4.50%	7.75%	2/28/2022	14	14	14	—%
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+2.75%	4.21%	2/28/2022	1,642	1,633	1,633	0.9%
							8,542	6,667	3.8%

Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	9.50%	9/9/2024	3,278	3,218	3,146	1.8%

Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.58%	10/31/2025	1,789	1,754	1,696	0.9%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+7.00%	8.58%	10/31/2025	—	(4)	(25)	—%
							1,750	1,671	0.9%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+7.25%	8.25%	12/3/2024	—	(33)	(32)	—%
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,842	4,707	2.7%
							4,809	4,675	2.7%

Black Mountain Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	6.36%	9/6/2024	—	(13)	(11)	—%
Black Mountain Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	9/4/2026	866	864	814	0.5%
							851	803	0.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.30%	6/8/2024	£2,638	3,347	3,189	1.8%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.80%	6/8/2024	£338	426	419	0.2%
							3,773	3,608	2.0%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	4.75%	3/20/2024	2,000	1,934	1,750	1.0%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	4.75%	11/29/2024	1,970	1,948	1,435	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	1,931	1,902	1,873	1.1%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	462	454	433	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.43%	4/28/2025	3,048	3,009	2,957	1.7%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	4,696	4,634	4,409	2.5%
							9,999	9,672	5.5%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	8.19%	1/22/2024	637	626	618	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	7.04%	1/22/2024	£530	730	639	0.4%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	104	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+4.25%	7.04%	1/22/2024	£327	421	394	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(13)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	8.19%	1/22/2024	2,211	2,178	2,147	1.2%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.25%	3/6/2026	289	317	309	0.2%
							4,390	4,211	2.4%

Lytx, Inc.	(9)(15)(16)	Senior Secured Loans - First Lien	N/A	N/A	2/28/2026	—	(21)	—	—%
Lytx, Inc.	(15)(16)	Senior Secured Loans - First Lien	N/A	N/A	2/27/2026	5,903	5,805	5,578	3.2%
							5,784	5,578	3.2%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.62%	12/2/2022	951	946	913	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.62%	12/2/2022	506	504	486	0.3%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.62%	12/2/2022	184	183	176	0.1%
							1,633	1,575	0.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	7.71%	12/20/2021	6,634	6,622	6,123	3.4%
Onyx CenterSource (Revolver)	(13)(15)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	329	315	303	0.2%
							6,937	6,426	3.6%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.87%	1/27/2023	6,136	6,101	5,855	3.3%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.90%	1/27/2023	390	390	372	0.2%
							6,491	6,227	3.5%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2023	5,414	5,331	5,075	2.9%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	7.89%	12/12/2023	1,142	1,114	1,071	0.6%
Velocity Holdings US (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.05%	12/12/2022	462	427	430	0.2%
							6,872	6,576	3.7%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	5,492	5,397	5,247	3.0%
Total Technology							74,328	69,267	39.3%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	4.49%	7/23/2025	2,225	2,216	1,832	1.0%
Firstlight Fiber	(15)	Senior Secured Loans - Second Lien	L+7.50%	8.49%	7/23/2026	2,500	2,476	2,125	1.2%
							4,692	3,957	2.2%
Total Telecommunications							4,692	3,957	2.2%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.67%	2/28/2025	6,000	5,911	5,700	3.2%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	7.95%	8/21/2020	2,884	2,876	2,466	1.4%
Total Utilities: Electric							8,787	8,166	4.6%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	6.49%	10/31/2025	5,925	5,775	5,333	3.0%
Total Utilities: Oil & Gas							5,775	5,333	3.0%
Total Debt Investments							$358,683	$311,328	176.0%

Equity investments - 4.3%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		247,318	$4,898	$4,946	2.8%
Total Banking, Finance, Insurance & Real Estate							4,898	4,946	2.8%
Beverage, Food & Tobacco

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	2,459	1,726	1.0%
Total Beverage, Food & Tobacco							2,459	1,726	1.0%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	463	0.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	19	—%
Total Energy: Oil & Gas							3,225	482	0.3%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		66,230	166	180	0.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	230	254	0.1%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							426	464	0.2%
Total Equity Investments							$11,008	$7,618	4.3%

Total Investments - 180.3%							$369,691	$318,946	180.3%

March 31, 2020 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	4/17/2020	£221	$259	—	$15	—%
JPMorgan Chase Bank	4/17/2020	£511	$617	—	$18	—%
JPMorgan Chase Bank	4/17/2020	$1,111	€991	—	$17	—%
JPMorgan Chase Bank	4/17/2020	$23,814	£18,866	—	$371	0.2%
JPMorgan Chase Bank	4/17/2020	$373	£324	—	$(30)	—%
					$391	0.2%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of March 31, 2020, LIBO rates ranged between 0.99% for 1-month LIBOR to 1.45% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2020.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of March 31, 2020, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $3.1 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $51.3 million; the net unrealized depreciation was $48.2 million; the aggregate cost of securities for Federal income tax purposes was $367.5 million.

(9)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2020 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of March 31, 2020, qualifying assets represented 81% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of March 31, 2020.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of March 31, 2020; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+ 8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Kerridge Commercial Systems (GBP Term Loan)	7.04%	1.76%	5.28%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (USD Term Loan)	8.19%	2.05%	6.14%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (GBP Delayed Draw)	7.04%	1.76%	5.28%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Euro Delayed Draw)	4.75%	1.19%	3.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	8.19%	2.05%	6.14%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	6.25%	1.56%	4.69%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
McGraw-Hill Global Education Holdings	11.00%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(18)
Investment was on non-accrual status as of March 31, 2020, meaning that the Master Fund has ceased recognizing interest income on these investments. As of March 31, 2020, debt investments on non-accrual status represented 1.6% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR=Ireland

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 170.0%
Aerospace & Defense
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.94%	6/12/2021	3,434	$3,420	$3,365	1.6%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.66%	9/8/2023	3,880	3,854	3,512	1.7%
Total Aerospace & Defense							7,274	6,877	3.3%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	7.35%	11/17/2023	11,640	11,366	9,254	4.4%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	9.30%	8/30/2024	2,970	2,674	2,666	1.3%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.30%	8/1/2025	1,975	1,958	1,928	0.9%
EnTrans International, LLC		Senior Secured Loans - First Lien	L+6.00%	7.80%	11/1/2024	3,700	3,543	3,588	1.7%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	3,231	3,218	3,158	1.5%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	5.04%	3/20/2023	28	10	11	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)	Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	92	92	90	—%
							3,320	3,259	1.5%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	6/14/2024	1,247	1,234	1,243	0.6%
Total Automotive							24,095	21,938	10.4%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£2,405	3,007	3,137	1.5%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£740	944	954	0.5%
							3,951	4,091	2.0%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	1,974	0.9%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	7.88%	6/14/2021	375	370	374	0.2%
Total Banking, Finance, Insurance & Real Estate							6,321	6,439	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,232	12,879	6.1%

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	9.26%	5/3/2024	1,962	1,962	1,962	0.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.91%	5/3/2024	770	770	731	0.3%
							2,732	2,693	1.2%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	897	891	891	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	833	827	827	0.4%
							1,718	1,718	0.8%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	7.19%	10/2/2022	4,988	4,963	4,981	2.4%
Total Beverage, Food & Tobacco							21,645	22,271	10.5%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,995	0.9%
Total Capital Equipment							2,000	1,995	0.9%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	7.62%	4/29/2025	5,174	5,142	5,144	2.4%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(90)	(89)	—%
							5,052	5,055	2.4%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	6.19%	6/26/2026	995	981	981	0.5%
Ilpea Parent, Inc.	IT(10)(11)	Senior Secured Loans - First Lien	L+4.75%	6.46%	3/2/2023	5,496	5,447	5,468	2.6%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,500	1,475	1,493	0.7%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	8.20%	7/24/2024	260	185	186	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	E+6.00%	8.26%	7/23/2025	6,991	6,870	6,889	3.2%
							7,055	7,075	3.3%
Total Chemicals, Plastics & Rubber							20,010	20,072	9.5%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.20%	6/26/2023	5,428	5,368	5,396	2.5%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.45%	6/26/2024	6,000	5,910	5,865	2.8%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.09%	6/24/2022	173	145	146	0.1%
							11,423	11,407	5.4%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	5.95%	6/15/2025	1,744	1,730	1,743	0.8%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.20%	6/15/2026	1,756	1,679	1,668	0.8%
							3,409	3,411	1.6%
Total Construction & Building							14,832	14,818	7.0%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.37%	1/31/2025	3,620	3,590	3,591	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Galls LLC (Delayed Draw B)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	8.25%	1/31/2025	533	528	528	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	P+5.25%	10.00%	1/31/2024	487	430	434	0.2%
Total Consumer Goods: Non-Durable							4,548	4,553	2.2%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	7.30%	4/29/2026	1,294	1,281	1,284	0.6%
Total Consumer Goods: Durable							1,281	1,284	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.45%	9/23/2021	5,239	5,010	4,610	2.2%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	4.70%	3/28/2025	1,980	1,854	1,952	0.9%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.60%	5/26/2023	3,449	3,426	3,121	1.5%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.60%	11/26/2023	3,000	2,969	2,550	1.2%
							6,395	5,671	2.7%
Total Containers, Packaging & Glass							13,259	12,233	5.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,985	1,430	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.60%	6/14/2022	3,438	3,415	3,417	1.6%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.71%	9/29/2022	3,000	2,961	2,955	1.4%
Permian Production Partners	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,680	1,805	0.8%
Total Energy: Oil & Gas							12,041	9,607	4.5%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.28%	9/5/2024	8,000	7,938	7,969	3.8%

Alltech	(13)(15)	Senior Unsecured Debt	L+10.25%	11.95%	7/21/2023	14,375	14,257	14,258	6.8%
Alltech	(13)(15)	Senior Unsecured Debt	E+10.25%	11.25%	7/21/2023	€601	622	669	0.3%
							14,879	14,927	7.1%

Cambrex Corporation		Senior Secured Loans - First Lien	L+5.00%	6.70%	11/20/2026	2,500	2,450	2,498	1.2%
Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	6.00%	7/15/2023	4,965	4,104	3,587	1.7%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.87%	8/15/2023	12,000	11,823	12,120	5.7%
Total Healthcare & Pharmaceuticals							41,194	41,101	19.5%
Hotel, Gaming & Leisure
Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.80%	12/31/2024	2,000	1,960	2,025	1.0%

Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	4.70%	1/23/2025	2,358	2,356	2,371	1.1%
Stadium Management Group		Senior Secured Loans - Second Lien	L+7.00%	8.70%	1/23/2026	2,400	2,395	2,428	1.1%
							4,751	4,799	2.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Hotel, Gaming & Leisure							6,711	6,824	3.2%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.95%	5/17/2024	5,722	5,665	5,722	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	9.80%	11/18/2024	3,338	3,306	3,372	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	—	(44)	(41)	—%
							8,927	9,053	4.3%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	8.04%	11/19/2024	2,500	2,400	2,500	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.70%	5/4/2022	1,943	1,930	1,863	0.9%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,968	1,871	0.9%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,340	1,302	1,152	0.5%
							5,200	4,886	2.3%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	8.30%	6/15/2024	8,113	8,070	8,023	3.8%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(31)	(30)	—%
							8,039	7,993	3.8%
Total Media: Advertising, Printing & Publishing							24,566	24,432	11.6%
Retail
At Home Group	(11)(15)	Senior Secured Loans - First Lien	L+3.50%	5.43%	6/3/2022	318	291	278	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	8.80%	12/12/2022	1,146	1,083	807	0.4%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	758	617	0.3%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.41%	2/17/2023	10,500	10,316	4,568	2.2%
Buddys Newco, LLC	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	10.21%	7/10/2024	3,900	3,827	4,088	1.9%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	4,340	4,306	4,080	1.9%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	489	489	460	0.2%
							4,795	4,540	2.1%

Save-a-Lot	(13)	Senior Secured Loans - First Lien	L+6.00%	8.10%	12/5/2023	4,064	2,261	1,488	0.7%
Sears Outlet	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	8.43%	10/23/2023	2,625	2,575	2,644	1.3%
Smart & Final Stores LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.55%	6/20/2025	3,980	3,605	3,850	1.8%
Total Retail							29,511	22,880	10.8%
Services: Business
24-7 Intouch	CN(10)(11)	Senior Secured Loans - First Lien	L+4.25%	5.95%	8/25/2025	3,950	3,715	3,851	1.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.71%	6/16/2025	£2,060	2,546	2,603	1.2%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.80%	6/16/2025	890	850	863	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(45)	(45)	—%
							3,351	3,421	1.6%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	6.21%	10/7/2021	4,755	4,730	4,687	2.2%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.12%	9/30/2024	5,881	5,790	5,779	2.7%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.24%	4/3/2025	2,857	2,805	2,810	1.3%
Lifelong Learner Holdings T/L	(15)	Senior Secured Loans - First Lien	L+5.75%	7.49%	10/16/2026	2,866	2,831	2,834	1.4%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	5.80%	3/29/2025	2,672	2,662	2,663	1.3%
Park Place Technologies		Senior Secured Loans - Second Lien	L+8.00%	9.80%	3/29/2026	3,404	3,383	3,378	1.6%
							6,045	6,041	2.9%

PSI Services LLC	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.75%	7.69%	10/4/2025	30	30	(6)	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	—	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	L+5.75%	7.63%	10/4/2026	429	429	422	0.2%
							459	416	0.2%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.79%	6/23/2025	1,588	1,551	1,554	0.7%
SLR Consulting (Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	5.18%	5/23/2025	494	512	508	0.3%
							2,063	2,062	1.0%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.99%	7/12/2025	3,990	3,802	3,805	1.8%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	11.79%	7/10/2026	5,000	4,688	4,409	2.1%
Total Services: Business							40,279	40,115	19.0%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.35%	2/28/2022	6,983	6,904	5,795	2.7%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.64%	9/9/2024	3,287	3,223	3,229	1.5%

Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.91%	10/31/2025	1,789	1,754	1,776	0.8%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	—	(4)	(26)	—%
							1,750	1,750	0.8%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(35)	(34)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.96%	1/10/2025	4,900	4,841	4,855	2.3%
							4,806	4,821	2.3%

Black Mountain Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(12)	—%
Black Mountain Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	9/4/2026	868	866	860	0.4%
							853	848	0.4%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.03%	6/8/2024	£2,638	3,346	3,450	1.7%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.01%	6/8/2024	£338	426	447	0.2%
							3,772	3,897	1.9%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	5.45%	3/20/2024	2,000	1,931	1,990	0.9%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	5.55%	11/29/2024	1,975	1,952	1,976	0.9%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	1,931	1,900	1,916	0.9%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	462	454	458	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	3,048	3,006	3,025	1.5%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	4,696	4,631	4,656	2.2%
							9,991	10,055	4.8%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.35%	1/22/2024	634	625	630	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£528	729	695	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	108	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£325	421	427	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.19%	1/22/2024	2,200	2,167	2,184	1.0%
							4,060	4,044	1.9%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	6,482	6,379	6,473	3.1%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	1,453	1,422	1,451	0.7%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	8/31/2022	—	(25)	(25)	—%
							7,776	7,899	3.8%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	953	948	953	0.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	507	505	507	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	184	184	184	0.1%
							1,637	1,644	0.8%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	8.36%	12/20/2021	6,652	6,639	6,640	3.1%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	—	(16)	(16)	—%
							6,623	6,624	3.1%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	6,152	6,114	6,121	2.9%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	391	391	389	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.45%	7/27/2023	4,388	4,330	4,386	2.1%
							10,835	10,896	5.2%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	5,428	5,335	5,339	2.5%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	1,145	1,115	1,127	0.6%
Velocity Holdings US (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.05%	12/12/2022	462	424	428	0.2%
							6,874	6,894	3.3%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	6/24/2024	5,534	5,435	5,467	2.6%
Total Technology							78,422	77,829	36.9%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	5.20%	7/23/2025	2,231	2,221	2,237	1.0%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	9.30%	7/23/2026	2,500	2,476	2,481	1.2%
							4,697	4,718	2.2%
Total Telecommunications							4,697	4,718	2.2%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,778	4,714	2.2%
Total Transportation: Cargo							4,778	4,714	2.2%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.95%	2/28/2025	6,000	5,908	5,925	2.8%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.60%	8/21/2020	2,892	2,878	2,583	1.2%
Total Utilities: Electric							8,786	8,508	4.0%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	7.21%	10/31/2025	5,940	5,784	5,881	2.8%
Total Utilities: Oil & Gas							5,784	5,881	2.8%
Total Debt Investments							$372,034	$359,089	170.0%

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

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
As of March 31, 2020, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2020, open U.S. Federal and state income tax years include the tax years ended December 31, 2016 through December 31, 2019. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of March 31, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$297,875	$256,202	80.3%	$279,872	$268,678	72.2%
Senior secured loans - second lien	34,923	31,862	10.0	56,913	56,651	15.2
Senior secured bonds	7,803	5,468	1.7	12,996	12,223	3.3
Senior unsecured debt	18,082	17,796	5.6	22,253	21,537	5.8
Total senior debt	$358,683	$311,328	97.6%	$372,034	$359,089	96.5%
Equity and other	11,008	7,618	2.4	13,768	13,104	3.5
Total investments	$369,691	$318,946	100.0%	$385,802	$372,193	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2020			December 31, 2019
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$74,754	$69,731	21.8%	$81,806	$81,726	22.0%
Services: Business	45,035	37,923	11.9	40,279	40,115	10.8
Healthcare & Pharmaceuticals	25,271	24,852	7.8	41,194	41,101	11.0
Beverage, Food & Tobacco	24,087	22,124	6.9	24,104	24,555	6.6
Media: Advertising, Printing & Publishing	22,200	20,169	6.3	24,566	24,432	6.6
Chemicals, Plastics & Rubber	20,400	18,859	5.9	20,010	20,072	5.4
Automotive	24,450	15,871	5.0	24,095	21,938	5.9
Retail	23,043	15,244	4.8	29,511	22,880	6.1
Construction & Building	14,926	14,023	4.4	14,832	14,818	4.0
Consumer goods: Non-durable	12,055	11,505	3.6	4,548	4,553	1.2
Containers, Packaging & Glass	12,951	10,832	3.4	13,259	12,233	3.3
Aerospace & Defense	11,825	10,782	3.4	7,274	6,877	1.8
Banking, Finance, Insurance & Real Estate (1)	11,223	10,396	3.3	11,021	11,191	3.0
Utilities: Electric	8,787	8,166	2.6	8,786	8,508	2.3
Energy: Oil & Gas	15,091	7,455	2.3	15,266	11,778	3.2
Metals & Mining	5,560	5,348	1.7	—	—	—
Utilities: Oil & Gas	5,775	5,333	1.7	5,784	5,881	1.6
Telecommunications	4,692	3,957	1.2	4,697	4,718	1.3
Hotel, Gaming & Leisure	4,287	3,568	1.1	6,711	6,824	1.8
Capital Equipment	2,000	1,660	0.5	2,000	1,995	0.5
Consumer Goods: Durable	1,279	1,148	0.4	1,281	1,284	0.3
Transportation: Cargo	—	—	—	4,778	4,714	1.3
Total investments	$369,691	$318,946	100.0%	$385,802	$372,193	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of March 31, 2020 and December 31, 2019.

Geographic Dispersion	March 31, 2020	December 31, 2019
United States of America	86.5%	85.5%
United Kingdom	9.3	9.2
Canada	2.8	2.8
Italy	1.4	1.5
Ireland	—	1.0
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of March 31, 2020 and December 31, 2019:

March 31, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	April 17, 2020	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£221	$259	$275	$16
GBP	April 17, 2020	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£511	617	635	18
EUR	April 17, 2020	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€991	1,094	1,111	17
GBP	April 17, 2020	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,866	23,444	23,814	370
GBP	April 17, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£324	403	373	(30)
Total					$25,817	$26,208	$391

December 31, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$779	$772	$(7)
GBP	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,878	25,016	24,936	(80)
Total					$25,795	$25,708	$(87)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three months ended March 31, 2020 and March 31, 2019:

		For the Three Months Ended March 31,
	Statement Location	2020	2019
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$1,009	$(987)
Net change in unrealized appreciation
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	478	523
Net realized and unrealized gains (losses) on foreign currency forward contracts		$1,487	$(464)

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of March 31, 2020 and December 31, 2019:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
March 31, 2020	JP Morgan Chase Bank, N.A.	$421	$(30)	$(520)	$(129)
December 31, 2019	JP Morgan Chase Bank, N.A.	$—	$(87)	$(320)	$(407)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of March 31, 2020 and December 31, 2019, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$60,041	$196,161	$256,202
Senior secured loans - second lien	—	4,685	27,177	31,862
Senior secured bonds	—	5,468	—	5,468
Senior unsecured debt	—	938	16,858	17,796
Total senior debt	$—	$71,132	$240,196	$311,328
Equity and other	19	—	7,599	7,618
Total investments	$19	$71,132	$247,795	$318,946
Percentage	0.0%	22.3%	77.7%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$391	$—	$391

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$80,704	$187,974	$268,678
Senior secured loans - second lien	—	14,364	42,287	56,651
Senior secured bonds	—	12,223	—	12,223
Senior unsecured debt	—	4,739	16,798	21,537
Total senior debt	$—	$112,030	$247,059	$359,089
Equity and other	90	—	13,014	13,104
Total investments	$90	$112,030	$260,073	$372,193
Percentage	0.0%	30.1%	69.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(87)	$—	$(87)

Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2020 and December 31, 2019:

March 31, 2020
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$139,363	Yield analysis	Yield	9.27%	5.23% - 12.76%	Decrease
	$6,973	Transacted value	Cost	91.00	89 - 99.5	Increase
	$5,020	Yield analysis	Yield	29.27%	29.27%	Decrease
		Transacted value	Bid	34.00	34.00	Increase
		Discounted cash flow	Discount Rate	18.00%	18.00%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	6.1x	6.1x	Increase
Senior secured loans - second lien	$16,227	Yield analysis	Yield	11.08%	10.29% - 11.55%	Decrease
Senior unsecured debt	$1,714	Yield analysis	Yield	19.62%	19.62%	Decrease
	$15,144	Yield analysis	Yield	12.68%	11.33% - 12.74%	Decrease
		Transacted value	Potential transaction	102.00	102.00	Increase
Equity and other	$30	Transacted value	Cost	15.36	15.36	Increase
	$4,946	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$463	Market comparable	Cash Flow Multiple	1.3x	1.3x	Increase
		Market comparable	Oil production multiple (6)	6508x	6508x	Increase
		Market comparable	Oil reserve multiple (7)	2.8x	2.8x	Increase
	$2,160	Discounted cash flow	Discount Rate	18.77%	13.74% - 20%	Decrease
		Discounted cash flow	EBITDA multiple	15.1x	14x - 15.8x	Increase
		Discounted cash flow	Perpetuity Growth Rate	7.00%	5% - 8%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.8x	7x - 13x	Increase
Total	$192,040

Notes to Consolidated Financial Statements (Unaudited)

______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2020, the Master Fund had investments of this nature measured at fair value totaling $55.8 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

(6)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2019
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$121,594	Yield analysis	Yield	8.44%	4.64% - 12.05%	Decrease
	$5,722	Transacted value	Potential transaction	100.00	100.00	Increase
	$14,656	Yield analysis	Yield	7.88%	6.47% - 8.5%	Decrease
		Transacted value	Potential transaction	101.73	100 - 105.57	Increase
	$5,795	Yield analysis	Yield	20.23%	20.23%	Decrease
		Transacted value	Bid	61.27	61.27	Increase
		Discounted cash flow	Discount Rate	17.50%	17.50%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	5.9x	5.9x	Increase
Senior secured loans - second lien	$16,904	Yield analysis	Yield	9.91%	7.67% - 11.27%	Decrease
	$15,492	Transacted value	Potential transaction	101.00	101.00	Increase
	$4,386	Yield analysis	Yield	11.46%	11.46%	Decrease
		Transacted value	Potential transaction	100.00	100.00	Increase
Senior unsecured debt	$16,798	Yield analysis	Yield	12.44%	11.53% - 14.33%	Decrease
Equity and other	$30	Transacted value	Cost (5)	15.36	15.36	Increase
	$3,303	Transacted value	Potential transaction	1,116.45	1,116.45	Increase
	$4,752	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$81	Discounted cash flow	EBITDA multiple	16.7x	16.7x	Increase
	$2,081	Market comparable	Cash Flow Multiple	3.6x	3.6x	Increase
		Market comparable	Oil production multiple (6)	19,650x	19,650x	Increase
		Market comparable	Oil reserve multiple (7)	6.6x	6.6x	Increase
	$2,767	Discounted cash flow	Discount Rate	20.01%	14.08% - 15%	Decrease
		Discounted cash flow	EBITDA multiple	14.5x	13.2x - 15.4x	Increase
		Discounted cash flow	Perpetuity Growth Rate	6.74%	5% - 8%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.2x	7.5x - 13x	Increase
Total	$214,361
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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31, 2020
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2020	$187,974	$42,287	$16,798	$13,014	$260,073
Additions (1)	31,004	—	—	198	31,202
Sales and repayments (2)	(15,617)	(19,881)	—	(3,375)	(38,873)
Net realized gains (3)	391	425	—	417	1,233
Net change in unrealized appreciation (depreciation) on investments (4)	(16,715)	(2,561)	51	(2,655)	(21,880)
Net discount accretion	164	17	9	—	190
Transfers into Level 3 (5)	20,499	6,890	—	—	27,389
Transfers out of Level 3 (6)	(11,539)	—	—	—	(11,539)
Fair value balance as of March 31, 2020	$196,161	$27,177	$16,858	$7,599	$247,795
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2020	$(16,260)	$(2,144)	$51	$(2,229)	$(20,582)
___________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)
For the three months ended March 31, 2020, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

(6)
For the three months ended March 31, 2020, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2019
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2019	$204,558	$51,898	$16,666	$10,325	$283,447
Additions (1)	4,033	—	—	198	4,231
Sales and repayments (2)	(2,643)	(2,407)	—	—	(5,050)
Net realized gains (3)	37	113	—	—	150
Net change in unrealized appreciation (depreciation) on investments (4)	1,048	(112)	20	101	1,057
Net discount accretion	160	23	10	—	193
Transfers into Level 3 (5)	10,386	533	—	—	10,919
Transfers out of Level 3 (6)	(21,775)	(7,437)	—	—	(29,212)
Fair value balance as of March 31, 2019	$195,804	$42,611	$16,696	$10,624	$265,735
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2019	$1,033	$(70)	$20	$101	$1,084
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)
For the three months ended March 31, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.

(6)
For the three months ended March 31, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services or by one independent pricing service with a corroborating recent trade.

Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2020, approximates its carrying value.
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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2020 and March 31, 2019:

Related Party (1) (2)		For the Three Months Ended March 31,
	Source Agreement & Description	2020	2019
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,637	$1,694
Guggenheim	Administrative Services Agreement - expense reimbursement	194	219
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	7	60
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.

(2)
As of March 31, 2020 and March 31, 2019, the Master Fund's accumulated unrealized depreciation exceeded its accumulated net realized capital gains and therefore, Guggenheim did not earn any performance-based incentive fee during the year.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of March 31, 2020, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of March 31, 2020, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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

Notes to Consolidated Financial Statements (Unaudited)

Hamilton's borrowings as of March 31, 2020 and December 31, 2019 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
March 31, 2020	$175,000	$160,000	$158,957	3.34%	12/29/22	2.7	years
December 31, 2019	$175,000	$172,000	$170,862	4.40%	12/29/22	3.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of March 31, 2020 and December 31, 2019) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

The components of the Master Fund's interest expense and other financing costs for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Stated interest expense	$1,728	$1,974
Unused/undrawn fees	34	62
Amortization of deferred financing costs	95	94
Total interest expense	$1,857	$2,130
Average borrowings	$161,714	$150,278

Weighted average interest rate (1)	4.31%	5.42%
Amortized financing costs	0.23%	0.25%
Total borrowing cost	4.54%	5.67%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2020 and December 31, 2019, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	March 31, 2020	December 31, 2019
Aceto Chemical (Revolver)	$267	$800
Acquia Inc. (Revolver)	211	211
Advicent Solutions (Revolver)	339	—
Alexander Mann Solutions (Revolver) (2)	28	446
Apptio, Inc. (Revolver)	326	326
Arcline FM Holdings LLC (Revolver)	80	—
Bluefin Holding, LLC (Revolver)	132	132
Boats Group (Revolver)	—	1,000
GAL Manufacturing (Revolver)	—	260
Galls LLC (Delayed Draw)	1,518	1,518
Galls LLC (Revolver)	27	113
Gladman Developments Ltd. (Delayed Draw) (2)	706	706
Hersha Hospitality Management (Delayed Draw)	1,714	—
Lytx, Inc. (Revolver)	2,053	368
Mavis Tire Express Services Corp. (Delayed Draw)	—	319
Mavis Tire Express Services Corp. (Revolver)	87	189
Onyx CenterSource (Revolver)	—	329
Polyvision Corp. (Delayed Draw)	325	—
PSI Services LLC (Delayed Draw)	239	239
PSI Services LLC (Delayed Draw)	—	168
PSI Services LLC (Revolver)	60	269
Seal For Life Industries US LLC (Revolver)	—	390
Trader Interactive (Revolver)	208	346
Total Unfunded Commitments	$8,320	$8,129
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the March 31, 2020 and December 31, 2019 exchange rates, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.78	$8.09
Net investment income (1)	0.15	0.15
Net realized gains (losses) (1)	0.10	(0.03)
Net change in unrealized appreciation (depreciation) (2)	(1.35)	0.02
Net increase (decrease) resulting from operations	(1.10)	0.14
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.15)	(0.12)
Distributions from realized gains	—	(0.04)
Net decrease resulting from distributions	(0.15)	(0.16)
Net asset value, end of period	$6.53	$8.07

INVESTMENT RETURNS
Total investment return (4)	(14.43)%	1.74%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$176,846	$236,295
Average net assets (5)	$205,694	$236,153
Common Shares outstanding, end of period	27,078,822	29,281,072
Weighted average Common Shares outstanding	27,507,691	29,206,056

Ratios-to-average net assets: (5)
Total expenses	2.00%	1.92%
Net investment income	1.94%	1.86%

Average outstanding borrowings (5)	$161,714	$150,278
Portfolio turnover rate (5) (6)	10%	3%
Asset coverage ratio (7)	2.11	2.52
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of March 31, 2020, the Master Fund estimated distributions to be composed of ordinary income. The final determination of the tax character of distributions will not be made until we file our tax return.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the three months ended March 31, 2020 and March 31, 2019:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30	April 22	0.01000	0.01000	271
			$0.14800	$4,066

For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
			$0.16152	$4,717

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
We primarily focus on the following investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes first lien senior secured loans, second lien senior secured loans, senior secured bonds, and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. The first lien senior secured loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and/or mezzanine debt ("Junior Debt"). Unitranche loans will expose us to the risks associated with first lien loans and Junior Debt. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.

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
Our portfolio may include “covenant-lite” loans which generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of March 31, 2020 and December 31, 2019 and (ii) for the three months ended March 31, 2020 and March 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Total assets	$340,493	$384,100
Adjusted total assets (total assets net of payable for investments purchased)	$338,752	$384,100
Investments in portfolio companies, at fair value	$318,946	$372,193
Borrowings	$160,000	$172,000
Net assets	$176,846	$211,197
Net asset value per Common Share	$6.53	$7.78
Leverage ratio (borrowings/adjusted total assets)	47.2%	44.8%

	For the Three Months Ended March 31,
	2020	2019
Average net assets	$205,694	$236,153
Average borrowings	$161,714	$150,278
Cost of investments purchased	$33,281	$12,160
Sales of investments	$4,974	$7,492
Principal payments	$46,723	$3,981
Net investment income	$3,999	$4,398
Net realized gains (losses)	$2,870	$(866)
Net change in unrealized appreciation (depreciation)	$(36,659)	$555
Net increase (decrease) in net assets resulting from operations	$(29,790)	$4,087
Total distributions to shareholders	$4,066	$4,717
Net investment income per Common Share - basic and diluted	$0.15	$0.15
Earnings (loss) per Common Share - basic and diluted	$(1.08)	$0.14
Distributions per Common Share	$0.15	$0.16

Portfolio and Investment Activity for the Three Months ended March 31, 2020
The following table presents our new investment commitments for the three months ended March 31, 2020:

	For the Three Months Ended March 31, 2020
Investment activity segmented by access channel:	Amount	Percentage
Direct originations	$21,269	100.0%
Total investment commitments entered during the period	$21,269	100.0%
The following table presents our portfolio company activity for the three months ended March 31, 2020:

For the Three Months Ended March 31, 2020
Portfolio companies at beginning of period	86
Number of added portfolio companies	5
Number of exited portfolio companies	(5)
Portfolio companies at period end	86

Number of debt investments at period end	136
Number of equity/other investments at period end	7
The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout the three months ended March 31, 2020:

	Balance as of January 1, 2020	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of March 31, 2020
Senior secured loans - first lien	$268,678	$33,281	$(16,016)	$(29,741)	$256,202
Senior secured loans - second lien	56,651	—	(22,440)	(2,349)	31,862
Senior secured bonds	12,223	—	(5,791)	(964)	5,468
Senior unsecured debt	21,537	—	(4,075)	334	17,796
Total senior debt	$359,089	$33,281	$(48,322)	$(32,720)	$311,328
Equity and other	13,104	—	(3,375)	(2,111)	7,618
Total	$372,193	$33,281	$(51,697)	$(34,831)	$318,946
_______________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020		December 31, 2019
Weighted average portfolio company EBITDA (1)	$82,385		$100,514
Median portfolio company EBITDA (1)	$67,200		$71,592
Weighted average purchase price of debt investments (2)	96.8%		96.7%
Weighted average duration of debt investments (3)	1.7	years	0.3	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.6%		1.0%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.3%		0.5%
Number of debt investments on non-accrual status	2		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	97.4%		94.8%
Percent of floating rate debt investments with interest rate floors (4)	76.3%		74.3%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	638	bps	637	bps
3-month LIBOR	145	bps	191	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	2.6%		5.2%
Weighted average coupon rate	9.0%		8.7%
Weighted average years to maturity	3.8	years	3.8	years

Weighted average effective yields
Senior secured loans - first lien (5)	8.0%		8.3%
Senior secured loans - second lien (5)	10.3%		10.5%
Senior secured bonds (5)	9.8%		10.4%
Senior unsecured debt (5)	12.6%		12.0%
Total debt investments (5)	8.5%		8.9%
Total investments (6)	8.4%		8.9%
_______________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of March 31, 2020 or December 31, 2019. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amount, typically exclude expenses deemed unusual or non-recurring and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.99% for the 1 Month LIBOR to 1.18% for the 6 Month LIBOR on March 31, 2020. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2020	$2,884	0.8%	$2,892	0.8%
2021	20,405	5.5	20,454	5.3
2022	34,436	9.4	31,823	8.3
2023	87,269	23.7	118,222	31.0
2024	92,491	25.2	99,195	26.0
2025	78,320	21.3	66,614	17.4
2026	51,878	14.1	42,707	11.2
Total	$367,683	100.0%	$381,907	100.0%
Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged and spread rapidly across the world, including to the U.S., bringing with it one of the most volatile quarters for the leveraged loan market in history.
We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. The impacts of these events may include, but are not limited to, (i) amendments and waivers being granted to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) additional borrower defaults and non-payments on their loans or inability of borrowers to refinance their loans at maturity, or (iii) permanent business closure. Such events, to the extent experienced, could result in a decrease in the value of our investment in any such portfolio company, or interest thereon. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which would increase the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.
With respect to our investments, we are taking steps in actively overseeing all of our individual portfolio companies. These measures include, among other things, enhanced monitoring/credit analysis of our portfolio, assessment of each portfolio company’s operational and liquidity exposure and outlook, and frequent communication with our portfolio company management teams, industry consultants, and other lenders to understand the expected financial performance impact of the COVID-19 pandemic.

We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of March 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act, as well as, all financial covenants within its credit facilities as of March 31, 2020. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
The reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation across the fair value of our investments due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.
Results of Operations
Operating results for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Total investment income	$8,113	$8,923
Total expenses	4,114	4,525
Net investment income	3,999	4,398
Net realized gains (losses)	2,870	(866)
Net change in unrealized appreciation (depreciation)	(36,659)	555
Net increase (decrease) in net assets resulting from operations	$(29,790)	$4,087
Investment Income
Interest and dividend income consisted of the following components for the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019
Interest income on debt securities:
Cash interest	$7,177	$8,168
PIK interest	94	21
Net accretion/amortization of discounts/premiums	391	345
Total interest on debt securities	7,662	8,534
PIK dividend	253	261
Total interest and dividend income	$7,915	$8,795
Average Investments at cost	$365,814	$381,288
Average Income Generating Investments at cost (1)	$343,319	$377,001
Income return (2)	2.3%	2.3%
_________________

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments and decrease in the yield on our portfolio of investments. For the three months ended March 31, 2020 and March 31, 2019, yield on debt investments at cost was 8.5% and 9.4%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019
Capital structuring fees	$—	$51
Administrative agency fees	7	9
Amendment fees and other	191	68
Total fee income	$198	$128
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
	2020	2019
Fixed operating expenses:
Related party reimbursements (1)	$194	$219
Trustees fees	94	80
Professional services fees (2)	216	250
Other expenses	42	66
Total fixed operating expenses	546	615

Variable operating expenses:
Interest expense (3)	1,857	2,130
Administrative services (4)	49	51
Management fee	1,637	1,694
Custody services	25	24
Total variable operating expenses	3,568	3,899

Performance-dependent expenses:
Performance-based incentive fee	—	11
Total performance-dependent expenses	—	11

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$4,114	$4,525
_________________

(1)	Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.

(2)
Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)
The composition of our interest expense for the three months ended March 31, 2020 and March 31, 2019 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to increase in average borrowings.

(4)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates. For the three months ended March 31, 2020 and March 31, 2019, total borrowing costs were 4.54% and 5.67%, respectively. For the three months ended March 31, 2020 and March 31, 2019, average borrowings for the period were $161,714 and $150,278, respectively.
Net Realized Gains (Losses)
For the three months ended March 31, 2020, we had dispositions and principal repayments of $51.7 million, resulting in net realized gains of $1.7 million. For the three months ended March 31, 2020, we had realized gains from our foreign currency forward contracts of $1.0 million primarily due the movement of the U.S. dollar against the British pound.
For the three months ended March 31, 2019, we had dispositions and principal repayments of $11.5 million, resulting in net realized losses of less than $0.1 million. We also had realized losses from our foreign currency forward contracts of $1.0 million primarily due the depreciation of the U.S. dollar against the British pound.
For the three months ended March 31, 2020 and March 31, 2019, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
	2020	2019
Investments	$1,704	$33
Foreign currency forward contracts	1,009	(987)
Foreign currency transactions	157	88
Net realized gains (losses)	$2,870	$(866)

Changes in Unrealized Appreciation (Depreciation)
For the three months ended March 31, 2020 and March 31, 2019, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended March 31,
	2020	2019
Investments (1)	$(37,136)	$49
Foreign currency forward contracts	478	523
Foreign currency transactions	(1)	(17)
Net change in unrealized appreciation (depreciation)	$(36,659)	$555

(1)	The increase in net unrealized depreciation for the three months ended March 31, 2020 was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19.

For the three months ended March 31, 2020 and March 31, 2019, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended March 31,
	2020	2019
Unrealized appreciation on all investments (1)	$2,935	$4,203
Unrealized depreciation on all investments (1)	(40,071)	(4,154)
Total net change in unrealized appreciation (depreciation) on all investments	$(37,136)	$49

Unrealized appreciation on Level 3 investments only (1)	$447	$1,864
Unrealized depreciation on Level 3 investments only (1)	(22,327)	(807)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$(21,880)	$1,057
__________________

(1)	Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 0.68% increase in the value of their investment, or an annualized return of 0.13%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the three months ended March 31, 2020 and March 31, 2019, and the period from commencement to March 31, 2020. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2020	2019	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(14.43)%	1.74%	0.68%	0.13%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2020, we had seventeen unfunded commitments totaling $8.3 million as compared to nineteen unfunded commitments totaling $8.1 million as of December 31, 2019. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

Financial Condition, Liquidity and Capital Resources
Our primary sources of cash may include: (i) the sale of our Shares to affiliated feeder funds, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iv) principal repayments and sale proceeds from our investments.
Our primary uses of cash may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders and (v) periodic repurchases of our Shares pursuant to our share repurchase program.
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Cash	$2,676	$1,454
Restricted cash (1)	15,067	7,512
Unused borrowing capacity	15,000	3,000
Principal receivable	597	—
Unfunded investment commitments	(8,320)	(8,129)
Payable for investments purchased	(1,741)	—
Other net working capital (2)	(355)	703
Total operational liquidity	$22,924	$4,540
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	March 31, 2020
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$160,000	$—	$160,000	$—	$—
Interest on borrowings (1) (2)	14,903	5,423	9,480	—	—
Unused commitment fee (1)	266	152	114	—	—
Total - Financings	$175,169	$5,575	$169,594	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$116,394	$—	$116,394	$—	$—
GCIF 2019 (3)	34,873	—	—	—	34,873
Total Liquidation of Feeder Funds' Investments	$151,267	$—	$116,394	$—	$34,873

______________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of March 31, 2020 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after March 31, 2020 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2020. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of March 31, 2020, GCIF 2016T owned 65.8% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 14.5% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Investments classified as Level 3 fair value	$247,795	$260,073
Total investments at fair value	$318,946	$372,193
Total assets	$340,493	$384,100
Percentage of investment portfolio classified as Level 3 fair value	77.7%	69.9%
Percentage of total assets classified as Level 3 fair value	72.8%	67.7%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2020 and December 31, 2019 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Fair Value of Level 3 Investments at Period End	$247,795	$265,735
Fair Value Assuming a 5% Increase in Value	260,185	279,022

Increase in unrealized appreciation	12,390	13,287
(Increase) in management fees (1)	(54)	(57)
(Increase) in performance based incentive fee (2)	(2,478)	(2,657)
Increase in net assets resulting from operations	$9,858	$10,573

Weighted average Common Shares outstanding (basic and diluted)	27,507,691	29,206,056
Common Shares outstanding at the end of the period	27,078,822	29,281,072

Increase in earnings per Common Share	$0.36	$0.36
Increase in net asset value per Common Share	$0.36	$0.36
_______________

(1)	Increase in management fee for the period ended March 31, 2020 represents only one quarter's worth of the change to the Master Fund's management fee.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of March 31, 2020 and December 31, 2019, we had borrowed $160.0 million and $172.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 97.4% of our debt investments (95.1% of our total investments), or $303.2 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of March 31, 2020.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(1,108)	$(800)	$(308)	$(0.01)
+50 bps	1,507	800	707	0.03
+100 bps	3,337	1,600	1,737	0.06
+150 bps	5,048	2,400	2,648	0.10
+200 bps	6,791	3,200	3,591	0.13
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 11, 2020, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
As of March 31, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
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

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes. The Company and its service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The spread of an epidemic or pandemic and efforts to contain it may result in severe disruptions to financial markets, supply chains, availability of raw materials, goods, and services. For example, the outbreak of COVID-19 is causing materially reduced consumer demand and economic output, disrupting supply chains, resulting in market closures, travel restrictions and quarantines, and adversely impacting local and global economies. As with other serious economic disruptions, governmental authorities and regulators are responding to this crisis with significant fiscal and monetary policy changes, including by providing direct capital infusions into companies, introducing new monetary programs and considerably lowering interest rates, which, in some cases resulted in negative interest rates. These actions, including their possible unexpected or sudden reversal or potential ineffectiveness, could further increase volatility in securities and other financial markets, reduce market liquidity, heighten investor uncertainty and adversely affect the value of our investments and our overall performance. In addition, uncertainty arising from the United Kingdom's decision to leave the European Union ("Brexit") could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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
We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, Guggenheim, or any of its affiliates have material nonpublic information regarding such portfolio company, or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Dislocations in certain parts of markets are resulting in reduced liquidity for certain investments. It is uncertain when financial markets will improve. Liquidity of financial markets may also be affected by government intervention.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisor's allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) Not applicable.
(c) The Master Fund has implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. The Master Fund's Board may amend, suspend or terminate the share repurchase program.
The following table provides information concerning our repurchases of Common Shares for the quarter ended March 31, 2020:

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2020		—	—	—	—
February 1 to February 29, 2020		—	—	—	—
March 1 to March 31, 2020	(1)	718,264	7.65	718,264	—
Total		718,264		718,264	—
___________________

(1)	The maximum number of shares available for repurchase on March 16, 2020 was 718,264 shares.

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

Guggenheim Credit Income Fund

Date:	May 14, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ Cielo M. Ordonez
CIELO M. ORDONEZ
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