Form 10-Q
period 2020-06-30
GUGGENHEIM CREDIT INCOME FUND
filed 2020-08-13
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,130,326 common shares outstanding as of August 10, 2020.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments at fair value (amortized cost of $358,628 and $385,802, respectively)	$323,891	$372,193
Cash	6,893	1,454
Restricted cash	11,765	7,512
Interest and dividend income receivable	2,243	2,622
Principal receivable	3,656	—
Receivable from related parties	20	35
Unrealized appreciation of foreign currency forward contracts	408	—
Prepaid expenses and other assets	159	284
Total assets	$349,035	$384,100

Liabilities
Credit facility payable, net of financing costs	$156,052	$170,862
Unrealized depreciation on foreign currency forward contracts	—	87
Payable for investments purchased	1,359	—
Accrued management fee	507	576
Payable to related parties	155	195
Distributions payable	1,186	—
Collateral payable for foreign currency forward contracts	360	320
Accounts payable, accrued expenses and other liabilities	685	863
Total liabilities	160,304	172,903
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$188,731	$211,197

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 26,811,629 and 27,157,534 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$27	$27
Paid-in-capital in excess of par value	227,663	229,996
Accumulated loss, net of distributions	(38,959)	(18,826)
Net assets	$188,731	$211,197
Net asset value per Common Share	$7.04	$7.78
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest income	$6,959	$8,697	$14,621	$17,231
Dividend income	203	278	456	539
Fee income	34	139	232	267
Total investment income	7,196	9,114	15,309	18,037
Operating Expenses
Interest expense	1,447	2,139	3,304	4,269
Management fee	1,524	1,718	3,161	3,412
Performance-based incentive fee	—	—	—	11
Administrative services	44	50	93	101
Custody services	24	25	49	49
Trustees fees	80	80	174	160
Related party reimbursements	154	201	348	420
Professional services fees	217	239	433	489
Other expenses	91	59	133	125
Total expenses	3,581	4,511	7,695	9,036
Net investment income	3,615	4,603	7,614	9,001
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(2,339)	(6,838)	(635)	(6,805)
Foreign currency forward contracts	42	861	1,051	(126)
Foreign currency transactions	4	(2)	161	86
Net realized gains (losses)	(2,293)	(5,979)	577	(6,845)
Net change in unrealized appreciation (depreciation) on:
Investments	16,008	5,736	(21,128)	5,785
Foreign currency forward contracts	17	(144)	495	379
Foreign currency transactions	—	—	(1)	(17)
Net change in unrealized appreciation (depreciation)	16,025	5,592	(20,634)	6,147
Net realized and unrealized gains (losses)	13,732	(387)	(20,057)	(698)
Net increase (decrease) in net assets resulting from operations	$17,347	$4,216	$(12,443)	$8,303
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.13	$0.16	$0.28	$0.31
Earnings (loss) per Common Share - basic and diluted	$0.64	$0.14	$(0.46)	$0.28
Weighted average Common Shares outstanding - basic and diluted	27,040,652	29,178,344	27,274,171	29,192,124
Distribution per Common Share	$0.13	$0.17	$0.28	$0.34

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	3,999	3,999
Net realized gains	—	—		—	2,870	2,870
Net change in unrealized depreciation	—	—		—	(36,659)	(36,659)
Net decrease in net assets resulting from operations	—	—		—	(29,790)	(29,790)
Shareholder distributions:
Distributions from earnings	—	—		—	(4,066)	(4,066)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,066)	(4,066)
Capital share transactions:
Issuance of Common Shares	639,552	1		4,999	—	5,000
Repurchase of Common Shares	(718,264)	(1)		(5,494)	—	(5,495)
Net decrease in net assets resulting from capital share transactions	(78,712)	—		(495)	—	(495)
Net decrease for the period	(78,712)	—		(495)	(33,856)	(34,351)
Balance at March 31, 2020	27,078,822	$27		$229,501	$(52,682)	$176,846
Operations:
Net investment income	—	—		—	3,615	3,615
Net realized losses	—	—		—	(2,293)	(2,293)
Net change in unrealized appreciation	—	—		—	16,025	16,025
Net increase in net assets resulting from operations	—	—		—	17,347	17,347
Shareholder distributions:
Distributions from earnings	—	—		—	(3,624)	(3,624)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,624)	(3,624)
Capital share transactions:
Repurchase of Common Shares	(267,193)	—	(1)	(1,838)	—	(1,838)
Net decrease in net assets resulting from capital share transactions	(267,193)	—		(1,838)	—	(1,838)
Net increase (decrease) for the period	(267,193)	—		(1,838)	13,723	11,885
Balance at June 30, 2020	26,811,629	$27		$227,663	$(38,959)	$188,731

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	4,398	4,398
Net realized losses	—	—		—	(866)	(866)
Net change in unrealized appreciation	—	—		—	555	555
Net increase in net assets resulting from operations	—	—		—	4,087	4,087
Shareholder distributions:
Distributions from earnings	—	—		—	(4,717)	(4,717)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,717)	(4,717)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(38,000)	—	(1)	(307)	—	(307)
Net increase in net assets resulting from capital share transactions	86,070	—		693	—	693
Net increase (decrease) for the period	86,070	—		693	(630)	63
Balance at March 31, 2019	29,281,072	$29		$246,776	$(10,510)	$236,295
Operations:
Net investment income	—	—		—	4,603	4,603
Net realized losses	—	—		—	(5,979)	(5,979)
Net change in unrealized appreciation	—	—		—	5,592	5,592
Net increase in net assets resulting from operations	—	—		—	4,216	4,216
Shareholder distributions:
Distributions from earnings	—	—		—	(5,106)	(5,106)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(5,106)	(5,106)
Capital share transactions:
Repurchase of Common Shares	(667,727)	—	(1)	(5,375)	—	(5,375)
Net decrease in net assets resulting from capital share transactions	(667,727)	—		(5,375)	—	(5,375)
Net decrease for the period	(667,727)	—		(5,375)	(890)	(6,265)
Balance at June 30, 2019	28,613,345	$29		$241,401	$(11,400)	$230,030
_____________________

(1)	Amount is less than $1,000.
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(12,443)	$8,303
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(459)	(535)
Amortization of premium/accretion of discount, net	(682)	(707)
Proceeds from sales of investments	13,011	23,376
Proceeds from paydowns on investments	68,731	13,958
Net receipt of settlement of derivatives	3,308	1,731
Net payment of settlement of derivatives	(2,257)	(1,605)
Net realized gains on derivatives	(1,051)	(126)
Purchases of investments	(54,062)	(39,170)
Net realized losses on investments	635	6,805
Net change in unrealized (appreciation) depreciation on investments	21,128	(5,785)
Net change in unrealized appreciation on foreign currency forward contracts	(495)	(379)
Amortization of deferred financing costs	190	188
(Increase) decrease in operating assets:
Interest and dividend income receivable	379	(274)
Principal receivable	(3,656)	2,581
Receivable from related parties	15	16
Prepaid expenses and other assets	125	106
Increase (decrease) in operating liabilities:
Payable for investments purchased	1,359	(2,670)
Accrued management fee	(69)	563
Payable to related parties	(40)	24
Collateral payable for foreign currency forward contracts	40	—
Accounts payable, accrued expenses and other liabilities	(178)	(12)
Net cash provided by operating activities	33,529	6,388
Financing activities
Issuance of Common Shares	5,000	1,000
Repurchase of Common Shares	(7,333)	(5,682)
Credit facility borrowings	—	12,000
Credit facility repayments	(15,000)	—
Distributions paid	(6,504)	(13,217)
Net cash used in financing activities	(23,837)	(5,899)
Net increase in restricted and unrestricted cash	9,692	489
Restricted and unrestricted cash, beginning of period	8,966	10,302
Restricted and unrestricted cash, end of period	$18,658	$10,791
Reconciliation of restricted and unrestricted cash
Cash	6,893	2,702
Restricted cash	11,765	8,089
Total restricted and unrestricted cash	$18,658	$10,791
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$3,179	$4,003
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 167.6%
Aerospace & Defense
Arcline FM Holdings LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	7.11%	1/21/2025	4,353	$4,263	$4,272	2.3%
Arcline FM Holdings LLC	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	6.61%	1/21/2025	145	91	96	0.1%
							4,354	4,368	2.4%

National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.00%	7.43%	6/12/2021	3,397	3,388	3,295	1.7%
Total Aerospace & Defense							7,742	7,663	4.1%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	11,580	11,339	7,404	3.9%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	8.50%	8/30/2024	2,955	2,684	1,976	1.0%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	5.58%	8/1/2025	1,965	1,950	1,694	0.9%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.17%	11/1/2024	7,545	6,315	6,049	3.2%

Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	4.39%	3/20/2023	130	115	110	0.1%
Mavis Tire Express Services Corp. (Delayed Draw)		Senior Secured Loans - First Lien	L+3.25%	3.56%	3/20/2025	3,624	3,610	3,281	1.8%
							3,725	3,391	1.9%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.33%	6/14/2024	1,241	1,229	1,216	0.6%
Total Automotive							27,242	21,730	11.5%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.77%	8/16/2024	£2,405	3,011	2,882	1.5%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.93%	8/16/2024	£740	946	864	0.4%
							3,957	3,746	1.9%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	1,820	1.0%
JZ Capital Partners Ltd.	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	6/14/2021	375	372	367	0.2%
Total Banking, Finance, Insurance & Real Estate							6,329	5,933	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,250	12,047	6.4%
Blue Ribbon LLC		Senior Secured Loans - First Lien	L+4.00%	5.00%	11/15/2021	2,762	2,364	2,379	1.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	8.77%	5/3/2024	1,967	1,967	1,849	1.0%
CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.77%	5/3/2024	778	778	708	0.3%
							2,745	2,557	1.3%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.50%	3/31/2023	874	870	868	0.5%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.50%	3/31/2023	814	809	808	0.4%
							1,679	1,676	0.9%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.50%	10/2/2022	4,962	4,938	4,944	2.6%
US Foods Inc.	(11)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	4.25%	4/24/2025	2,981	2,773	2,892	1.5%
Total Beverage, Food & Tobacco							26,749	26,495	14.0%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,695	0.9%
Total Capital Equipment							2,000	1,695	0.9%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	4/29/2025	5,148	5,118	5,121	2.7%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	533	451	453	0.3%
							5,569	5,574	3.0%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.00%	4.43%	6/26/2026	990	977	977	0.5%
Ilpea Parent, Inc.	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2023	5,373	5,332	5,051	2.7%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,065	1,048	1,057	0.6%

Seal For Life Industries US LLC (Revolver)	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/24/2024	650	582	584	0.3%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+6.00%	7.04%	7/23/2025	6,956	6,836	6,863	3.6%
							7,418	7,447	3.9%
Total Chemicals, Plastics & Rubber							20,344	20,106	10.7%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.32%	6/26/2023	5,400	5,347	5,373	2.8%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.32%	6/26/2024	6,000	5,919	5,866	3.1%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.43%	6/24/2022	173	151	152	0.1%
							11,417	11,391	6.0%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	875	868	820	0.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	9.57%	6/15/2026	1,588	1,523	1,346	0.7%
							2,391	2,166	1.2%
Total Construction & Building							13,808	13,557	7.2%
Consumer Goods: Non-Durable
Diamond (BC) B.V.		Senior Secured Loans - First Lien	L+5.00%	6.00%	9/6/2024	4,000	3,900	3,925	2.1%

Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	3,681	3,654	3,616	1.9%
Galls LLC (Delayed Draw B)	(15)	Senior Secured Loans - First Lien	L+6.25%	7.06%	1/31/2025	540	536	531	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	1/31/2024	490	435	440	0.2%
							4,625	4,587	2.4%

Pure Fishing, Inc.	(12)(13)(15)	Senior Secured Loans - First Lien	L+4.50%	4.68%	12/19/2025	3,333	2,980	2,799	1.5%

Safariland	(15)	Senior Secured Loans - First Lien	L+7.55%	8.55%	11/17/2023	123	109	111	0.1%
Safariland	(15)	Senior Secured Loans - First Lien	L+7.55%	8.55%	11/17/2023	5,877	5,351	5,299	2.8%
							5,460	5,410	2.9%
Total Consumer Goods: Non-Durable							16,965	16,721	8.9%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	5.68%	4/29/2026	1,268	1,257	1,125	0.6%
Total Consumer Goods: Durable							1,257	1,125	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.82%	9/23/2021	4,901	4,749	2,775	1.4%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	4.45%	3/28/2025	1,962	1,848	1,803	1.0%
Pelican Products Inc	(12)	Senior Secured Loans - First Lien	L+3.50%	4.50%	5/31/2025	3,989	3,495	3,683	2.0%

Resource Label Group LLC		Senior Secured Loans - First Lien	L+4.50%	5.95%	5/26/2023	3,403	3,383	3,147	1.7%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.95%	11/26/2023	3,000	2,972	2,535	1.3%
							6,355	5,682	3.0%
Total Containers, Packaging & Glass							16,447	13,943	7.4%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,986	805	0.4%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.00%	6/14/2022	3,063	3,046	2,956	1.6%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.00%	9/29/2022	3,000	2,967	1,950	1.0%
Permian Production Partners	(13)(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,693	285	0.1%
Total Energy: Oil & Gas							11,692	5,996	3.1%
Healthcare & Pharmaceuticals

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	9/5/2024	8,000	7,960	7,902	4.2%

Cambrex Corporation	(15)	Senior Secured Loans - First Lien	L+5.00%	6.00%	11/20/2026	2,488	2,438	2,450	1.3%
Total Healthcare & Pharmaceuticals							10,398	10,352	5.5%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.67%	1/23/2025	2,346	2,343	2,083	1.1%

Golden Nugget	(13)(15)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	11	11	12	—%
Golden Nugget	(13)(15)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	139	133	161	0.1%
							144	173	0.1%

Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.07%	12/31/2024	1,950	1,915	1,953	1.0%
Total Hotel, Gaming & Leisure							4,402	4,209	2.2%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	5/17/2024	5,693	5,639	5,552	2.9%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/12/2022	—	(48)	(33)	—%
							5,591	5,519	2.9%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	7.25%	11/19/2024	2,438	2,340	2,306	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.45%	5/4/2022	1,880	1,870	1,602	0.9%
McGraw-Hill Global Education Holdings	(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,974	1,498	0.8%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,259	1,227	837	0.4%
							5,071	3,937	2.1%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	7.57%	6/15/2024	8,071	8,033	7,602	4.0%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(26)	(26)	—%
							8,007	7,576	4.0%
Total Media: Advertising, Printing & Publishing							21,009	19,338	10.2%
Metals & Mining
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.20%	2/21/2026	3,585	3,550	3,424	1.8%
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.20%	2/21/2026	1,010	1,000	964	0.5%
Polyvision Corp.	(9)(15)	Senior Secured Loans - First Lien	L+6.50%	7.52%	2/21/2026	139	139	118	0.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Polyvision Corp.	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2025	279	209	214	0.1%
Total Metals & Mining							4,898	4,720	2.5%
Retail
At Home Group	(11)	Senior Secured Loans - First Lien	L+3.50%	4.50%	6/3/2022	316	294	229	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	7.75%	7/31/2025	1,126	1,073	412	0.2%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	782	747	0.4%
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	10,200	10,046	6,153	3.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.93%	7/5/2022	4,318	4,290	3,584	1.9%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.93%	7/5/2022	487	487	404	0.2%
							4,777	3,988	2.1%

Save-a-Lot	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.00%	7.00%	3/12/2024	875	789	793	0.4%
Save-a-Lot	(13)(14)(15)	Senior Secured Loans - Second Lien	L+11.75%	11.75%	10/1/2024	1,044	2,104	936	0.5%
							2,893	1,729	0.9%

Smart & Final Stores LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	6.92%	6/20/2025	3,960	3,611	3,891	2.1%
Total Retail							23,476	17,149	9.1%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	4.92%	8/25/2025	3,930	3,713	3,636	1.9%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.73%	6/16/2025	£2,060	2,554	2,021	1.0%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.65%	6/16/2025	890	853	701	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+3.75%	4.43%	12/16/2024	324	339	312	0.2%
							3,746	3,034	1.6%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	5.57%	10/7/2021	4,755	4,737	4,616	2.4%
Cast & Crew Payroll		Senior Secured Loans - First Lien	L+3.75%	3.93%	1/16/2026	2,905	2,538	2,677	1.4%
HealthChannels, Inc.	(15)	Senior Secured Loans - First Lien	L+4.50%	4.67%	4/3/2025	2,842	2,794	2,373	1.3%

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+5.00%	6.45%	3/2/2026	4,275	4,189	3,847	2.0%
Hersha Hospitality Management (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	L+5.00%	6.22%	3/2/2026	43	8	(129)	—%
							4,197	3,718	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	5.00%	3/29/2025	2,658	2,649	2,549	1.4%
Park Place Technologies	(15)	Senior Secured Loans - Second Lien	L+8.00%	9.00%	3/29/2026	3,404	3,384	3,216	1.7%
							6,033	5,765	3.1%

PSI Services LLC	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	104	104	71	—%
PSI Services LLC	(9)(15)(17)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	—	—	(9)	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	427	427	412	0.2%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,851	2,817	2,749	1.5%
							3,348	3,223	1.7%

SLR Consulting	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	4.98%	6/23/2025	1,588	1,556	1,536	0.8%
SLR Consulting (Delayed Draw)	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.50%	5/23/2025	494	512	496	0.3%
							2,068	2,032	1.1%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.25%	7/12/2025	3,970	3,797	3,786	2.0%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.30%	7/10/2026	5,000	4,705	3,575	1.9%
Total Services: Business							41,676	38,435	20.4%
Technology
Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/31/2025	1,789	1,754	1,757	0.9%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+7.00%	N/A	10/31/2025	—	(4)	(23)	—%
							1,750	1,734	0.9%

Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	9.71%	2/28/2022	6,945	6,884	4,852	2.6%
Advicent Solutions	(9)(13)(15)	Senior Secured Loans - First Lien	P+4.50%	7.75%	2/28/2022	14	14	12	—%
Advicent Solutions	(14)(15)	Senior Secured Loans - First Lien	L+3.5%	4.50%	2/28/2022	1,643	1,636	1,635	0.9%
							8,534	6,499	3.5%

Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	9.50%	9/9/2024	3,270	3,213	3,219	1.7%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/6/2024	—	(13)	(11)	—%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	4.25%	9/4/2026	864	862	853	0.5%
							849	842	0.5%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+7.25%	N/A	12/3/2024	—	(31)	(30)	—%
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,845	4,816	2.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
							4,814	4,786	2.5%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.76%	6/8/2024	£2,638	3,350	3,232	1.7%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.68%	6/8/2024	£338	426	418	0.2%
							3,776	3,650	1.9%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	4.75%	3/20/2024	2,000	1,938	1,926	1.0%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	3.92%	11/29/2024	1,745	1,727	1,514	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	5.36%	4/28/2025	1,931	1,903	1,917	1.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	8.61%	4/27/2026	462	454	458	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.68%	4/28/2025	3,048	3,011	3,027	1.6%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.68%	4/27/2026	4,696	4,636	4,659	2.5%
							10,004	10,061	5.3%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	7.32%	1/22/2024	637	626	633	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	7.04%	1/22/2024	£530	732	653	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€97	118	109	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	7.04%	1/22/2024	£326	423	402	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	7.32%	1/22/2024	2,211	2,178	2,198	1.2%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/25/2024	289	317	323	0.2%
							4,394	4,318	2.3%

Lytx, Inc.	(9)(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/28/2026	512	491	483	0.3%
Lytx, Inc.	(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	5,888	5,791	5,805	3.1%
							6,282	6,288	3.4%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	949	944	877	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	504	503	467	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	183	183	169	0.1%
							1,630	1,513	0.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	12/20/2021	6,616	6,606	6,169	3.2%
Onyx CenterSource (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	12/20/2021	329	317	307	0.2%
							6,923	6,476	3.4%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.25%	1/27/2023	6,121	6,088	6,094	3.2%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.25%	1/27/2023	389	389	387	0.2%
							6,477	6,481	3.4%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2023	5,400	5,322	5,323	2.8%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2023	1,139	1,113	1,123	0.6%
Velocity Holdings US (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.05%	12/12/2022	462	430	433	0.2%
							6,865	6,879	3.6%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	5,449	5,360	5,390	2.9%
Total Technology							74,536	71,576	37.9%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.67%	7/23/2025	2,220	2,210	2,121	1.1%
Firstlight Fiber	(15)	Senior Secured Loans - Second Lien	L+7.50%	7.67%	7/23/2026	2,500	2,477	2,188	1.2%
							4,687	4,309	2.3%
Total Telecommunications							4,687	4,309	2.3%
Transportation: Consumer
Delta Airlines	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	5/1/2023	100	97	98	0.1%
Total Transportation: Consumer							97	98	0.1%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,915	5,790	3.1%
Total Utilities: Electric							5,915	5,790	3.1%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	5.68%	10/31/2025	5,892	5,748	5,303	2.8%
Total Utilities: Oil & Gas							5,748	5,303	2.8%
Total Debt Investments							$347,417	$316,243	167.6%

Equity investments - 4.0%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.50%		257,464	$5,101	$5,149	2.7%
Total Banking, Finance, Insurance & Real Estate							5,101	5,149	2.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	2,459	1,594	0.8%
Total Beverage, Food & Tobacco							2,459	1,594	0.8%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	347	0.2%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	27	—%
Total Energy: Oil & Gas							3,225	374	0.2%
Retail
Save-a-Lot	(13)(15)	Equity and Other	N/A	N/A		53,097	—	—	—%
Total Retail							—	—	—%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		66,230	166	205	0.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	230	296	0.2%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							426	531	0.3%
Total Equity Investments							$11,211	$7,648	4.0%

Total Investments - 171.6%							$358,628	$323,891	171.6%

June 30, 2020 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	7/17/2020	$440	€387	—	$5	—%
JPMorgan Chase Bank	7/17/2020	$23,614	£18,730	—	$403	0.2%
					$408	0.2%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of June 30, 2020, LIBO rates ranged between 0.16% for 1-month LIBOR to 0.30% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2020.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of June 30, 2020, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $3.7 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $36.0 million; the net unrealized depreciation was $32.3 million; the aggregate cost of securities for Federal income tax purposes was $356.2 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of June 30, 2020 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of June 30, 2020, qualifying assets represented 81% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of June 30, 2020.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of June 30, 2020; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+ 8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions	L+3.5%	0.75%	L+2.75%	The Portfolio Company may elect PIK up to 0.75%.
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%.
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%.
Four Springs Capital Trust	16.50%	16.50%	—%	The Portfolio Company may elect PIK up to 16.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 6.75%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Kerridge Commercial Systems (GBP Term Loan)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (USD Term Loan)	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (GBP Delayed Draw)	G+6.25%	1.74%	G+4.25%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Euro Delayed Draw)	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
McGraw-Hill Global Education Holdings	11.00%	11.00%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%.
Save-a-Lot	L+7.00%	6.00%	L+1.00%	The Portfolio Company may elect to PIK up to 6.00%.
Save-a-Lot	L+11.75%	10.75%	L+1.00%	The Portfolio Company may elect to PIK up to 10.75%.

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(18)
Investment was on non-accrual status as of June 30, 2020, meaning that the Master Fund has ceased recognizing interest income on these investments. As of June 30, 2020, debt investments on non-accrual status represented 1.0% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR=Ireland

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 170.0%
Aerospace & Defense
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.94%	6/12/2021	3,434	$3,420	$3,365	1.6%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.66%	9/8/2023	3,880	3,854	3,512	1.7%
Total Aerospace & Defense							7,274	6,877	3.3%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	7.35%	11/17/2023	11,640	11,366	9,254	4.4%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	9.30%	8/30/2024	2,970	2,674	2,666	1.3%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.30%	8/1/2025	1,975	1,958	1,928	0.9%
EnTrans International, LLC		Senior Secured Loans - First Lien	L+6.00%	7.80%	11/1/2024	3,700	3,543	3,588	1.7%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	3,231	3,218	3,158	1.5%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	5.04%	3/20/2023	28	10	11	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)	Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	92	92	90	—%
							3,320	3,259	1.5%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	6/14/2024	1,247	1,234	1,243	0.6%
Total Automotive							24,095	21,938	10.4%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£2,405	3,007	3,137	1.5%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£740	944	954	0.5%
							3,951	4,091	2.0%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	1,974	0.9%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	7.88%	6/14/2021	375	370	374	0.2%
Total Banking, Finance, Insurance & Real Estate							6,321	6,439	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,232	12,879	6.1%

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	9.26%	5/3/2024	1,962	1,962	1,962	0.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.91%	5/3/2024	770	770	731	0.3%
							2,732	2,693	1.2%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	897	891	891	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	833	827	827	0.4%
							1,718	1,718	0.8%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	7.19%	10/2/2022	4,988	4,963	4,981	2.4%
Total Beverage, Food & Tobacco							21,645	22,271	10.5%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,995	0.9%
Total Capital Equipment							2,000	1,995	0.9%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	7.62%	4/29/2025	5,174	5,142	5,144	2.4%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(90)	(89)	—%
							5,052	5,055	2.4%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	6.19%	6/26/2026	995	981	981	0.5%
Ilpea Parent, Inc.	IT(10)(11)	Senior Secured Loans - First Lien	L+4.75%	6.46%	3/2/2023	5,496	5,447	5,468	2.6%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,500	1,475	1,493	0.7%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	8.20%	7/24/2024	260	185	186	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	E+6.00%	8.26%	7/23/2025	6,991	6,870	6,889	3.2%
							7,055	7,075	3.3%
Total Chemicals, Plastics & Rubber							20,010	20,072	9.5%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.20%	6/26/2023	5,428	5,368	5,396	2.5%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.45%	6/26/2024	6,000	5,910	5,865	2.8%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.09%	6/24/2022	173	145	146	0.1%
							11,423	11,407	5.4%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	5.95%	6/15/2025	1,744	1,730	1,743	0.8%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.20%	6/15/2026	1,756	1,679	1,668	0.8%
							3,409	3,411	1.6%
Total Construction & Building							14,832	14,818	7.0%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.37%	1/31/2025	3,620	3,590	3,591	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Galls LLC (Delayed Draw B)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	8.25%	1/31/2025	533	528	528	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	P+5.25%	10.00%	1/31/2024	487	430	434	0.2%
Total Consumer Goods: Non-Durable							4,548	4,553	2.2%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	7.30%	4/29/2026	1,294	1,281	1,284	0.6%
Total Consumer Goods: Durable							1,281	1,284	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.45%	9/23/2021	5,239	5,010	4,610	2.2%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	4.70%	3/28/2025	1,980	1,854	1,952	0.9%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.60%	5/26/2023	3,449	3,426	3,121	1.5%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.60%	11/26/2023	3,000	2,969	2,550	1.2%
							6,395	5,671	2.7%
Total Containers, Packaging & Glass							13,259	12,233	5.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,985	1,430	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.60%	6/14/2022	3,438	3,415	3,417	1.6%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.71%	9/29/2022	3,000	2,961	2,955	1.4%
Permian Production Partners	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,680	1,805	0.8%
Total Energy: Oil & Gas							12,041	9,607	4.5%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.28%	9/5/2024	8,000	7,938	7,969	3.8%

Alltech	(13)(15)	Senior Unsecured Debt	L+10.25%	11.95%	7/21/2023	14,375	14,257	14,258	6.8%
Alltech	(13)(15)	Senior Unsecured Debt	E+10.25%	11.25%	7/21/2023	€601	622	669	0.3%
							14,879	14,927	7.1%

Cambrex Corporation		Senior Secured Loans - First Lien	L+5.00%	6.70%	11/20/2026	2,500	2,450	2,498	1.2%
Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	6.00%	7/15/2023	4,965	4,104	3,587	1.7%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.87%	8/15/2023	12,000	11,823	12,120	5.7%
Total Healthcare & Pharmaceuticals							41,194	41,101	19.5%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+3.00%	4.70%	1/23/2025	2,358	2,356	2,371	1.1%
ASM Global		Senior Secured Loans - Second Lien	L+7.00%	8.70%	1/23/2026	2,400	2,395	2,428	1.1%
							4,751	4,799	2.2%

Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.80%	12/31/2024	2,000	1,960	2,025	1.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Hotel, Gaming & Leisure							6,711	6,824	3.2%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.95%	5/17/2024	5,722	5,665	5,722	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	9.80%	11/18/2024	3,338	3,306	3,372	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	—	(44)	(41)	—%
							8,927	9,053	4.3%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	8.04%	11/19/2024	2,500	2,400	2,500	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.70%	5/4/2022	1,943	1,930	1,863	0.9%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,968	1,871	0.9%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,340	1,302	1,152	0.5%
							5,200	4,886	2.3%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	8.30%	6/15/2024	8,113	8,070	8,023	3.8%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(31)	(30)	—%
							8,039	7,993	3.8%
Total Media: Advertising, Printing & Publishing							24,566	24,432	11.6%
Retail
At Home Group	(11)(15)	Senior Secured Loans - First Lien	L+3.50%	5.43%	6/3/2022	318	291	278	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	8.80%	12/12/2022	1,146	1,083	807	0.4%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	758	617	0.3%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.41%	2/17/2023	10,500	10,316	4,568	2.2%
Buddys Newco, LLC	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	10.21%	7/10/2024	3,900	3,827	4,088	1.9%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	4,340	4,306	4,080	1.9%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	489	489	460	0.2%
							4,795	4,540	2.1%

Save-a-Lot	(13)	Senior Secured Loans - First Lien	L+6.00%	8.10%	12/5/2023	4,064	2,261	1,488	0.7%
Sears Outlet	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	8.43%	10/23/2023	2,625	2,575	2,644	1.3%
Smart & Final Stores LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.55%	6/20/2025	3,980	3,605	3,850	1.8%
Total Retail							29,511	22,880	10.8%
Services: Business
24-7 Intouch	CN(10)(11)	Senior Secured Loans - First Lien	L+4.25%	5.95%	8/25/2025	3,950	3,715	3,851	1.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.71%	6/16/2025	£2,060	2,546	2,603	1.2%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.80%	6/16/2025	890	850	863	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(45)	(45)	—%
							3,351	3,421	1.6%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	6.21%	10/7/2021	4,755	4,730	4,687	2.2%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.12%	9/30/2024	5,881	5,790	5,779	2.7%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.24%	4/3/2025	2,857	2,805	2,810	1.3%
Lifelong Learner Holdings T/L	(15)	Senior Secured Loans - First Lien	L+5.75%	7.49%	10/16/2026	2,866	2,831	2,834	1.4%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	5.80%	3/29/2025	2,672	2,662	2,663	1.3%
Park Place Technologies		Senior Secured Loans - Second Lien	L+8.00%	9.80%	3/29/2026	3,404	3,383	3,378	1.6%
							6,045	6,041	2.9%

PSI Services LLC	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.75%	7.69%	10/4/2025	30	30	(6)	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	—	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	L+5.75%	7.63%	10/4/2026	429	429	422	0.2%
							459	416	0.2%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.79%	6/23/2025	1,588	1,551	1,554	0.7%
SLR Consulting (Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	5.18%	5/23/2025	494	512	508	0.3%
							2,063	2,062	1.0%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.99%	7/12/2025	3,990	3,802	3,805	1.8%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	11.79%	7/10/2026	5,000	4,688	4,409	2.1%
Total Services: Business							40,279	40,115	19.0%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.35%	2/28/2022	6,983	6,904	5,795	2.7%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.64%	9/9/2024	3,287	3,223	3,229	1.5%

Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.91%	10/31/2025	1,789	1,754	1,776	0.8%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	—	(4)	(26)	—%
							1,750	1,750	0.8%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(12)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	9/4/2026	868	866	860	0.4%
							853	848	0.4%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(35)	(34)	—%
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.96%	1/10/2025	4,900	4,841	4,855	2.3%
							4,806	4,821	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.03%	6/8/2024	£2,638	3,346	3,450	1.7%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.01%	6/8/2024	£338	426	447	0.2%
							3,772	3,897	1.9%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	5.45%	3/20/2024	2,000	1,931	1,990	0.9%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	5.55%	11/29/2024	1,975	1,952	1,976	0.9%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	1,931	1,900	1,916	0.9%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	462	454	458	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	3,048	3,006	3,025	1.5%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	4,696	4,631	4,656	2.2%
							9,991	10,055	4.8%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.35%	1/22/2024	634	625	630	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£528	729	695	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	108	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£325	421	427	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.19%	1/22/2024	2,200	2,167	2,184	1.0%
							4,060	4,044	1.9%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	6,482	6,379	6,473	3.1%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	1,453	1,422	1,451	0.7%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	8/31/2022	—	(25)	(25)	—%
							7,776	7,899	3.8%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	953	948	953	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	507	505	507	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	184	184	184	0.1%
							1,637	1,644	0.8%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	8.36%	12/20/2021	6,652	6,639	6,640	3.1%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	—	(16)	(16)	—%
							6,623	6,624	3.1%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	6,152	6,114	6,121	2.9%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	391	391	389	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.45%	7/27/2023	4,388	4,330	4,386	2.1%
							10,835	10,896	5.2%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	5,428	5,335	5,339	2.5%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	1,145	1,115	1,127	0.6%
Velocity Holdings US (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.05%	12/12/2022	462	424	428	0.2%
							6,874	6,894	3.3%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	6/24/2024	5,534	5,435	5,467	2.6%
Total Technology							78,422	77,829	36.9%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	5.20%	7/23/2025	2,231	2,221	2,237	1.0%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	9.30%	7/23/2026	2,500	2,476	2,481	1.2%
							4,697	4,718	2.2%
Total Telecommunications							4,697	4,718	2.2%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,778	4,714	2.2%
Total Transportation: Cargo							4,778	4,714	2.2%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.95%	2/28/2025	6,000	5,908	5,925	2.8%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.60%	8/21/2020	2,892	2,878	2,583	1.2%
Total Utilities: Electric							8,786	8,508	4.0%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	7.21%	10/31/2025	5,940	5,784	5,881	2.8%
Total Utilities: Oil & Gas							5,784	5,881	2.8%
Total Debt Investments							$372,034	$359,089	170.0%

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
As of June 30, 2020, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2020, open U.S. Federal and state income tax years include the tax years ended December 31, 2016 through December 31, 2019. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of June 30, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$299,344	$275,265	85.0%	$279,872	$268,678	72.2%
Senior secured loans - second lien	37,056	32,519	10.0	56,913	56,651	15.2
Senior secured bonds	7,816	6,124	1.9	12,996	12,223	3.3
Senior unsecured debt	3,201	2,335	0.7	22,253	21,537	5.8
Total senior debt	$347,417	$316,243	97.6%	$372,034	$359,089	96.5%
Equity and other	11,211	7,648	2.4	13,768	13,104	3.5
Total investments	$358,628	$323,891	100.0%	$385,802	$372,193	100.0%

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2020			December 31, 2019
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$74,962	$72,107	22.2%	$81,806	$81,726	22.0%
Services: Business	41,676	38,435	11.9	40,279	40,115	10.8
Beverage, Food & Tobacco	29,208	28,089	8.7	24,104	24,555	6.6
Automotive	27,242	21,730	6.7	24,095	21,938	5.9
Chemicals, Plastics & Rubber	20,344	20,106	6.2	20,010	20,072	5.4
Media: Advertising, Printing & Publishing	21,009	19,338	6.0	24,566	24,432	6.6
Retail	23,476	17,149	5.3	29,511	22,880	6.1
Consumer goods: Non-durable	16,965	16,721	5.2	4,548	4,553	1.2
Containers, Packaging & Glass	16,447	13,943	4.3	13,259	12,233	3.3
Construction & Building	13,808	13,557	4.2	14,832	14,818	4.0
Banking, Finance, Insurance & Real Estate (1)	11,430	11,082	3.4	11,021	11,191	3.0
Healthcare & Pharmaceuticals	10,398	10,352	3.2	41,194	41,101	11.0
Aerospace & Defense	7,742	7,663	2.4	7,274	6,877	1.8
Energy: Oil & Gas	14,917	6,370	2.0	15,266	11,778	3.2
Utilities: Electric	5,915	5,790	1.8	8,786	8,508	2.3
Utilities: Oil & Gas	5,748	5,303	1.6	5,784	5,881	1.6
Metals & Mining	4,898	4,720	1.5	—	—	—
Telecommunications	4,687	4,309	1.3	4,697	4,718	1.3
Hotel, Gaming & Leisure	4,402	4,209	1.3	6,711	6,824	1.8
Capital Equipment	2,000	1,695	0.5	2,000	1,995	0.5
Consumer Goods: Durable	1,257	1,125	0.3	1,281	1,284	0.3
Transportation: Consumer	97	98	—	—	—	—
Transportation: Cargo	—	—	—	4,778	4,714	1.3
Total investments	$358,628	$323,891	100.0%	$385,802	$372,193	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of June 30, 2020 and December 31, 2019.

Geographic Dispersion	June 30, 2020	December 31, 2019
United States of America	87.8%	85.5%
United Kingdom	7.7	9.2
Canada	2.9	2.8
Italy	1.6	1.5
Ireland	—	1.0
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of June 30, 2020 and December 31, 2019:

June 30, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	July 17, 2020	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€387	$440	$435	$5
GBP	July 17, 2020	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,730	23,614	23,211	403
Total					$24,054	$23,646	$408

December 31, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$772	$779	$(7)
GBP	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,878	24,936	25,016	(80)
Total					$25,708	$25,795	$(87)

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and six months ended June 30, 2020 and June 30, 2019:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement Location	2020	2019	2020	2019
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$42	$861	$1,051	$(126)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	17	(144)	495	379
Net realized and unrealized gains on foreign currency forward contracts		$59	$717	$1,546	$253
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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of June 30, 2020 and December 31, 2019:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
June 30, 2020	JP Morgan Chase Bank, N.A.	$408	$—	$(360)	$48
December 31, 2019	JP Morgan Chase Bank, N.A.	$—	$(87)	$(320)	$(407)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of June 30, 2020 and December 31, 2019, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$76,808	$198,457	$275,265
Senior secured loans - second lien	—	4,921	27,598	32,519
Senior secured bonds	—	6,124	—	6,124
Senior unsecured debt	—	837	1,498	2,335
Total senior debt	$—	$88,690	$227,553	$316,243
Equity and other	27	—	7,621	7,648
Total investments	$27	$88,690	$235,174	$323,891
Percentage	0.0%	27.4%	72.6%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$408	$—	$408

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$80,704	$187,974	$268,678
Senior secured loans - second lien	—	14,364	42,287	56,651
Senior secured bonds	—	12,223	—	12,223
Senior unsecured debt	—	4,739	16,798	21,537
Total senior debt	$—	$112,030	$247,059	$359,089
Equity and other	90	—	13,014	13,104
Total investments	$90	$112,030	$260,073	$372,193
Percentage	0.0%	30.1%	69.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(87)	$—	$(87)

Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2020 and December 31, 2019:

June 30, 2020
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$157,616	Yield analysis	Yield	7.55%	4.33% - 17.81%	Decrease
	$1,635	Transacted value	Cost	99.50	99.50	Increase
	$2,799	Transacted value	Price	84.00	84.00	Increase
	$4,852	Transacted value	Bid	42.30	42.30	Increase
		Discounted cash flow	Discount Rate	18.00%	18.00%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.2x	7.2x	Increase
Senior secured loans - second lien	$17,709	Yield analysis	Yield	10.08%	8.29% - 25.73%	Decrease
Senior unsecured debt	$1,498	Yield analysis	Yield	29.40%	29.40%	Decrease
Equity and other	$30	Transacted value	Cost(5)	15.36	15.36	Increase
	$5,149	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$347	Market comparable	Cash Flow Multiple	1.6x	1.6x	Increase
		Market comparable	Oil production multiple (6)	7121x	7121x	Increase
		Market comparable	Oil reserve multiple (7)	2.7x	2.7x	Increase
	$2,095	Discounted cash flow	Discount Rate	17.00%	13.27% - 17.5%	Decrease
		Discounted cash flow	EBITDA multiple	15.1x	14.2x - 15.8x	Increase
		Discounted cash flow	Perpetuity Growth Rate	6.77%	5% - 8%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8x	7x - 13x	Increase
Total	$193,730

Notes to Consolidated Financial Statements (Unaudited)

______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2020, the Master Fund had investments of this nature measured at fair value totaling $41.4 million.

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

Notes to Consolidated Financial Statements (Unaudited)

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).
In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30, 2020
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of April 1, 2020	$196,161	$27,177	$16,858	$7,599	$247,795
Additions (1)	5,502	2,166	—	203	7,871
Sales and repayments (2)	(6,320)	—	(15,354)	—	(21,674)
Net realized gains (losses) (3)	(770)	—	465	—	(305)
Net change in unrealized appreciation (depreciation) on investments (4)	6,926	(1,089)	(478)	(181)	5,178
Net discount accretion	171	(46)	7	—	132
Transfers into Level 3 (5)	9,609	3,340	—	—	12,949
Transfers out of Level 3 (6)	(12,822)	(3,950)	—	—	(16,772)
Fair value balance as of June 30, 2020	$198,457	$27,598	$1,498	$7,621	$235,174
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2020	$6,176	$(1,090)	$(219)	$(181)	$4,686

	For the Six Months Ended June 30, 2020
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2020	$187,974	$42,287	$16,798	$13,014	$260,073
Additions (1)	36,506	2,166	—	401	39,073
Sales and repayments (2)	(21,937)	(19,881)	(15,354)	(3,375)	(60,547)
Net realized gains (losses) (3)	(379)	425	465	417	928
Net change in unrealized depreciation on investments (4)	(9,789)	(3,650)	(427)	(2,836)	(16,702)
Net discount accretion	335	(29)	16	—	322
Transfers into Level 3 (5)	30,108	10,230	—	—	40,338
Transfers out of Level 3 (6)	(24,361)	(3,950)	—	—	(28,311)
Fair value balance as of June 30, 2020	$198,457	$27,598	$1,498	$7,621	$235,174
Change in net unrealized depreciation on investments held as of June 30, 2020	$(8,703)	$(1,639)	$(379)	$(2,410)	$(13,131)
___________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)
For the three and six months ended June 30, 2020, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

(6)
For the three and six months ended June 30, 2020, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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

Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2020, approximates its carrying value.

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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2020 and June 30, 2019:

Related Party (1) (2)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Source Agreement & Description	2020	2019	2020	2019
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,524	$1,718	$3,161	$3,412
Guggenheim	Administrative Services Agreement - expense reimbursement	154	201	348	420
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	9	92	16	152
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.

(2)
As of June 30, 2020 and June 30, 2019, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the period.

Notes to Consolidated Financial Statements (Unaudited)

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of June 30, 2020, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of June 30, 2020, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of June 30, 2020 and December 31, 2019 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
June 30, 2020	$175,000	$157,000	$156,052	2.80%	12/29/22	2.5	years
December 31, 2019	$175,000	$172,000	$170,862	4.40%	12/29/22	3.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of June 30, 2020 and December 31, 2019) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)

The components of the Master Fund's interest expense and other financing costs for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Stated interest expense	$1,312	$1,995	$3,040	$3,969
Unused/undrawn fees	40	50	74	112
Amortization of deferred financing costs	95	94	190	188
Total interest expense	$1,447	$2,139	$3,304	$4,269
Average borrowings	$159,242	$155,396	$160,478	$152,851

Weighted average interest rate (1)	3.36%	5.21%	3.84%	5.31%
Amortized financing costs	0.24%	0.24%	0.23%	0.25%
Total borrowing cost	3.60%	5.45%	4.07%	5.56%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2020 and December 31, 2019, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	June 30, 2020	December 31, 2019
Aceto Chemical (Revolver)	$267	$800
Acquia Inc. (Revolver)	211	211
Advicent Solutions (Revolver)	339	—
Alexander Mann Solutions (Revolver) (2)	28	446
Allvue Systems (Revolver)	132	132
Apptio, Inc. (Revolver)	326	326
Arcline FM Holdings LLC (Revolver)	291	—
Boats Group (Revolver)	1,000	1,000
GAL Manufacturing (Revolver)	260	260
Galls LLC (Delayed Draw)	—	1,518
Galls LLC (Revolver)	113	113
Gladman Developments Ltd. (Delayed Draw) (2)	706	706
Hersha Hospitality Management (Delayed Draw)	1,671	—
Lytx, Inc. (Revolver)	1,540	368
Mavis Tire Express Services Corp. (Delayed Draw)	—	319
Mavis Tire Express Services Corp. (Revolver)	87	189
Onyx CenterSource (Revolver)	—	329
Polyvision Corp. (Delayed Draw)	325	—
Polyvision Corp. (Revolver)	650	—
PSI Services LLC (Delayed Draw)	239	239
PSI Services LLC (Delayed Draw)	—	168
PSI Services LLC (Revolver)	195	269
Seal For Life Industries US LLC (Revolver)	—	390
Trader Interactive (Revolver)	346	346
Total Unfunded Commitments	$8,726	$8,129
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the June 30, 2020 and December 31, 2019 exchange rates, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2020 and June 30, 2019:

	For the Six Months Ended June 30,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.78	$8.09
Net investment income (1)	0.28	0.31
Net realized gains (losses) (1)	0.02	(0.23)
Net change in unrealized appreciation (depreciation) (2)	(0.76)	0.21
Net increase (decrease) resulting from operations	(0.46)	0.29
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.28)	(0.31)
Distributions from realized gains	—	(0.01)
Distributions in excess of net investment income	—	(0.02)
Net decrease resulting from distributions	(0.28)	(0.34)
Net asset value, end of period	$7.04	$8.04

INVESTMENT RETURNS
Total investment return (4)	(5.83)%	3.56%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$188,731	$230,030
Average net assets (5)	$196,940	$235,428
Common Shares outstanding, end of period	26,811,629	28,613,345
Weighted average Common Shares outstanding	27,274,171	29,192,124

Ratios-to-average net assets: (5)
Total expenses	3.91%	3.84%
Net investment income	3.87%	3.82%

Average outstanding borrowings (5)	$160,478	$152,851
Portfolio turnover rate (5) (6)	16%	10%
Asset coverage ratio (7)	2.20	2.42
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of June 30, 2020, the Master Fund estimated distributions to be composed of ordinary income. The final determination of the tax character of distributions will not be made until we file our tax return.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the six months ended June 30, 2020 and June 30, 2019:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
			$0.28200	$7,690

For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559
			$0.33650	$9,823

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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of June 30, 2020 and December 31, 2019 and (ii) for the six months ended June 30, 2020 and June 30, 2019:

	As of
	June 30, 2020	December 31, 2019
Total assets	$349,035	$384,100
Adjusted total assets (total assets net of payable for investments purchased)	$347,676	$384,100
Investments in portfolio companies, at fair value	$323,891	$372,193
Borrowings	$157,000	$172,000
Net assets	$188,731	$211,197
Net asset value per Common Share	$7.04	$7.78
Leverage ratio (borrowings/adjusted total assets)	45.2%	44.8%

	For the Six Months Ended June 30,
	2020	2019
Average net assets	$196,940	$235,428
Average borrowings	$160,478	$152,851
Cost of investments purchased	$54,062	$39,170
Sales of investments	$13,011	$23,376
Principal payments	$68,731	$13,958
Net investment income	$7,614	$9,001
Net realized gains (losses)	$577	$(6,845)
Net change in unrealized appreciation (depreciation)	$(20,634)	$6,147
Net increase (decrease) in net assets resulting from operations	$(12,443)	$8,303
Total distributions to shareholders	$7,690	$9,823
Net investment income per Common Share - basic and diluted	$0.28	$0.31
Earnings (loss) per Common Share - basic and diluted	$(0.46)	$0.28
Distributions per Common Share	$0.28	$0.34

Portfolio and Investment Activity for the Three and Six Months ended June 30, 2020
The following table presents our new investment commitments for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$5,015	20.8%	$26,284	58.0%
Syndicated transactions	19,058	79.2%	19,058	42.0%
Total investment commitments entered during the period	$24,073	100.0%	$45,342	100.0%
The following table presents our portfolio company activity for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Portfolio companies at beginning of period	86	86
Number of added portfolio companies	7	12
Number of exited portfolio companies	(4)	(9)
Portfolio companies at period end	89	89

Number of debt investments at period end	140	140
Number of equity/other investments at period end	8	8
The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout the six months ended June 30, 2020:

	Balance as of January 1, 2020	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of June 30, 2020
Senior secured loans - first lien	$268,678	$51,897	$(30,706)	$(14,604)	$275,265
Senior secured loans - second lien	56,651	2,165	(22,440)	(3,857)	32,519
Senior secured bonds	12,223	—	(5,791)	(308)	6,124
Senior unsecured debt	21,537	—	(19,430)	228	2,335
Total senior debt	$359,089	$54,062	$(78,367)	$(18,541)	$316,243
Equity and other	13,104	—	(3,375)	(2,081)	7,648
Total	$372,193	$54,062	$(81,742)	$(20,622)	$323,891
_______________

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020		December 31, 2019
Weighted average portfolio company EBITDA (1)	$92,847		$100,514
Median portfolio company EBITDA (1)	$69,085		$71,592
Weighted average purchase price of debt investments (2)	96.9%		96.7%
Weighted average duration of debt investments (3)	1.6	years	0.3	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.0%		1.0%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.1%		0.5%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	97.3%		94.8%
Percent of floating rate debt investments with interest rate floors (4)	72.0%		74.3%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	598	bps	637	bps
3-month LIBOR	30	bps	191	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	2.7%		5.2%
Weighted average coupon rate	9.0%		8.7%
Weighted average years to maturity	3.7	years	3.8	years

Weighted average effective yields
Senior secured loans - first lien (5)	7.6%		8.3%
Senior secured loans - second lien (5)	8.6%		10.5%
Senior secured bonds (5)	9.8%		10.4%
Senior unsecured debt (5)	10.6%		12.0%
Total debt investments (5)	7.7%		8.9%
Total investments (6)	7.7%		8.9%
_______________

(1)
Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of June 30, 2020 or December 31, 2019. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amount, typically exclude expenses deemed unusual or non-recurring and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.

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

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.16% for the 1 Month LIBOR to 0.37% for the 6 Month LIBOR on June 30, 2020. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2020	$—	—%	$2,892	0.8%
2021	23,134	6.5	20,454	5.3
2022	31,801	8.9	31,823	8.3
2023	64,073	18.0	118,222	31.0
2024	96,298	27.1	99,195	26.0
2025	92,717	26.0	66,614	17.4
2026	47,959	13.5	42,707	11.2
Total	$355,982	100.0%	$381,907	100.0%
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

We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of June 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act, as well as, all financial covenants within its credit facilities as of June 30, 2020. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
The reduction in our net asset value as of June 30, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation across the fair value of our investments due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.
Results of Operations
Operating results for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total investment income	$7,196	$9,114	$15,309	$18,037
Total expenses	3,581	4,511	7,695	9,036
Net investment income	3,615	4,603	7,614	9,001
Net realized gains (losses)	(2,293)	(5,979)	577	(6,845)
Net change in unrealized appreciation (depreciation)	16,025	5,592	(20,634)	6,147
Net increase (decrease) in net assets resulting from operations	$17,347	$4,216	$(12,443)	$8,303
Investment Income
Interest and dividend income consisted of the following components for the three and six months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest income on debt securities:
Cash interest	$6,471	$8,306	$13,648	$16,471
PIK interest	197	29	291	53
Net accretion/amortization of discounts/premiums	291	362	682	707
Total interest on debt securities	6,959	8,697	14,621	17,231
PIK dividend	203	278	456	539
Total interest and dividend income	$7,162	$8,975	$15,077	$17,770
Average Investments at cost	$352,008	$398,844	$358,911	$392,580
Average Income Generating Investments at cost (1)	$342,209	$388,791	$342,764	$382,896
Income return (2)	2.1%	2.3%	4.4%	4.6%
_________________

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments and decrease in the yield on our portfolio of investments. As of June 30, 2020 and June 30, 2019, yield on debt investments at cost was 7.7% and 9.3%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and six months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Capital structuring fees	$—	$85	$—	$136
Administrative agency fees	9	7	16	16
Amendment fees and other	25	47	216	115
Total fee income	$34	$139	$232	$267
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fixed operating expenses:
Related party reimbursements (1)	$154	$201	$348	$420
Trustees fees	80	80	174	160
Professional services fees (2)	217	239	433	489
Other expenses	91	59	133	125
Total fixed operating expenses	542	579	1,088	1,194

Variable operating expenses:
Interest expense (3)	1,447	2,139	3,304	4,269
Administrative services (4)	44	50	93	101
Management fee	1,524	1,718	3,161	3,412
Custody services	24	25	49	49
Total variable operating expenses	3,039	3,932	6,607	7,831

Performance-dependent expenses:
Performance-based incentive fee	—	—	—	11
Total performance-dependent expenses	—	—	—	11

Total expenses	$3,581	$4,511	$7,695	$9,036
_________________

(1)	Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.

(2)
Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)
The composition of our interest expense for the three and six months ended June 30, 2020 and June 30, 2019 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to decrease in interest rates offset by slight increase in average borrowings.

(4)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates. For the three months ended June 30, 2020 and June 30, 2019, total borrowing costs were 3.60% and 5.45%, respectively. For the three months ended June 30, 2020 and June 30, 2019, average borrowings for the period were $159,242 and $155,396, respectively.
The decrease in total expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates. For the six months ended June 30, 2020 and June 30, 2019, total borrowing costs were 4.07% and 5.56%, respectively. For the six months ended June 30, 2020 and June 30, 2019, average borrowings for the period were $160,478 and $152,851, respectively.
Net Realized Gains (Losses)
For the three months ended June 30, 2020, we had dispositions and principal repayments of $30.0 million, resulting in net realized losses of $2.3 million. For the six months ended June 30, 2020, we had dispositions and principal repayments of $81.7 million, resulting in net realized losses of $0.6 million. For the three and six months ended June 30, 2020, we had realized gains from our foreign currency forward contracts of $42.0 thousand and $1.1 million, respectively, primarily due the movement of the U.S. dollar against the British pound.
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
For the three and six months ended June 30, 2020 and June 30, 2019, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investments	$(2,339)	$(6,838)	$(635)	$(6,805)
Foreign currency forward contracts	42	861	1,051	(126)
Foreign currency transactions	4	(2)	161	86
Net realized gains (losses)	$(2,293)	$(5,979)	$577	$(6,845)

Changes in Unrealized Appreciation (Depreciation)
For the three and six months ended June 30, 2020 and June 30, 2019, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investments (1)	$16,008	$5,736	$(21,128)	$5,785
Foreign currency forward contracts	17	(144)	495	379
Foreign currency transactions	—	—	(1)	(17)
Net change in unrealized appreciation (depreciation)	$16,025	$5,592	$(20,634)	$6,147

(1)
The increase in net unrealized appreciation for the three months ended June 30, 2020 was primarily due to partial market recovery from the negative economic impact and the increased uncertainty caused by COVID-19 from the prior quarter.

For the three and six months ended June 30, 2020 and June 30, 2019, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized appreciation on all investments (1)	$21,396	$9,498	$24,331	$13,701
Unrealized depreciation on all investments (1)	(5,388)	(3,762)	(45,459)	(7,916)
Total net change in unrealized appreciation (depreciation) on all investments	$16,008	$5,736	$(21,128)	$5,785

Unrealized appreciation on Level 3 investments only (1)	$8,993	$4,864	$9,440	$6,728
Unrealized depreciation on Level 3 investments only (1)	(3,815)	(2,568)	(26,142)	(3,375)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$5,178	$2,296	$(16,702)	$3,353
__________________

(1)	Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 10.79% increase in the value of their investment, or an annualized return of 1.87%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the six months ended June 30, 2020 and June 30, 2019, and the period from commencement to June 30, 2020. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Six Months Ended June 30,		Since Commencement
Company	Date Operations Commenced (2)	2020	2019	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(5.83)%	3.56%	10.79%	1.87%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2020, we had nineteen unfunded commitments totaling $8.7 million as compared to nineteen unfunded commitments totaling $8.1 million as of December 31, 2019. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Cash	$6,893	$1,454
Restricted cash (1)	11,765	7,512
Unused borrowing capacity	18,000	3,000
Principal receivable	3,656	—
Unfunded investment commitments	(8,726)	(8,129)
Payable for investments purchased	(1,359)	—
Other net working capital (2)	(630)	703
Total operational liquidity	$29,599	$4,540
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	June 30, 2020
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$157,000	$—	$157,000	$—	$—
Interest on borrowings (1) (2)	11,132	4,455	6,677	—	—
Unused commitment fee (1)	274	183	91	—	—
Total - Financings	$168,406	$4,638	$163,768	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$124,266	$—	$124,266	$—	$—
GCIF 2019 (3)	37,168	—	—	—	37,168
Total Liquidation of Feeder Funds' Investments	$161,434	$—	$124,266	$—	$37,168

______________

(1)
Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of June 30, 2020 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after June 30, 2020 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.

(2)
The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)
The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of June 30, 2020. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.

As of June 30, 2020, GCIF 2016T owned 65.8% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 14.5% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Investments classified as Level 3 fair value	$235,174	$260,073
Total investments at fair value	$323,891	$372,193
Total assets	$349,035	$384,100
Percentage of investment portfolio classified as Level 3 fair value	72.6%	69.9%
Percentage of total assets classified as Level 3 fair value	67.4%	67.7%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2020 and December 31, 2019 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
Fair Value of Level 3 Investments at Period End	$235,174	$253,158
Fair Value Assuming a 5% Increase in Value	246,933	265,816

Increase in unrealized appreciation	11,759	12,658
(Increase) in management fees (1)	(103)	(110)
(Increase) in performance based incentive fee (2)	(2,352)	(2,532)
Increase in net assets resulting from operations	$9,304	$10,016

Weighted average Common Shares outstanding (basic and diluted)	27,274,171	29,192,124
Common Shares outstanding at the end of the period	26,811,629	28,613,345

Increase in earnings per Common Share	$0.34	$0.34
Increase in net asset value per Common Share	$0.35	$0.35
_______________

(1)	Increases in management fees for the periods ended June 30, 2020 and June 30, 2019 represent only six months' worth of the change to the Master Fund's management fees.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of June 30, 2020 and December 31, 2019, we had borrowed $157.0 million and $172.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 97.3% of our debt investments (95.0% of our total investments), or $307.8 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of June 30, 2020.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(447)	$(785)	$338	$0.01
+50 bps	457	785	(328)	(0.01)
+100 bps	1,559	1,570	(11)	—
+150 bps	3,219	2,355	864	0.03
+200 bps	4,924	3,140	1,784	0.07
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 10, 2020, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
As of June 30, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
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
The following table provides information concerning our repurchases of Common Shares for the quarter ended June 30, 2020:

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2020		—	—	—	—
May 1 to May 31, 2020		—	—	—	—
June 1 to June 30, 2020	(1)	267,193	6.88	267,193	—
Total		267,193		267,193	—
___________________

(1)	The maximum number of shares available for repurchase on June 12, 2020 was 267,193 shares.

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

Guggenheim Credit Income Fund

Date:	August 13, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2020	By:	/s/ Cielo M. Ordonez
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