Form 10-Q
period 2020-09-30
GUGGENHEIM CREDIT INCOME FUND
filed 2020-11-16
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 27,014,903 common shares outstanding as of November 10, 2020.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments at fair value (amortized cost of $357,037 and $385,802, respectively)	$329,201	$372,193
Cash	8,099	1,454
Restricted cash	8,634	7,512
Interest and dividend income receivable	2,436	2,622
Principal receivable	1,215	—
Receivable from related parties	30	35
Unrealized appreciation of foreign currency forward contracts	12	—
Prepaid expenses and other assets	175	284
Total assets	$349,802	$384,100

Liabilities
Credit facility payable, net of financing costs	$150,147	$170,862
Unrealized depreciation on foreign currency forward contracts	209	87
Payable for investments purchased	729	—
Accrued management fee	505	576
Payable to related parties	150	195
Distributions payable	1,063	—
Collateral payable for foreign currency forward contracts	—	320
Accounts payable, accrued expenses and other liabilities	617	863
Total liabilities	153,420	172,903
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$196,382	$211,197

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 27,014,903 and 27,157,534 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$27	$27
Paid-in-capital in excess of par value	229,065	229,996
Accumulated loss, net of distributions	(32,710)	(18,826)
Net assets	$196,382	$211,197
Net asset value per Common Share	$7.27	$7.78
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest income	$6,037	$8,844	$20,123	$25,987
PIK interest income	395	66	930	154
Dividend income	214	244	670	783
Fee income	50	8	282	275
Total investment income	6,696	9,162	22,005	27,199
Operating Expenses
Interest expense and other financing costs	1,255	2,196	4,559	6,465
Management fee	1,549	1,759	4,710	5,171
Performance-based incentive fee	—	—	—	11
Administrative services	39	50	132	151
Custody services	23	23	72	72
Trustees fees	88	92	262	252
Related party reimbursements	151	203	499	623
Professional services fees	218	214	651	703
Other expenses	67	58	200	183
Total expenses	3,390	4,595	11,085	13,631
Net investment income	3,306	4,567	10,920	13,568
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	454	205	(181)	(6,600)
Foreign currency forward contracts	(383)	752	668	626
Foreign currency transactions	10	(5)	171	81
Net realized gains (losses)	81	952	658	(5,893)
Net change in unrealized appreciation (depreciation) on:
Investments	6,901	(6,070)	(14,227)	(285)
Foreign currency forward contracts	(605)	144	(110)	523
Foreign currency transactions	3	—	2	(17)
Net change in unrealized appreciation (depreciation)	6,299	(5,926)	(14,335)	221
Net realized and unrealized gains (losses)	6,380	(4,974)	(13,677)	(5,672)
Net increase (decrease) in net assets resulting from operations	$9,686	$(407)	$(2,757)	$7,896
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.12	$0.16	$0.40	$0.47
Earnings (loss) per Common Share - basic and diluted	$0.36	$(0.01)	$(0.10)	$0.27
Weighted average Common Shares outstanding - basic and diluted	27,127,699	28,613,345	27,224,991	28,997,077
Distribution per Common Share	$0.13	$0.14	$0.41	$0.47

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	3,999	3,999
Net realized gains	—	—		—	2,870	2,870
Net change in unrealized depreciation	—	—		—	(36,659)	(36,659)
Net decrease in net assets resulting from operations	—	—		—	(29,790)	(29,790)
Shareholder distributions:
Distributions from earnings	—	—		—	(4,066)	(4,066)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,066)	(4,066)
Capital share transactions:
Issuance of Common Shares	639,552	1		4,999	—	5,000
Repurchase of Common Shares	(718,264)	(1)		(5,494)	—	(5,495)
Net decrease in net assets resulting from capital share transactions	(78,712)	—		(495)	—	(495)
Net decrease for the period	(78,712)	—		(495)	(33,856)	(34,351)
Balance at March 31, 2020	27,078,822	$27		$229,501	$(52,682)	$176,846
Operations:
Net investment income	—	—		—	3,615	3,615
Net realized losses	—	—		—	(2,293)	(2,293)
Net change in unrealized appreciation	—	—		—	16,025	16,025
Net increase in net assets resulting from operations	—	—		—	17,347	17,347
Shareholder distributions:
Distributions from earnings	—	—		—	(3,624)	(3,624)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,624)	(3,624)
Capital share transactions:
Repurchase of Common Shares	(267,193)	—	(1)	(1,838)	—	(1,838)
Net decrease in net assets resulting from capital share transactions	(267,193)	—		(1,838)	—	(1,838)
Net increase (decrease) for the period	(267,193)	—		(1,838)	13,723	11,885
Balance at June 30, 2020	26,811,629	$27		$227,663	$(38,959)	$188,731
Operations:
Net investment income	—	—		—	3,306	3,306
Net realized gains	—	—		—	81	81
Net change in unrealized appreciation	—	—		—	6,299	6,299
Net increase in net assets resulting from operations	—	—		—	9,686	9,686
Shareholder distributions:
Distributions from earnings	—	—		—	(3,437)	(3,437)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,437)	(3,437)
Capital share transactions:
Issuance of Common Shares	430,899	—	(1)	3,050	—	3,050
Repurchase of Common Shares	(227,625)	—	(1)	(1,648)	—	(1,648)
Net increase in net assets resulting from capital share transactions	203,274	—		1,402	—	1,402
Net increase for the period	203,274	—		1,402	6,249	7,651
Balance at September 30, 2020	27,014,903	$27		$229,065	$(32,710)	$196,382

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	4,398	4,398
Net realized losses	—	—		—	(866)	(866)
Net change in unrealized appreciation	—	—		—	555	555
Net increase in net assets resulting from operations	—	—		—	4,087	4,087
Shareholder distributions:
Distributions from earnings	—	—		—	(4,717)	(4,717)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,717)	(4,717)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(38,000)	—	(1)	(307)	—	(307)
Net increase in net assets resulting from capital share transactions	86,070	—		693	—	693
Net increase (decrease) for the period	86,070	—		693	(630)	63
Balance at March 31, 2019	29,281,072	$29		$246,776	$(10,510)	$236,295
Operations:
Net investment income	—	—		—	4,603	4,603
Net realized losses	—	—		—	(5,979)	(5,979)
Net change in unrealized appreciation	—	—		—	5,592	5,592
Net increase in net assets resulting from operations	—	—		—	4,216	4,216
Shareholder distributions:
Distributions from earnings	—	—		—	(5,106)	(5,106)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(5,106)	(5,106)
Capital share transactions:
Repurchase of Common Shares	(667,727)	—	(1)	(5,375)	—	(5,375)
Net decrease in net assets resulting from capital share transactions	(667,727)	—		(5,375)	—	(5,375)
Net decrease for the period	(667,727)	—		(5,375)	(890)	(6,265)
Balance at June 30, 2019	28,613,345	$29		$241,401	$(11,400)	$230,030
Operations:
Net investment income	—	—		—	4,567	4,567
Net realized gains	—	—		—	952	952
Net change in unrealized depreciation	—	—		—	(5,926)	(5,926)
Net decrease in net assets resulting from operations	—	—		—	(407)	(407)
Shareholder distributions:
Distributions from earnings	—	—		—	(3,924)	(3,924)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,924)	(3,924)
Net decrease for the period	—	—		—	(4,331)	(4,331)
Balance at September 30, 2019	28,613,345	$29		$241,401	$(15,731)	$225,699
_____________________
(1)Amount is less than $1,000.
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(2,757)	$7,896
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(1,411)	(719)
Amortization of premium/accretion of discount, net	(987)	(1,153)
Proceeds from sales of investments	18,782	35,509
Proceeds from paydowns on investments	72,676	16,963
Net receipt of settlement of derivatives	4,037	2,881
Net payment of settlement of derivatives	(3,369)	(2,255)
Net realized gains on derivatives	(668)	(626)
Purchases of investments	(60,476)	(59,264)
Net realized losses on investments	181	6,600
Net change in unrealized depreciation on investments	14,227	285
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	110	(523)
Amortization of deferred financing costs	285	284
(Increase) decrease in operating assets:
Interest and dividend income receivable	186	(61)
Principal receivable	(1,215)	6,852
Receivable from related parties	5	9
Prepaid expenses and other assets	109	160
Increase (decrease) in operating liabilities:
Payable for investments purchased	729	239
Accrued management fee	(71)	(12)
Payable to related parties	(45)	26
Collateral payable for foreign currency forward contracts	(320)	—
Accounts payable, accrued expenses and other liabilities	(246)	90
Net cash provided by operating activities	39,762	13,181
Financing activities
Issuance of Common Shares	8,050	1,000
Repurchase of Common Shares	(8,981)	(5,682)
Credit facility borrowings	4,000	22,000
Credit facility repayments	(25,000)	(5,000)
Distributions paid	(10,064)	(16,031)
Net cash used in financing activities	(31,995)	(3,713)
Net increase in restricted and unrestricted cash	7,767	9,468
Restricted and unrestricted cash, beginning of period	8,966	10,302
Restricted and unrestricted cash, end of period	$16,733	$19,770
Reconciliation of restricted and unrestricted cash
Cash	8,099	3,385
Restricted cash	8,634	16,385
Total restricted and unrestricted cash	$16,733	$19,770
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$4,296	$6,087
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 163.2%
Aerospace & Defense
Arcline FM Holdings LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/21/2025	4,342	$4,253	$4,265	2.1%
Arcline FM Holdings LLC	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	1/21/2025	—	(55)	(47)	—%
							4,198	4,218	2.1%

National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	6/12/2021	3,388	3,382	3,329	1.7%
Total Aerospace & Defense							7,580	7,547	3.8%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	11,550	11,324	9,066	4.6%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	8.50%	8/30/2024	2,948	2,690	2,533	1.3%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	5.58%	8/1/2025	1,960	1,946	1,819	0.9%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.16%	11/1/2024	7,440	6,279	6,622	3.4%

Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2023	—	(14)	(13)	—%
Mavis Tire Express Services Corp. (Delayed Draw)		Senior Secured Loans - First Lien	L+3.25%	3.47%	3/20/2025	3,615	3,602	3,441	1.8%
							3,588	3,428	1.8%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.33%	6/14/2024	1,238	1,227	1,234	0.6%
Total Automotive							27,054	24,702	12.6%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.57%	8/16/2024	£2,470	3,104	3,082	1.5%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.57%	8/16/2024	£784	1,004	954	0.5%
							4,108	4,036	2.0%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	1,920	1.0%
JZ Capital Partners Ltd.	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	6/14/2021	375	372	371	0.2%
Total Banking, Finance, Insurance & Real Estate							6,480	6,327	3.2%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,266	12,718	6.5%
Blue Ribbon LLC		Senior Secured Loans - First Lien	L+4.00%	5.00%	11/15/2021	2,762	2,365	2,573	1.3%
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,136	730	737	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	5/3/2024	1,977	1,977	1,858	0.9%
CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.00%	5/3/2024	788	788	717	0.4%
							2,765	2,575	1.3%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.50%	3/31/2023	872	868	866	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	5.50%	3/31/2023	812	807	807	0.4%
							1,675	1,673	0.8%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.50%	10/2/2022	4,950	4,925	4,933	2.5%
US Foods Inc.	(11)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	4.25%	4/24/2025	2,963	2,755	2,888	1.5%
Total Beverage, Food & Tobacco							27,481	28,097	14.3%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,930	1.0%
Total Capital Equipment							2,000	1,930	1.0%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	4/29/2025	5,135	5,106	5,108	2.6%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	4/29/2025	240	161	164	0.1%
							5,267	5,272	2.7%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.00%	4.40%	6/26/2026	988	975	976	0.5%
Ilpea Parent, Inc.	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2023	5,336	5,299	5,262	2.7%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	284	280	300	0.1%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/24/2024	217	152	155	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/23/2025	6,938	6,819	6,851	3.5%
							6,971	7,006	3.6%
Total Chemicals, Plastics & Rubber							18,792	18,816	9.6%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.32%	6/26/2023	5,386	5,339	5,362	2.7%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.32%	6/26/2024	6,000	5,923	5,875	3.0%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.40%	6/24/2022	173	153	154	0.1%
							11,415	11,391	5.8%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	872	866	841	0.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	9.57%	6/15/2026	1,588	1,526	1,369	0.7%
							2,392	2,210	1.1%
Total Construction & Building							13,807	13,601	6.9%
Consumer Goods: Non-Durable
Diamond (BC) B.V.	(15)	Senior Secured Loans - First Lien	L+5.00%	6.00%	9/6/2024	4,000	3,900	4,010	2.0%

Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.25%	1/31/2025	3,743	3,719	3,702	1.9%
Galls LLC (Delayed Draw B)	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.32%	1/31/2025	549	545	543	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.32%	1/31/2024	327	279	283	0.1%
							4,543	4,528	2.3%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.65%	12/19/2025	3,990	3,549	3,624	1.8%

Safariland	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	11/17/2023	116	103	106	0.1%
Safariland	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	11/17/2023	5,555	5,057	5,049	2.6%
							5,160	5,155	2.7%
Total Consumer Goods: Non-Durable							17,152	17,317	8.8%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	5.81%	4/29/2026	1,246	1,236	1,159	0.6%
Total Consumer Goods: Durable							1,236	1,159	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.82%	9/23/2021	4,901	4,779	2,910	1.5%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	3.36%	3/28/2025	1,962	1,853	1,860	1.0%
Pelican Products Inc		Senior Secured Loans - First Lien	L+3.50%	4.50%	5/31/2025	3,979	3,486	3,817	1.9%

Resource Label Group LLC		Senior Secured Loans - First Lien	L+4.50%	5.50%	5/26/2023	3,394	3,376	3,114	1.6%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.50%	11/26/2023	3,000	2,974	2,535	1.3%
							6,350	5,649	2.9%
Total Containers, Packaging & Glass							16,468	14,236	7.3%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	2,411	917	0.5%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.00%	6/14/2022	2,875	2,861	2,818	1.4%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.00%	9/29/2022	3,000	2,970	2,100	1.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Permian Production Partners	(13)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,699	285	0.1%
Total Energy: Oil & Gas							11,941	6,120	3.1%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,962	7,973	4.0%

Cambrex Corporation		Senior Secured Loans - First Lien	L+5.00%	6.00%	11/20/2026	2,481	2,432	2,494	1.3%
Total Healthcare & Pharmaceuticals							10,394	10,467	5.3%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.66%	1/23/2025	2,340	2,337	2,050	1.0%

Golden Nugget	(13)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	11	11	13	—%
Golden Nugget	(13)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	139	133	161	0.1%
							144	174	0.1%

Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.00%	12/31/2024	1,203	1,183	1,207	0.6%
Total Hotel, Gaming & Leisure							3,664	3,431	1.7%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	5/17/2024	5,679	5,626	5,595	2.8%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	—	(42)	(29)	—%
							5,584	5,566	2.8%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	7.25%	11/19/2024	2,406	2,310	2,202	1.1%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.00%	5/4/2022	1,875	1,867	1,576	0.8%
McGraw-Hill Global Education Holdings	(14)(15)	Senior Unsecured Debt	N/A	11.75%	4/20/2022	2,000	1,977	1,396	0.7%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,259	1,229	677	0.4%
							5,073	3,649	1.9%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	7.57%	6/15/2024	8,051	8,015	7,664	3.9%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(24)	(23)	—%
							7,991	7,641	3.9%
Total Media: Advertising, Printing & Publishing							20,958	19,058	9.7%
Metals & Mining
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	3,576	3,540	3,416	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	1,007	997	962	0.5%
Polyvision Corp.	(9)(15)	Senior Secured Loans - First Lien	L+6.50%	7.52%	2/21/2026	139	139	118	0.1%
Polyvision Corp.	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2025	223	154	161	0.1%
Total Metals & Mining							4,830	4,657	2.4%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	7.75%	7/31/2025	1,036	992	399	0.2%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	795	756	0.4%
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	10,050	9,911	6,407	3.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	4,307	4,283	3,876	2.0%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	486	486	437	0.2%
							4,769	4,313	2.2%

Save-a-Lot	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	8.00%	3/12/2024	891	805	891	0.4%
Save-a-Lot	(13)(14)(15)	Senior Secured Loans - Second Lien	L+11.75%	11.75%	10/1/2024	1,072	2,070	976	0.5%
							2,875	1,867	0.9%
Total Retail							19,342	13,742	7.0%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	4.91%	8/25/2025	3,920	3,713	3,666	1.9%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.73%	6/16/2025	£2,060	2,560	2,252	1.1%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.50%	6.65%	6/16/2025	890	854	755	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(39)	(68)	—%
							3,375	2,939	1.5%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	5.57%	10/7/2021	4,750	4,737	4,695	2.4%
Cast & Crew Payroll		Senior Secured Loans - First Lien	L+3.75%	3.90%	1/16/2026	2,897	2,532	2,781	1.4%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	4.69%	4/3/2025	2,835	2,789	2,608	1.3%

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	4,264	4,179	3,838	2.0%
Hersha Hospitality Management (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	43	8	(129)	(0.1)%
							4,187	3,709	1.9%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	5.00%	3/29/2025	2,652	2,643	2,628	1.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Park Place Technologies	(15)	Senior Secured Loans - Second Lien	L+8.00%	9.00%	3/29/2026	3,404	3,385	3,233	1.7%
							6,028	5,861	3.0%

PSI Services LLC	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	104	104	73	—%
PSI Services LLC	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	(3)	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	426	426	420	0.2%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,844	2,810	2,805	1.4%
							3,340	3,295	1.6%

SLR Consulting	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	4.98%	6/23/2025	1,588	1,557	1,555	0.8%
SLR Consulting (Delayed Draw)	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.50%	5/23/2025	494	512	506	0.2%
							2,069	2,061	1.0%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.25%	7/12/2025	3,960	3,794	3,836	2.0%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.30%	7/10/2026	5,000	4,714	3,683	1.9%
Total Services: Business							41,278	39,134	19.9%
Technology
Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/31/2025	1,789	1,754	1,771	0.9%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	—	(4)	(22)	—%
							1,750	1,749	0.9%

Advicent Solutions	(14)(15)	Senior Secured Loans - First Lien	L+8.95%	9.95%	2/28/2022	7,266	7,214	4,710	2.4%
Advicent Solutions	(9)(13)(14)(15)	Senior Secured Loans - First Lien	P+5.25%	8.50%	2/28/2022	14	14	12	—%
Advicent Solutions	(14)(15)	Senior Secured Loans - First Lien	L+3.50%	4.50%	2/28/2022	1,650	1,642	1,642	0.8%
							8,870	6,364	3.2%

Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	9/9/2024	3,262	3,207	3,305	1.7%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(10)	—%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.00%	4.15%	9/4/2026	862	860	854	0.4%
							847	844	0.4%

Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,848	4,862	2.5%
Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(30)	(29)	—%
							4,818	4,833	2.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.41%	6/8/2024	£2,638	3,348	3,368	1.7%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.68%	6/8/2024	£338	426	436	0.2%
							3,774	3,804	1.9%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	4.75%	3/20/2024	2,000	1,942	1,961	1.0%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	3.91%	11/29/2024	1,480	1,465	1,346	0.7%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	5.36%	4/28/2025	1,931	1,904	1,918	1.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	8.61%	4/27/2026	462	454	458	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	5.36%	4/28/2025	3,048	3,013	3,028	1.5%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	8.61%	4/27/2026	4,696	4,639	4,661	2.4%
							10,010	10,065	5.1%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/25/2024	637	627	633	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/25/2024	£530	733	680	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/25/2024	€97	118	113	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/25/2024	£326	423	418	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/25/2024	2,211	2,178	2,199	1.1%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/25/2024	€289	317	337	0.2%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(15)	Senior Secured Loans - First Lien	N/A	6.75%	1/22/2024	661	706	770	0.4%
							5,102	5,150	2.6%

Lytx, Inc.	(9)(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	511	490	483	0.2%
Lytx, Inc.	(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	5,873	5,776	5,794	3.0%
							6,266	6,277	3.2%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	946	942	899	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	503	502	478	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	183	182	173	0.1%
							1,626	1,550	0.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	12/20/2021	6,616	6,607	4,962	2.6%
Onyx CenterSource (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	7.25%	12/20/2021	329	319	247	0.1%
							6,926	5,209	2.7%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.25%	1/27/2023	6,105	6,076	6,081	3.1%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.25%	1/27/2023	388	388	386	0.2%
							6,464	6,467	3.3%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2023	5,386	5,312	5,315	2.7%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2023	1,137	1,112	1,122	0.6%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2022	277	248	252	0.1%
							6,672	6,689	3.4%

Wide Orbit, Inc.	(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,698	3,657	3,657	1.9%
Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(35)	—%
							3,657	3,622	1.9%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	5,407	5,323	5,352	2.7%
Total Technology							78,719	74,587	38.0%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.66%	7/23/2025	2,214	2,205	2,133	1.1%
Firstlight Fiber	(15)	Senior Secured Loans - Second Lien	L+7.50%	7.66%	7/23/2026	2,500	2,477	2,188	1.1%
							4,682	4,321	2.2%
Total Telecommunications							4,682	4,321	2.2%
Transportation: Consumer
Delta Airlines	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	5/1/2023	100	97	100	0.1%
Total Transportation: Consumer							97	100	0.1%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,918	5,880	3.0%
Total Utilities: Electric							5,918	5,880	3.0%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	5.66%	10/31/2025	5,877	5,739	5,289	2.7%
Total Utilities: Oil & Gas							5,739	5,289	2.7%
Total Debt Investments							$345,612	$320,518	163.2%

Equity investments - 4.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.50%		268,142	$5,314	$5,363	2.7%
Total Banking, Finance, Insurance & Real Estate							5,314	5,363	2.7%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	2,459	1,658	0.8%
Total Beverage, Food & Tobacco							2,459	1,658	0.8%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	578	0.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	35	—%
Total Energy: Oil & Gas							3,225	613	0.3%
Retail
Save-a-Lot	(13)(15)	Equity and Other	N/A	N/A		53,097	—	—	—%
Total Retail							—	—	—%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		66,230	166	716	0.4%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	303	0.2%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							427	1,049	0.6%
Total Equity Investments							$11,425	$8,683	4.4%

Total Investments - 167.6%							$357,037	$329,201	167.6%

September 30, 2020 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	10/16/2020	$1,244	€1,051	—	$12	—%
JPMorgan Chase Bank	10/16/2020	$24,600	£19,225	—	$(209)	(0.1)%
					$(197)	(0.1)%
_______________________
(1)Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)All debt and equity investments are income producing unless otherwise noted.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
(3)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of September 30, 2020, LIBO rates ranged between 0.15% for 1-month LIBOR to 0.23% for 3-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2020.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of September 30, 2020, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $5.7 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $31.5 million; the net unrealized depreciation was $25.8 million; the aggregate cost of securities for Federal income tax purposes was $354.8 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of September 30, 2020 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of September 30, 2020, qualifying assets represented 80% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of September 30, 2020.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of September 30, 2020; (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+ 8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions	L+8.95%	0.75%	L+8.20%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions (Revolver)	P+5.25%	0.75%	P+4.50%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions	L+3.50%	0.75%	L+2.75%	The Portfolio Company may elect PIK up to 0.75%.
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%.
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%.
Four Springs Capital Trust	16.50%	16.50%	—%	The Portfolio Company may elect PIK up to 16.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 6.75%.
Galls LLC (Delayed Draw)	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 6.75%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Kerridge Commercial Systems (GBP Term Loan)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (USD Term Loan)	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (GBP Delayed Draw)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Euro Delayed Draw)	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
McGraw-Hill Global Education Holdings	11.75%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%.
Save-a-Lot	L+8.00%	7.00%	L+1.00%	The Portfolio Company may elect to PIK up to 6.00%.
Save-a-Lot	L+11.75%	10.75%	L+1.00%	The Portfolio Company may elect to PIK up to 10.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of September 30, 2020, meaning that the Master Fund has ceased recognizing interest income on these investments. As of September 30, 2020, debt investments on non-accrual status represented 1.7% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively.

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
_______________________
(1)Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)All debt and equity investments are income producing unless otherwise noted.
(3)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2019, LIBO rates ranged between 1.76% for 1-month LIBOR to 1.91% for 3-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2019.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of December 31, 2019, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $4.8 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $17.6 million; the net unrealized depreciation was $12.8 million; the aggregate cost of securities for Federal income tax purposes was $384.9 million.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2019 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2019, qualifying assets represented 79% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of December 31, 2019.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2019; (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+ 8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%.
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%.
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%.
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Lytx, Inc.	14.75%	14.75%	—%	The Portfolio Company may elect PIK up to 14.75%.
McGraw-Hill Global Education Holdings	11.00%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of December 31, 2019, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2019, debt investments on non-accrual status represented 1.0% and 0.5% of total investments on an amortized cost basis and fair value basis, respectively.

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
As of September 30, 2020, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2020, open U.S. Federal and state income tax years include the tax years ended December 31, 2016 through December 31, 2019. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Master Fund is evaluating the potential impact that the adoption of this guidance will have on the Master Fund’s financial statements.

SEC Disclosure Update and Simplification
In August 2020, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10825 and No.34-89670, collectively referred to as 'Modernization of Regulation S-X Items 101, 103 and 105’. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors. The final rules are effective for all filings on or after November 9, 2020. The Master Fund has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on the financial statements would mostly affect the Form 10-K.

Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of September 30, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$297,870	$279,664	85.0%	$279,872	$268,678	72.2%
Senior secured loans - second lien	37,050	32,958	10.0	56,913	56,651	15.2
Senior secured bonds	7,486	5,823	1.8	12,996	12,223	3.3
Senior unsecured debt	3,206	2,073	0.6	22,253	21,537	5.8
Total senior debt	$345,612	$320,518	97.4%	$372,034	$359,089	96.5%
Equity and other	11,425	8,683	2.6	13,768	13,104	3.5
Total investments	$357,037	$329,201	100.0%	$385,802	$372,193	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2020			December 31, 2019
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$79,146	$75,636	23.0%	$81,806	$81,726	22.0%
Services: Business	41,278	39,134	11.9	40,279	40,115	10.8
Beverage, Food & Tobacco	29,940	29,755	9.0	24,104	24,555	6.6
Automotive	27,054	24,702	7.5	24,095	21,938	5.9
Media: Advertising, Printing & Publishing	20,958	19,058	5.8	24,566	24,432	6.6
Chemicals, Plastics & Rubber	18,792	18,816	5.7	20,010	20,072	5.4
Consumer goods: Non-durable	17,152	17,317	5.3	4,548	4,553	1.2
Containers, Packaging & Glass	16,468	14,236	4.3	13,259	12,233	3.3
Retail	19,342	13,742	4.2	29,511	22,880	6.1
Construction & Building	13,807	13,601	4.1	14,832	14,818	4.0
Banking, Finance, Insurance & Real Estate (1)	11,794	11,690	3.6	11,021	11,191	3.0
Healthcare & Pharmaceuticals	10,394	10,467	3.2	41,194	41,101	11.0
Aerospace & Defense	7,580	7,547	2.3	7,274	6,877	1.8
Energy: Oil & Gas	15,166	6,733	2.0	15,266	11,778	3.2
Utilities: Electric	5,918	5,880	1.8	8,786	8,508	2.3
Utilities: Oil & Gas	5,739	5,289	1.6	5,784	5,881	1.6
Metals & Mining	4,830	4,657	1.4	—	—	—
Telecommunications	4,682	4,321	1.3	4,697	4,718	1.3
Hotel, Gaming & Leisure	3,664	3,431	1.0	6,711	6,824	1.8
Capital Equipment	2,000	1,930	0.6	2,000	1,995	0.5
Consumer Goods: Durable	1,236	1,159	0.4	1,281	1,284	0.3
Transportation: Consumer	97	100	—	—	—	—
Transportation: Cargo	—	—	—	4,778	4,714	1.3
Total investments	$357,037	$329,201	100.0%	$385,802	$372,193	100.0%
______________

Notes to Consolidated Financial Statements (Unaudited)
(1)Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of September 30, 2020 and December 31, 2019.

Geographic Dispersion	September 30, 2020	December 31, 2019
United States of America	87.3%	85.5%
United Kingdom	8.1	9.2
Canada	3.0	2.8
Italy	1.6	1.5
Ireland	—	1.0
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of September 30, 2020 and December 31, 2019:

September 30, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	October 16, 2020	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,051	$1,245	$1,233	$12
GBP	October 16, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,225	24,600	24,809	(209)
Total					$25,845	$26,042	$(197)

December 31, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$772	$779	$(7)
GBP	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,878	24,936	25,016	(80)
Total					$25,708	$25,795	$(87)

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and nine months ended September 30, 2020 and September 30, 2019:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement Location	2020	2019	2020	2019
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(383)	$752	$668	$626
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(605)	144	(110)	523
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(988)	$896	$558	$1,149
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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of September 30, 2020 and December 31, 2019:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
September 30, 2020	JP Morgan Chase Bank, N.A.	$12	$(209)	$—	$(197)
December 31, 2019	JP Morgan Chase Bank, N.A.	$—	$(87)	$(320)	$(407)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of September 30, 2020 and December 31, 2019, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$86,896	$192,768	$279,664
Senior secured loans - second lien	—	5,052	27,906	32,958
Senior secured bonds	—	5,823	—	5,823
Senior unsecured debt	—	677	1,396	2,073
Total senior debt	$—	$98,448	$222,070	$320,518
Equity and other	35	—	8,648	8,683
Total investments	$35	$98,448	$230,718	$329,201
Percentage	0.0%	29.9%	70.1%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(197)	$—	$(197)

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$80,704	$187,974	$268,678
Senior secured loans - second lien	—	14,364	42,287	56,651
Senior secured bonds	—	12,223	—	12,223
Senior unsecured debt	—	4,739	16,798	21,537
Total senior debt	$—	$112,030	$247,059	$359,089
Equity and other	90	—	13,014	13,104
Total investments	$90	$112,030	$260,073	$372,193
Percentage	0.0%	30.1%	69.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(87)	$—	$(87)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2020 and December 31, 2019:

September 30, 2020
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$159,437	Yield analysis	Yield	7.93%	4.23% - 32.59%	Decrease
	$1,642	Transacted value	Cost	99.50	99.50	Increase
	$4,710	Transacted value	Bid	54.28	54.28	Increase
		Discounted cash flow	Discount Rate	17.50%	17.50%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.2x	7.2x	Increase
Senior secured loans - second lien	$16,874	Yield analysis	Yield	9.00%	8.18% - 9.54%	Decrease
Senior unsecured debt	$1,396	Yield analysis	Yield	38.37%	38.37%	Decrease
Equity and other	$30	Transacted value	Cost(5)	15.36	15.36	Increase
	$5,363	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$578	Market comparable	Cash Flow Multiple	2.6x	2.6x	Increase
		Market comparable	Oil production multiple (6)	13377x	13377x	Increase
		Market comparable	Oil reserve multiple (7)	5.2x	5.2x	Increase
	$2,677	Discounted cash flow	Discount Rate	16.00%	13.24% - 17.5%	Decrease
		Discounted cash flow	EBITDA multiple	14.9x	14.5x - 15.8x	Increase
		Discounted cash flow	Perpetuity Growth Rate	6.00%	5% - 8%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.2x	5x - 13x	Increase
Total	$192,707
______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

Notes to Consolidated Financial Statements (Unaudited)
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2020, the Master Fund had investments of this nature measured at fair value totaling $38.0 million.
(3)A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.
(4)This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(5)Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.
(6)Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).
(7)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

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
_______________

Notes to Consolidated Financial Statements (Unaudited)
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2019, the Master Fund had investments of this nature measured at fair value totaling $45.7 million.
(3)A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.
(4)This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(5)Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.
(6)Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).
(7)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).
In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30, 2020
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of July 1, 2020	$198,457	$27,598	$1,498	$7,621	$235,174
Additions (1)	5,384	29	—	214	5,627
Sales and repayments (2)	(7,082)	—	—	—	(7,082)
Net realized gains (3)	392	—	—	—	392
Net change in unrealized appreciation (depreciation) on investments (4)	434	325	(105)	813	1,467
Net discount accretion	132	(46)	3	—	89
Transfers into Level 3 (5)	3,925	—	—	—	3,925
Transfers out of Level 3 (6)	(8,874)	—	—	—	(8,874)
Fair value balance as of September 30, 2020	$192,768	$27,906	$1,396	$8,648	$230,718
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2020	$713	$324	$(105)	$813	$1,745

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2020
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2020	$187,974	$42,287	$16,798	$13,014	$260,073
Additions (1)	41,890	2,195	—	615	44,700
Sales and repayments (2)	(29,019)	(19,881)	(15,354)	(3,375)	(67,629)
Net realized gains (3)	13	425	465	417	1,320
Net change in unrealized depreciation on investments (4)	(9,355)	(3,325)	(532)	(2,023)	(15,235)
Net discount accretion	467	(75)	19	—	411
Transfers into Level 3 (5)	34,033	10,230	—	—	44,263
Transfers out of Level 3 (6)	(33,235)	(3,950)	—	—	(37,185)
Fair value balance as of September 30, 2020	$192,768	$27,906	$1,396	$8,648	$230,718
Change in net unrealized depreciation on investments held as of September 30, 2020	$(5,838)	$(1,389)	$(484)	$(1,597)	$(9,308)
___________
(1)Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.
(2)Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
(3)Included in net realized gains on investments on the consolidated statements of operations.
(4)Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.
(5)For the three and nine months ended September 30, 2020, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the three and nine months ended September 30, 2020, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
______________
(1)Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.
(2)Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
(3)Included in net realized gains (losses) on investments on the consolidated statements of operations.
(4)Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.
(5)For the three and nine months ended September 30, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.
(6)For the three and nine months ended September 30, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2020, approximates its carrying value.

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
(i)The incentive fee on income is paid quarterly, if earned; it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital.
(ii)The incentive fee on capital gains is paid annually, if earned; it is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis from inception, and (B) the aggregate amount, if any, of previously paid incentive fees on capital gains.
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2020 and September 30, 2019:

Related Party (1) (2)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Source Agreement & Description	2020	2019	2020	2019
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,549	$1,759	$4,710	$5,171
Guggenheim	Administrative Services Agreement - expense reimbursement	151	203	499	623
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	10	8	26	160
____________________
(1)Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.
(2)As of September 30, 2020 and September 30, 2019, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the period.

Notes to Consolidated Financial Statements (Unaudited)
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of September 30, 2020, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of September 30, 2020, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of September 30, 2020 and December 31, 2019 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
September 30, 2020	$175,000	$151,000	$150,147	2.75%	12/29/22	2.2	years
December 31, 2019	$175,000	$172,000	$170,862	4.40%	12/29/22	3.0	years
_________________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of September 30, 2020 and December 31, 2019) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)
The components of the Master Fund's interest expense and other financing costs for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Stated interest expense	$1,110	$2,081	$4,150	$6,050
Unused/undrawn fees	50	19	124	131
Amortization of deferred financing costs	95	96	285	284
Total interest expense and other financing costs	$1,255	$2,196	$4,559	$6,465
Average borrowings	$155,663	$167,543	$158,861	$157,802

Weighted average interest rate (1)	2.92%	4.91%	3.53%	5.17%
Amortized financing costs	0.24%	0.22%	0.24%	0.24%
Total borrowing cost	3.16%	5.13%	3.77%	5.41%
_________________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2020 and December 31, 2019, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	September 30, 2020	December 31, 2019
Aceto Chemical (Revolver)	$560	$800
Acquia Inc. (Revolver)	211	211
Advicent Solutions (Revolver)	339	—
Alexander Mann Solutions (Revolver) (2)	446	446
Allvue Systems (Revolver)	132	132
Apptio, Inc. (Revolver)	326	326
Arcline FM Holdings LLC (Revolver)	436	—
Boats Group (Revolver)	1,000	1,000
GAL Manufacturing (Revolver)	260	260
Galls LLC (Delayed Draw)	—	1,518
Galls LLC (Revolver)	287	113
Gladman Developments Ltd. (Delayed Draw) (2)	706	706
Hersha Hospitality Management (Delayed Draw)	1,671	—
Lytx, Inc. (Delayed Draw)	1,540	368
Mavis Tire Express Services Corp. (Delayed Draw)	—	319
Mavis Tire Express Services Corp. (Revolver)	217	189
Onyx CenterSource (Revolver)	—	329
Polyvision Corp. (Delayed Draw)	325	—
Polyvision Corp. (Revolver)	706	—
PSI Services LLC (Delayed Draw)	239	239
PSI Services LLC (Delayed Draw)	—	168
PSI Services LLC (Revolver)	195	269
Seal For Life Industries US LLC (Revolver)	433	390
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	185	—
Wide Orbit (Revolver)	293	—
Total Unfunded Commitments	$10,853	$8,129
______________________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the September 30, 2020 and December 31, 2019 exchange rates, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2020 and September 30, 2019:

	For the Nine Months Ended September 30,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.78	$8.09
Net investment income (1)	0.40	0.47
Net realized gains (losses) (1)	0.02	(0.20)
Net change in unrealized depreciation (2)	(0.52)	—
Net increase (decrease) resulting from operations	(0.10)	0.27
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.40)	(0.46)
Distributions from realized gains	—	(0.01)
Distribution in excess of net investment income	(0.01)	—
Net decrease resulting from distributions	(0.41)	(0.47)
Net asset value, end of period	$7.27	$7.89

INVESTMENT RETURNS
Total investment return (4)	(1.03)%	3.38%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$196,382	$225,699
Average net assets (5)	$196,433	$233,075
Common Shares outstanding, end of period	27,014,903	28,613,345
Weighted average Common Shares outstanding	27,224,991	28,997,077

Ratios-to-average net assets: (5)
Total expenses	5.64%	5.85%
Net investment income	5.56%	5.82%

Average outstanding borrowings (5)	$158,861	$157,802
Portfolio turnover rate (5) (6)	18%	14%
Asset coverage ratio (7)	2.30	2.35
_____________________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.
(2)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of September 30, 2020, the Master Fund estimated distributions to be composed mostly of ordinary income. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Consolidated Financial Statements (Unaudited)
(4)Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(5)The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.
(6)Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.
(7)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the nine months ended September 30, 2020 and September 30, 2019:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
July 6, 13, 20, 27, August 3	August 4	0.00950	0.04750	1,285
August 10, 17, 24, 31	September 2	0.01000	0.04000	1,089
September 7, 14, 21, 28	October 1	0.00980	0.03920	1,063
			$0.40870	$11,127

For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559
July 1, 8, 15, 22, 29	July 31	0.01346	0.06730	1,926
August 5, 12, 19, 26	August 28	0.00776	0.03104	888
September 2, 9, 16, 23, 30	October 2	0.00776	0.03880	1,110
			$0.47364	$13,747

Note 11. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements except for the one below.
To facilitate the orderly liquidation of GCIF 2016T, one of the Master Fund's feeder funds, in light of the disruption caused by the COVID-19 pandemic, the Board of Trustees of GCIF 2016T, as permitted by the terms of the offering, has approved extending GCIF 2016T's liquidity event date recommendation deadline to on or before December 31, 2022.

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
We primarily focus on the following investment types that may be available within the capital structure of portfolio companies:
•Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes first lien senior secured loans, second lien senior secured loans, senior secured bonds, and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. The first lien senior secured loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and/or mezzanine debt ("Junior Debt"). Unitranche loans will expose us to the risks associated with first lien loans and Junior Debt. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.
•Subordinated Debt. Subordinated debt investments are subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security with the principal due at maturity.
•Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or inconstant dividends and realized gains on dispositions of such investments.

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
We acquire our portfolio investments through the following investment access channels:
•Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of September 30, 2020 and December 31, 2019 and (ii) for the nine months ended September 30, 2020 and September 30, 2019:

	As of
	September 30, 2020	December 31, 2019
Total assets	$349,802	$384,100
Adjusted total assets (total assets net of payable for investments purchased)	$349,073	$384,100
Investments in portfolio companies, at fair value	$329,201	$372,193
Borrowings	$151,000	$172,000
Net assets	$196,382	$211,197
Net asset value per Common Share	$7.27	$7.78
Leverage ratio (borrowings/adjusted total assets)	43.3%	44.8%

	For the Nine Months Ended September 30,
	2020	2019
Average net assets	$196,433	$233,075
Average borrowings	$158,861	$157,802
Cost of investments purchased	$60,476	$59,264
Sales of investments	$18,782	$35,509
Principal payments	$72,676	$16,963
Net investment income	$10,920	$13,568
Net realized gains (losses)	$658	$(5,893)
Net change in unrealized appreciation (depreciation)	$(14,335)	$221
Net increase (decrease) in net assets resulting from operations	$(2,757)	$7,896
Total distributions to shareholders	$11,127	$13,747
Net investment income per Common Share - basic and diluted	$0.40	$0.47
Earnings (loss) per Common Share - basic and diluted	$(0.10)	$0.27
Distributions per Common Share	$0.41	$0.47
Portfolio and Investment Activity for the Three and Nine Months ended September 30, 2020
The following table presents our new investment commitments for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$2,051	82.7%	$28,335	59.2%
Syndicated transactions	430	17.3%	19,488	40.8%
Total investment commitments entered during the period	$2,481	100.0%	$47,823	100.0%
The following table presents our portfolio company activity for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Portfolio companies at beginning of period	89	86
Number of added portfolio companies	2	9
Number of exited portfolio companies	(2)	(6)
Portfolio companies at period end	89	89

Number of debt investments at period end	142	142
Number of equity/other investments at period end	8	8

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout the nine months ended September 30, 2020:

	Balance as of January 1, 2020	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of September 30, 2020
Senior secured loans - first lien	$268,678	$57,880	$(39,601)	$(7,293)	$279,664
Senior secured loans - second lien	56,651	2,166	(22,440)	(3,419)	32,958
Senior secured bonds	12,223	430	(6,613)	(217)	5,823
Senior unsecured debt	21,537	—	(19,429)	(35)	2,073
Total senior debt	$359,089	$60,476	$(88,083)	$(10,964)	$320,518
Equity and other	13,104	—	(3,375)	(1,046)	8,683
Total	$372,193	$60,476	$(91,458)	$(12,010)	$329,201
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.
The following table presents selected information regarding our investment portfolio as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020		December 31, 2019
Weighted average portfolio company EBITDA (1)	$86,056		$100,514
Median portfolio company EBITDA (1)	$52,855		$71,592
Weighted average purchase price of debt investments (2)	96.3%		96.7%
Weighted average duration of debt investments (3)	1.5	years	0.3	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.7%		1.0%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.4%		0.5%
Number of debt investments on non-accrual status	2		1

Floating interest rate debt investments:
Percent of debt portfolio (4)	97.5%		94.8%
Percent of floating rate debt investments with interest rate floors (4)	73.5%		74.3%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	591	bps	637	bps
3-month LIBOR	23	bps	191	bps

Fixed interest rate debt investments:
Percent of debt portfolio (4)	2.5%		5.2%
Weighted average coupon rate	7.7%		8.7%
Weighted average years to maturity	3.2	years	3.8	years

Weighted average effective yields
Senior secured loans - first lien (5)	7.5%		8.3%
Senior secured loans - second lien (5)	8.7%		10.5%
Senior secured bonds (5)	6.3%		10.4%
Senior unsecured debt (5)	11.1%		12.0%
Total debt investments (5)	7.6%		8.9%
Total investments (6)	7.6%		8.9%
_______________

(1)Based on trailing twelve months EBITDA as most recently reported by portfolio companies, but not as of September 30, 2020 or December 31, 2019. Weighted average portfolio company EBITDA is calculated using weights based on fair value. The inputs and computations of EBITDA are not consistent across all portfolio companies. EBITDA is a non-GAAP financial measure. For a particular portfolio company, EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. EBITDA amounts are estimated from the most recent portfolio company's financial statements, have not been independently verified by the Master Fund or its Advisor, may reflect a normalized or adjusted amount, typically exclude expenses deemed unusual or non-recurring and typically include add backs for items deemed appropriate to present normalized earnings. Accordingly, neither the Master Fund nor its Advisor makes any representation or warranty in respect of this information.
(2)Percent is calculated as a percentage of the par value of debt investments.
(3)Duration is a measure of a debt investment's price sensitivity to 100 basis points ("bps") change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.
(4)Percent is calculated as a percentage of the fair value of total debt investments.
(5)Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.
(6)The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.15% for the 1 Month LIBOR to 0.26% for the 6 Month LIBOR on September 30, 2020. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2020	$—	—%	$2,892	0.8%
2021	23,120	6.5	20,454	5.3
2022	31,404	8.8	31,823	8.3
2023	65,810	18.5	118,222	31.0
2024	96,121	27.0	99,195	26.0
2025	92,452	26.0	66,614	17.4
2026	47,091	13.2	42,707	11.2
Total	$355,998	100.0%	$381,907	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of September 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act, as well as, all financial covenants within its credit facilities as of September 30, 2020. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
The reduction in our net asset value as of September 30, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation across the fair value of our investments due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.
Results of Operations
Operating results for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total investment income	$6,696	$9,162	$22,005	$27,199
Total expenses	3,390	4,595	11,085	13,631
Net investment income	3,306	4,567	10,920	13,568
Net realized gains (losses)	81	952	658	(5,893)
Net change in unrealized appreciation (depreciation)	6,299	(5,926)	(14,335)	221
Net increase (decrease) in net assets resulting from operations	$9,686	$(407)	$(2,757)	$7,896

Investment Income
Interest and dividend income consisted of the following components for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income on debt securities:
Cash interest	$5,732	$8,398	$19,136	$24,834
PIK interest	395	66	930	154
Net accretion/amortization of discounts/premiums	305	446	987	1,153
Total interest on debt securities	6,432	8,910	21,053	26,141
PIK dividend	214	244	670	783
Total interest and dividend income	$6,646	$9,154	$21,723	$26,924
Average Investments at cost	$357,399	$383,741	$358,407	$389,634
Average Income Generating Investments at cost (1)	$345,384	$373,651	$343,637	$380,972
Income return (2)	1.9%	2.4%	6.3%	7.1%
_________________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments and decrease in the yield on our portfolio of investments. As of September 30, 2020 and September 30, 2019, yield on debt investments at cost was 7.6% and 9.2%, respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Capital structuring fees	$—	$—	$—	$136
Administrative agency fees	10	8	26	24
Amendment fees and other	40	—	256	115
Total fee income	$50	$8	$282	$275

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed operating expenses:
Related party reimbursements (1)	$151	$203	$499	$623
Trustees fees	88	92	262	252
Professional services fees (2)	218	214	651	703
Other expenses	67	58	200	183
Total fixed operating expenses	524	567	1,612	1,761

Variable operating expenses:
Interest expense (3)	1,255	2,196	4,559	6,465
Administrative services (4)	39	50	132	151
Management fee	1,549	1,759	4,710	5,171
Custody services	23	23	72	72
Total variable operating expenses	2,866	4,028	9,473	11,859

Performance-dependent expenses:
Performance-based incentive fee	—	—	—	11
Total performance-dependent expenses	—	—	—	11

Total expenses	$3,390	$4,595	$11,085	$13,631
_________________
(1)Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the three and nine months ended September 30, 2020 and September 30, 2019 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to decrease in interest rates.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates. For the three months ended September 30, 2020 and September 30, 2019, total borrowing costs were 3.16% and 5.13%, respectively. For the three months ended September 30, 2020 and September 30, 2019, average borrowings for the period were $155,663 and $167,543, respectively.
The decrease in total expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates. For the nine months ended September 30, 2020 and September 30, 2019, total borrowing costs were 3.77% and 5.41%, respectively. For the nine months ended September 30, 2020 and September 30, 2019, average borrowings for the period were $158,861 and $157,802, respectively.

Net Realized Gains (Losses)
For the three months ended September 30, 2020, we had dispositions and principal repayments of $9.7 million, resulting in net realized gains of $0.5 million. For the nine months ended September 30, 2020, we had dispositions and principal repayments of $91.5 million, resulting in net realized losses of $(0.2) million. For the three and nine months ended September 30, 2020, we had realized gains (losses) from our foreign currency forward contracts of $(0.4) million and $0.7 million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three months ended September 30, 2019, we had dispositions and principal repayments of $15.1 million, resulting in net realized gains of $0.2 million. For the nine months ended September 30, 2019, we had dispositions and principal repayments of $52.5 million, resulting in net realized losses of $(6.6) million, which primarily pertains to the realization of previously recorded unrealized depreciation of $(6.6) million from a restructuring of one of our portfolio companies. For the three and nine months ended September 30, 2019, we had realized gains from our foreign currency forward contracts of $0.8 million and $0.6 million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three and nine months ended September 30, 2020 and September 30, 2019, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investments	$454	$205	$(181)	$(6,600)
Foreign currency forward contracts	(383)	752	668	626
Foreign currency transactions	10	(5)	171	81
Net realized gains (losses)	$81	$952	$658	$(5,893)
Changes in Unrealized Appreciation (Depreciation)
For the three and nine months ended September 30, 2020 and September 30, 2019, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investments (1)	$6,901	$(6,070)	$(14,227)	$(285)
Foreign currency forward contracts	(605)	144	(110)	523
Foreign currency transactions	3	—	2	(17)
Net change in unrealized appreciation (depreciation)	$6,299	$(5,926)	$(14,335)	$221
(1)The increase in net unrealized appreciation for the three months ended September 30, 2020 was primarily due to partial market recovery from the negative economic impact and the increased uncertainty caused by COVID-19 from the prior quarter.

For the three and nine months ended September 30, 2020 and September 30, 2019, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized appreciation on all investments (1)	$9,763	$1,043	$34,094	$14,744
Unrealized depreciation on all investments (1)	(2,862)	(7,113)	(48,321)	(15,029)
Total net change in unrealized appreciation (depreciation) on all investments	$6,901	$(6,070)	$(14,227)	$(285)

Unrealized appreciation on Level 3 investments only (1)	$3,681	$369	$13,121	$7,097
Unrealized depreciation on Level 3 investments only (1)	(2,214)	(4,410)	(28,356)	(7,785)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$1,467	$(4,041)	$(15,235)	$(688)
__________________
(1)Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 16.44% increase in the value of their investment, or an annualized return of 2.66%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the nine months ended September 30, 2020 and September 30, 2019, and the period from commencement to September 30, 2020. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Nine Months Ended September 30,		Since Commencement
Company	Date Operations Commenced (2)	2020	2019	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(1.03)%	3.38%	16.44%	2.66%
___________________
(1)Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our Common Shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.
(2)Commencement of operations represents the date that we sold our initial Common Shares.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2020, we had twenty two unfunded commitments totaling $10.9 million as compared to nineteen unfunded commitments totaling $8.1 million as of December 31, 2019. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Cash	$8,099	$1,454
Restricted cash (1)	8,634	7,512
Unused borrowing capacity	24,000	3,000
Principal receivable	1,215	—
Unfunded investment commitments	(10,853)	(8,129)
Payable for investments purchased	(729)	—
Other net working capital (2)	131	703
Total operational liquidity	$30,497	$4,540
__________________
(1)Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. Hamilton may be restricted in the distribution of cash to the Master Fund, as governed by the terms of the Hamilton Credit Facility (see Note 7. Borrowings).
(2)Other net working capital is the sum of collateral deposits/payable for foreign currency forward contracts, interest and dividend income receivable and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.
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

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	September 30, 2020
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$151,000	$—	$151,000	$—	$—
Interest on borrowings (1) (2)	9,445	4,204	5,241	—	—
Unused commitment fee (1)	303	243	60	—	—
Total - Financings	$160,748	$4,447	$156,301	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$128,829	$—	$128,829	$—	$—
GCIF 2019 (3)	39,598	—	—	—	39,598
Total Liquidation of Feeder Funds' Investments	$168,427	$—	$128,829	$—	$39,598
______________
(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of September 30, 2020 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after September 30, 2020 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.
(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of September 30, 2020. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2021 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.
As of September 30, 2020, GCIF 2016T owned 65.6% of our outstanding Common Shares and GCIF 2019 owned 20.2% of our outstanding Common Shares. The two initial investors accounted for the remaining 14.2% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Investments classified as Level 3 fair value	$230,718	$260,073
Total investments at fair value	$329,201	$372,193
Total assets	$349,802	$384,100
Percentage of investment portfolio classified as Level 3 fair value	70.1%	69.9%
Percentage of total assets classified as Level 3 fair value	66.0%	67.7%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2020 and December 31, 2019 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Fair Value of Level 3 Investments at Period End	$230,718	$256,430
Fair Value Assuming a 5% Increase in Value	242,254	269,252

Increase in unrealized appreciation	11,536	12,822
(Increase) in management fees (1)	(152)	(167)
(Increase) in performance based incentive fee (2)	(2,307)	(2,564)
Increase in net assets resulting from operations	$9,077	$10,091

Weighted average Common Shares outstanding (basic and diluted)	27,224,991	28,997,077
Common Shares outstanding at the end of the period	27,014,903	28,613,345

Increase in earnings per Common Share	$0.33	$0.35
Increase in net asset value per Common Share	$0.34	$0.35
_______________
(1)Increases in management fees for the periods ended September 30, 2020 and September 30, 2019 represent only nine months' worth of the change to the Master Fund's management fees.
(2)Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.

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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $175.0 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of September 30, 2020 and December 31, 2019, we had borrowed $151.0 million and $172.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 97.5% of our debt investments (95.0% of our total investments), or $312.6 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of September 30, 2020.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(417)	$(755)	$338	$0.01
+50 bps	425	755	(330)	(0.01)
+100 bps	1,337	1,510	(173)	(0.01)
+150 bps	2,984	2,265	719	0.03
+200 bps	4,675	3,020	1,655	0.06
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of November 10, 2020, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
As of September 30, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
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

The following table provides information concerning our repurchases of Common Shares for the quarter ended September 30, 2020:

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2020		—	—	—	—
August 1 to August 31, 2020		—	—	—	—
September 1 to September 30, 2020	(1)	227,625	7.24	227,625	—
Total		227,625		227,625	—
___________________
(1)The maximum number of shares available for repurchase on September 14, 2020 was 227,625 shares.
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

Guggenheim Credit Income Fund

Date:	November 16, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2020	By:	/s/ Cielo M. Ordonez
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