Form 10-K
period 2020-12-31
GUGGENHEIM CREDIT INCOME FUND
filed 2021-03-17
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant has no active market for its common shares. As of June 30, 2020, non-affiliates held 1,100,285 of the outstanding common shares with an aggregate market value of $7.8 million based on a net asset value of $7.04 per common share.
The registrant had 26,272,619 common shares outstanding as of March 10, 2021.
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
Guggenheim Investments represents the investment management businesses of Guggenheim Partners, LLC ("Guggenheim Partners") and includes Guggenheim, an SEC-registered investment adviser. Guggenheim Partners is a privately-held, global financial services firm with over 2,400 employees and more than $310 billion in assets under management* as of December 31, 2020. It produces customized solutions for its clients, which include institutions, governments and agencies, corporations, insurance companies, investment advisors, family offices and individual investors.
Guggenheim Investments manages $246+ billion** in assets across fixed income, equity and alternatives as of December 31, 2020. Its 300+ investment professionals perform research to understand market trends and identify undervalued opportunities in areas that are often complex and underfollowed. This approach to investment management has enabled Guggenheim to deliver long-term results to its clients.
Within Guggenheim Investments is the Guggenheim Corporate Credit Team, which is responsible for all corporate credit strategies and asset management of $110 billion. A unified credit platform is utilized for all strategies and is organized by industry as opposed to asset class, which increases its ability to uncover relative value opportunities and to identify and source opportunities. The scale of the platform, combined with the expertise across a wide range of industries and in-house legal resources, allows Guggenheim to be a solution provider to the market and maintain an active pipeline of investment opportunities.
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
•arranging for our corporate debt financing, subject to oversight and approval of the Board of Trustees; and
•    providing us with such other investment advisory, research and related services as we may reasonably require for the investment of our capital.
These investment advisory activities are carried out by Guggenheim's investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Each investment that we make requires the approval of Guggenheim's investment committee. Certain affiliated co-investment transactions may require the additional approval of our Independent Trustees Committee.

* Assets under management are as of December 31, 2020 and include consulting services for clients whose assets are valued at approximately $70.0 billion**

** Assets under management as of December 31, 2020 include leverage of $14 billion. Guggenheim Investments represents the following affiliated investment management businesses of Guggenheim Partners, LLC: Guggenheim Partners Investment Management, LLC, Security Investors, LLC, Guggenheim Funds Distributors, LLC, Guggenheim Funds Investment Advisors, LLC, Guggenheim Corporate Funding, LLC, Guggenheim Partners Europe Limited, GS GAMMA Advisors, LLC, and Guggenheim Partners India Management.
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
Summary of Risk Factors
Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:
•Our ability to achieve our investment objectives depends on the Advisor's ability to manage and support our investment process.
•Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•The amount of any distributions we may make is uncertain. We may not be able to pay distributions or be able to sustain distributions at any particular level, and our distributions per share may not grow over time or may decline. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
•Our distributions may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares, and reduce the amount of funds we have for investment in portfolio companies.
•A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•We are exposed to risks resulting from the current low interest rate environment.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•We are a non-diversified investment company within the meaning of the 1940 Act and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
•Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.
•Our investments in portfolio companies may be risky and we could lose all or part of our investment.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.
•We will be exposed to risks associated with changes in interest rates.
•To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
•Defaults by our portfolio companies will harm our operating results.
•The lack of liquidity in our investments may adversely affect our business.
•We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
•To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders and result in losses.
•The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.
•The Advisor will experience conflicts of interest in connection with the management of our business affairs.
•The Advisor has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.
•Our Advisor will face restrictions on its use of inside information about existing or potential investments that it acquires through its relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.
•We may be obligated to pay our Advisor incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our incentive fee may induce our Advisor to make speculative investments.
•Our ability to enter into transactions with our affiliates will be restricted.
•We may make investments that could give rise to a conflict of interest.
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
•Investing in our Shares involves a high degree of risk.
•We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result you will have limited opportunities to sell your Shares.
•Our Shares are not listed on a securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent our shareholders are able to sell their Shares under the share repurchase program, our shareholders may not be able to recover the amount of their investment in our Shares.
•We may be unable to invest a significant portion of our investment capital on acceptable terms in an acceptable timeframe.
•The liquidation of Feeder Funds could cause us to sell assets at a time when it is not advantageous to do so and could reduce our ability to take advantage of future investment opportunities.
•The net asset value of our Shares may fluctuate significantly.
•We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
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
Our business is dependent on our third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, Guggenheim and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on either one-month LIBOR or three-month LIBOR (the base interest rate) and typically, every month or every three months, the base interest rates are reset to then prevailing one-month LIBOR or three-month LIBOR, respectively. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements backed by Treasury securities. A transition from LIBOR to an alternative reference rate is complex and could have a range of adverse impacts on our investment program, financial condition and operating results. Among other negative consequences, this transition could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loan and/or derivatives in which we may invest;
•Require extensive negotiations of and/or amendments to agreements and other documentation governing LIBOR-linked investment products;
•Lead to disputes, litigation or other actions with counterparties or portfolio companies regarding the interpretation and enforceability of "fall back" provisions that provide for an alternative reference rate in the event of LIBOR's unavailability; and/or
•Cause us to incur additional costs in connection with the above.
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
We and our portfolio companies are subject to regulation at the local, state and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Most recently, the current federal administration has called for significant changes in U.S. trade, healthcare, individual and corporate taxation, immigration, foreign and government regulatory policies. In this regard, there is significant uncertainty with respect to legislation, regulation and government policies at the federal level, as well as at the state and local government levels. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of Guggenheim. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisor. The following are risks associated with our investments:

•Senior Secured Loans, Senior Unsecured Loans and Second Lien Loans. Senior loans hold the most senior position in the capital structure of a business entity, and are typically secured with specific collateral. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.
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
•Subordinated Debt. Our subordinated, or mezzanine, debt investments will rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including payment-in-kind ("PIK") interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount ("OID"). Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.
•Structured Products. We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs, structured notes, and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies ("EPCs"). Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.
•Equity Investments. We expect to make selected equity investments in the common or preferred stock of a company. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

•Investments in Private Investment Funds. We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.
•Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Master Fund, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.
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
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies will be deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments may subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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
Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:
•OID instruments may have unreliable valuations because the accretion of OID as interest income requires judgments about its collectability.
•OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.
•The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of subordinated incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.
•In the case of PIK “toggle” debt (debt for which the issuer may defer an interest payment by agreeing to pay an increased coupon in the future, provided that all deferred payments must be made by the instrument’s maturity), the PIK interest election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.
•The required recognition of OID and PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as such amount represent non-cash income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC.

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
We intend to invest primarily in privately-held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies, including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and
•generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Advisor's management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
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
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by Guggenheim's allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:
•$291.9 million in income earning total assets at the beginning of 2021;

•$130.0 million in senior securities outstanding at the beginning of 2021;
•$198.7 million in net assets attributable to Master Fund shareholders; and
•a current effective interest rate of 2.73% for 2021 (the stated interest rate is 3 month LIBOR+2.50%).
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

						Breakeven
Assumed return on our portfolio (net of expenses)	(10.00)%	(5.00)%	—%	5.00%	10.00%	1.22%
Corresponding return to shareholders	(16.48)%	(9.13)%	(1.79)%	5.56%	12.91%	—%
The illustrative results in the table above indicate that an assumed (5.00)% annual return on our earning assets in 2021 would hypothetically result in a (9.13)% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2021 would hypothetically result in a 5.56% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 1.22% in 2021 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2021.
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
The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•distributions that exceed our net investment income and net income as reported according to GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income, or any increase in losses from levels expected by investors;
•departure of our Advisor or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.

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
Item 3. Legal Proceedings.
As of March 10, 2021, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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
Holders
In December 2014, CCA and an affiliate of Guggenheim each invested, or caused to be invested, $25.0 million in shares of the Master Fund (the "Seed Capital Investments"). The Shares issued by us to the providers of our Seed Capital Investments and the Shares issued by us in a series of Private Offerings possess identical characteristics, rights, priorities and preferences. No Shares have been authorized for issuance under any equity compensation plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. As of March 10, 2021, we had four record holders of our Shares consisting of the two initial shareholders that provided Seed Capital Investments and two Feeder Funds.
Unregistered Sale of Equity Securities
During the year ended December 31, 2020, we sold 1,070,451 Shares to one of the Feeder Funds and received $8.0 million in equity capital. Our Shares were sold at an average price of $7.52 per Share based on the then current net asset value. The proceeds from the sale of Shares were primarily deployed to acquire investments in portfolio companies.
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
The following table provides information concerning our repurchases of Common Shares for the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2020	—	—	—	—
November 1 to November 30, 2020	—	—	—	—
December 1 to December 31, 2020 (1)	742,285	7.55	742,285	—
Total	742,285		742,285	—
___________________
(1)The maximum number of shares available for repurchase on December 14, 2020 was 201,987 shares.
Distributions
Distributions to our shareholders are governed by our declaration of trust and the timing and amount of our periodic distributions are determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution.

For the year ended December 31, 2020, we declared distributions totaling $0.49 per Common Share. See Note 10. Distributions for the history of distributions declared for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2020, all of the distributions that we paid to our shareholders were estimated to be covered by taxable income (ordinary income and realized capital gains) for federal income tax purposes (i.e. none of the paid distributions were determined to be a return of capital). See Note 11. Taxable/Distributable Income.
Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report:

(in thousands, except per share amounts)	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations data:
Total investment income	$27,957	$36,107	$34,759	$30,909	$12,408
Operating expenses
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	14,397	18,041	16,202	17,989	9,830
Investment fee waiver	—	—	—	(20)	—
Reimbursement of advisor transition costs	—	—	—	(798)	—
Total expenses	14,397	18,041	16,202	17,171	9,830
Net investment income	13,560	18,066	18,557	13,738	2,578
Net realized and unrealized gains (losses)	(6,116)	(9,766)	(6,597)	3,970	8,330
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960	$17,708	$10,908
Per share data:
Net Asset Value per Common Share	$7.56	$7.78	$8.09	$8.52	$8.47
Net investment income per Common Share outstanding - basic and diluted	$0.50	$0.63	$0.64	$0.50	$0.21
Earnings per Common Share - basic and diluted	$0.27	$0.29	$0.41	$0.64	$0.88
Distributions per Common Share	$0.49	$0.60	$0.84	$0.59	$0.24
Other data:
Total investment return (1)	4.12%	3.55%	4.87%	7.80%	9.14%
Number of portfolio companies at year end	75	86	79	70	55
Purchases of investments	$61,683	$78,035	$193,429	$238,763	$267,620
Investment sales and paydown activity for the year	$139,621	$73,391	$185,325	$148,602	$79,817
Consolidated Statements of Assets and Liabilities data:
Total assets	$329,927	$384,100	$394,848	$400,687	$305,432
Credit facility payable, net of financing costs	$129,243	$170,862	$148,482	$148,988	$124,505
Net assets	$198,725	$211,197	$236,232	$248,481	$178,066

_______________________
(1)Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of December 31, 2020 and December 31, 2019 and (ii) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	As of
	December 31, 2020	December 31, 2019
Total assets	$329,927	$384,100
Adjusted total assets (total assets net of payable for investments purchased)	$329,927	$384,100
Investments in portfolio companies, at fair value	$291,949	$372,193
Borrowings	$130,000	$172,000
Net assets	$198,725	$211,197
Net asset value per Common Share	$7.56	$7.78
Leverage ratio (borrowings/adjusted total assets)	39.4%	44.8%

	For the Years Ended December 31,
	2020	2019	2018
Average net assets	$197,248	$229,144	$247,249
Average borrowings	$155,907	$160,312	$150,000
Cost of investments purchased	$61,683	$78,035	$193,429
Sales of investments	$23,614	$37,828	$48,526
Principal payments	$116,007	$35,563	$136,799
Net investment income	$13,560	$18,066	$18,557
Net realized gains (losses)	$(2,455)	$(7,108)	$7,145
Net change in unrealized depreciation	$(3,661)	$(2,658)	$(13,742)
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960
Total distributions to shareholders	$13,381	$17,246	$24,572
Net investment income per Common Share - basic and diluted	$0.50	$0.63	$0.64
Earnings per Common Share - basic and diluted	$0.27	$0.29	$0.41
Distributions per Common Share	$0.49	$0.60	$0.84
Portfolio and Investment Activity for the Years ended December 31, 2020 and December 31, 2019
The following table presents our new investment commitments for the years ended December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,
	2020		2019
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$28,359	59.3%	$62,082	68.5%
Syndicated transactions	19,488	40.7%	28,561	31.5%
Total investment commitments entered during the year	$47,847	100.0%	$90,643	100.0%
The following table presents our portfolio company activity for the years ended December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,
	2020	2019
Portfolio companies at beginning of year	86	79
Number of added portfolio companies	7	21
Number of exited portfolio companies	(18)	(14)
Portfolio companies at year end	75	86

Number of debt investments at year end	125	132
Number of equity/other investments at year end	6	9

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout the year ended December 31, 2020:

	Balance as of January 1, 2020	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of December 31, 2020
Senior secured loans - first lien	$268,678	$59,058	$(76,700)	$846	$251,882
Senior secured loans - second lien	56,651	2,195	(25,844)	(3,320)	29,682
Senior secured bonds	12,223	430	(8,082)	260	4,831
Senior unsecured debt	21,537	—	(19,430)	1,242	3,349
Total senior debt	$359,089	$61,683	$(130,056)	$(972)	$289,744
Equity and other	13,104	—	(9,565)	(1,334)	2,205
Total	$372,193	$61,683	$(139,621)	$(2,306)	$291,949
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.
The following table presents selected information regarding our investment portfolio as of December 31, 2020 and December 31, 2019:

	As of
	December 31, 2020		December 31, 2019
Weighted average purchase price of debt investments (1)	95.9%		96.7%
Weighted average duration of debt investments (2)	1.4	years	0.3	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	5.2%		1.0%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	3.4%		0.5%
Number of debt investments on non-accrual status	3		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	97.2%		94.8%
Percent of floating rate debt investments with interest rate floors (3)	70.2%		74.3%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	588	bps	637	bps
3-month LIBOR	24	bps	191	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	2.8%		5.2%
Weighted average coupon rate	7.7%		8.7%
Weighted average years to maturity	2.9	years	3.8	years

Weighted average effective yields
Senior secured loans - first lien (4)	7.7%		8.3%
Senior secured loans - second lien (4)	8.5%		10.5%
Senior secured bonds (4)	4.6%		10.4%
Senior unsecured debt (4)	11.1%		12.0%
Total debt investments (4)	7.8%		8.9%
Total investments (5)	7.7%		8.9%

_______________
(1)Percent is calculated as a percentage of the par value of debt investments.
(2)Duration is a measure of a debt investment's price sensitivity to 100 basis points ("bps") change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.
(3)Percent is calculated as a percentage of the fair value of total debt investments.
(4)Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.
(5)The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.14% for the 1 Month LIBOR to 0.26% for the 6 Month LIBOR on December 31, 2020. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2020	$—	—%	$2,892	0.8%
2021	14,678	4.7	20,454	5.3
2022	27,704	8.8	31,823	8.3
2023	51,672	16.5	118,222	31.0
2024	86,959	27.8	99,195	26.0
2025	91,209	29.1	66,614	17.4
2026	40,937	13.1	42,707	11.2
Total	$313,159	100.0%	$381,907	100.0%
Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged and spread rapidly across the world, including to the U.S..

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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of December 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act, as well as, all financial covenants within its credit facilities as of December 31, 2020. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
The increase in accumulated unrealized depreciation as of December 31, 2020 as compared to accumulated unrealized depreciation as of December 31, 2019 is the result of significant unrealized depreciation across the fair value of our investments due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.
Results of Operations
Operating results for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Total investment income	$27,957	$36,107	$34,759
Total expenses	14,397	18,041	16,202
Net investment income	13,560	18,066	18,557
Net realized gains (losses)	(2,455)	(7,108)	7,145
Net change in unrealized depreciation	(3,661)	(2,658)	(13,742)
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960

Investment Income
Interest and dividend income consisted of the following components for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,			Variances
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Interest income on debt securities:
Cash interest	$24,349	$32,835	$31,910	$(8,486)	$925
PIK interest	1,275	193	31	1,082	162
Net accretion/amortization of discounts/premiums	1,258	1,624	1,425	(366)	199
Total interest on debt securities	26,882	34,652	33,366	(7,770)	1,286
PIK dividend	742	1,059	856	(317)	203
Total interest and dividend income	$27,624	$35,711	$34,222	$(8,087)	$1,489
Average Investments at cost	$346,021	$388,958	$379,274	$(42,937)	$9,684
Average Income Generating Investments at cost (1)	$329,547	$378,691	$375,520	$(49,144)	$3,171
Income return (2)	8.4%	9.4%	9.1%
_________________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments and decrease in the yield on our portfolio of investments. As of December 31, 2020, December 31, 2019 and December 31, 2018, yield on debt investments at cost was 7.8%, 8.9% and 9.4%, respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,			Variances
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Capital structuring fees	$—	$240	$128	$(240)	$112
Administrative agency fees	298	31	36	267	(5)
Amendment fees and other	35	125	301	(90)	(176)
Commitment fees/other	—	—	72	—	(72)
Total fee income	$333	$396	$537	$(63)	$(141)
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,			Variances
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Fixed operating expenses:
Related party reimbursements (1)	$644	$818	$645	$(174)	$173
Trustees fees	311	310	383	1	(73)
Professional services fees (2)	925	917	893	8	24
Other expenses	250	251	232	(1)	19
Total fixed operating expenses	2,130	2,296	2,153	(166)	143

Variable operating expenses:
Interest expense (3)	5,749	8,552	7,885	(2,803)	667
Administrative services (4)	177	198	209	(21)	(11)
Management fee	6,247	6,889	7,195	(642)	(306)
Custody services	94	95	106	(1)	(11)
Total variable operating expenses	12,267	15,734	15,395	(3,467)	339

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver) (5)	—	11	(1,346)	(11)	1,357
Total performance-dependent expenses	—	11	(1,346)	(11)	1,357

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$14,397	$18,041	$16,202	$(3,644)	$1,839
_________________
(1)Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to decrease in interest rates and average borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
(5)The negative balance in this account pertains to the reversal of previously recognized incentive fee due to a decrease in cumulative gains and losses from inception through the reporting period.
The decrease in total expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. The increase in total expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the increase in interest expense associated with the Hamilton Credit Facility resulting from an increase in average borrowings, offset by a decrease in management fee due to decrease in average total assets. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, total borrowing costs were 3.63%, 5.26% and 5.19%, respectively. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, average borrowings for the period were $155,907, $160,312 and $150,000, respectively.

Net Realized Gains (Losses)
For the year ended December 31, 2020, we had dispositions and principal repayments of $139.6 million, resulting in net realized losses of $(2.4) million. For the year ended December 31, 2020, we had realized losses from our foreign currency forward contracts of $(0.3) million primarily due the movement of the U.S. dollar against the British pound.
For the year ended December 31, 2019, we had dispositions and principal repayments of $73.4 million, resulting in net realized losses of $(6.3) million, which primarily pertains to the realization of previously recorded unrealized depreciation of $(6.6) million from a restructuring of one of our portfolio companies. For the year ended December 31, 2019, we had realized losses from our foreign currency forward contracts of $(0.9) million primarily due the movement of the U.S. dollar against the British pound. For the year ended December 31, 2018, we had dispositions and principal repayments of $185.3 million, resulting in net realized gains of $4.8 million, derived mainly from principal repayments on investments that featured call protection provisions. For the year ended December 31, 2018, we had realized gains from our foreign currency forward contracts of $2.3 million primarily due the appreciation of the U.S. dollar against the British pound.
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the components of total realized gains (losses) were comprised of the following:

	For the Years Ended December 31,
	2020	2019	2018
Investments	$(2,369)	$(6,321)	$4,819
Foreign currency forward contracts	(258)	(873)	2,316
Foreign currency transactions	172	86	10
Net realized gains (losses)	$(2,455)	$(7,108)	$7,145
Changes in Unrealized Depreciation
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the components of total net change in unrealized depreciation were comprised of the following:

	For the Years Ended December 31,
	2020	2019	2018
Investments	$(2,982)	$(2,939)	$(13,574)
Foreign currency forward contracts	(681)	297	(185)
Foreign currency transactions	2	(16)	17
Net change in unrealized depreciation	$(3,661)	$(2,658)	$(13,742)
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Years Ended December 31,
	2020	2019	2018
Unrealized appreciation on all investments (1)	$48,482	$19,373	$3,229
Unrealized depreciation on all investments (1)	(51,464)	(22,312)	(16,803)
Total net change in unrealized depreciation on all investments	$(2,982)	$(2,939)	$(13,574)

Unrealized appreciation on Level 3 investments only (1)	$16,672	$10,226	$6,236
Unrealized depreciation on Level 3 investments only (1)	(30,986)	(13,377)	(9,241)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$(14,314)	$(3,151)	$(3,005)
__________________
(1)Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 22.49% increase in the value of their investment, or an annualized return of 3.41%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, and the period from commencement to December 31, 2020. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Years Ended December 31,			Since Commencement
Company	Date Operations Commenced (2)	2020	2019	2018	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	4.12%	3.55%	4.87%	22.49%	3.41%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2020, we had twenty two unfunded commitments totaling $10.6 million as compared to nineteen unfunded commitments totaling $8.1 million as of December 31, 2019. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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

Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of December 31, 2020 and December 31, 2019:

	As of
	December 31, 2020	December 31, 2019
Cash	$10,058	$1,454
Restricted cash (1)	24,341	7,512
Unused borrowing capacity	21,667	3,000
Principal receivable	939	—
Unfunded investment commitments	(10,616)	(8,129)
Other net working capital (2)	1,250	703
Total operational liquidity	$47,639	$4,540
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	December 31, 2020
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$130,000	$—	$130,000	$—	$—
Interest on borrowings (1) (2)	7,174	3,597	3,577	—	—
Unused commitment fee (1)	218	218	—	—	—
Total - Financings	$137,392	$3,815	$133,577	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$131,536	$—	$131,536	$—	$—
GCIF 2019 (3)	40,020	—	—	—	40,020
Total Liquidation of Feeder Funds' Investments	$171,556	$—	$131,536	$—	$40,020

______________
(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of December 31, 2020 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after December 31, 2020 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.
(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of December 31, 2020. GCIF 2016T and GCIF 2019 have declared that they intend to provide liquidity to their shareholders from a liquidation of their ownership interest of the Master Fund on or before December 31, 2022 and December 31, 2026, respectively, subject to each Feeder Fund's pursuit of other liquidity alternatives and timing adjustments.
As of December 31, 2020, GCIF 2016T owned 66.2% of our outstanding Common Shares and GCIF 2019 owned 20.1% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.7% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on December 31, 2020 and December 31, 2019:

	As of
	December 31, 2020	December 31, 2019
Investments classified as Level 3 fair value	$191,468	$260,073
Total investments at fair value	$291,949	$372,193
Total assets	$329,927	$384,100
Percentage of investment portfolio classified as Level 3 fair value	65.6%	69.9%
Percentage of total assets classified as Level 3 fair value	58.0%	67.7%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2020 and December 31, 2019 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Fair Value of Level 3 Investments at Period End	$191,468	$260,073
Fair Value Assuming a 5% Increase in Value	201,041	273,077

Increase in unrealized appreciation	9,573	13,004
(Increase) in management fees (1)	(168)	(228)
(Increase) in performance based incentive fee (2)	(1,915)	(2,601)
Increase in net assets resulting from operations	$7,490	$10,175

Weighted average Common Shares outstanding (basic and diluted)	27,139,732	28,730,579
Common Shares outstanding at the end of the period	26,272,618	27,157,534

Increase in earnings per Common Share	$0.28	$0.35
Increase in net asset value per Common Share	$0.29	$0.37
_______________
(1)Increases in management fees for the periods ended December 31, 2020 and December 31, 2019 represent only 12 months' worth of the change to the Master Fund's management fees.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $151.7 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of December 31, 2020 and December 31, 2019, we had borrowed $130.0 million and $172.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 97.2% of our debt investments (96.4% of our total investments), or $281.6 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of December 31, 2020.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(408)	$(650)	$242	$0.01
+50 bps	415	650	(235)	(0.01)
+100 bps	1,223	1,300	(77)	—
+150 bps	2,620	1,950	670	0.03
+200 bps	4,053	2,600	1,453	0.06
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

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, brokers or the underlying investees, or by other appropriate auditing procedures where replies from brokers or underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter	At December 31, 2020, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $191.5 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

Auditing the fair value of the Master Fund’s Level 3 investments is complex, as the unobservable inputs and assumptions used by management are highly judgmental and could have a significant effect on the fair value measurements of such investments.
How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating the Master Fund’s valuation techniques, testing the significant unobservable inputs and assumptions used by management in determining the fair value of the Master Fund’s Level 3 investments, and testing the mathematical accuracy of the Master Fund’s valuation calculations.

For a sample of the Master Fund’s Level 3 investments, with the support of our valuation specialists, we independently developed fair value estimates and compared them to the Master Fund’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to agreements or underlying source documents provided to the Master Fund by the borrowers, and available market information from third-party sources, such as market spreads and discount rates, and market multiples.

We reviewed the information considered by management relating to valuation including recent transactions and indicative broker quotes. We searched for and evaluated information that corroborated or contradicted the Master Fund's valuations or significant inputs into valuations. We also evaluated recent transactions and subsequent event transactions and considered whether they corroborated or contradicted the Master Fund’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY
March 16, 2021

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Investments at fair value (amortized cost of $308,540 and $385,802, respectively)	$291,949	$372,193
Cash	10,058	1,454
Restricted cash	24,341	7,512
Collateral deposits for foreign currency forward contracts	520	—
Interest and dividend income receivable	1,882	2,622
Principal receivable	939	—
Receivable from related parties	39	35
Prepaid expenses and other assets	199	284
Total assets	$329,927	$384,100

Liabilities
Credit facility payable, net of financing costs	$129,243	$170,862
Unrealized depreciation on foreign currency forward contracts	768	87
Accrued management fee	508	576
Payable to related parties	145	195
Collateral payable for foreign currency forward contracts	—	320
Accounts payable, accrued expenses and other liabilities	538	863
Total liabilities	131,202	172,903
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$198,725	$211,197

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 26,272,618 and 27,157,534 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$26	$27
Paid-in-capital in excess of par value	223,462	229,996
Accumulated loss, net of distributions	(24,763)	(18,826)
Net assets	$198,725	$211,197
Net asset value per Common Share	$7.56	$7.78
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
Investment Income
Interest income	$25,607	$34,459	$33,335
PIK interest income	1,275	193	31
Dividend income	742	1,059	856
Fee income	333	396	537
Total investment income	27,957	36,107	34,759
Operating Expenses
Interest expense and other financing costs	5,749	8,552	7,885
Management fee	6,247	6,889	7,195
Performance-based incentive fee	—	11	(1,346)
Administrative services	177	198	209
Custody services	94	95	106
Trustees fees	311	310	383
Related party reimbursements	644	818	645
Professional services fees	925	917	893
Other expenses	250	251	232
Total expenses	14,397	18,041	16,202
Net investment income	13,560	18,066	18,557
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(2,369)	(6,321)	4,819
Foreign currency forward contracts	(258)	(873)	2,316
Foreign currency transactions	172	86	10
Net realized gains (losses)	(2,455)	(7,108)	7,145
Net change in unrealized appreciation (depreciation) on:
Investments	(2,982)	(2,939)	(13,574)
Foreign currency forward contracts	(681)	297	(185)
Foreign currency transactions	2	(16)	17
Net change in unrealized depreciation	(3,661)	(2,658)	(13,742)
Net realized and unrealized losses	(6,116)	(9,766)	(6,597)
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.50	$0.63	$0.64
Earnings per Common Share - basic and diluted	$0.27	$0.29	$0.41
Weighted average Common Shares outstanding - basic and diluted	27,139,732	28,730,579	29,163,651
Distribution per Common Share	$0.49	$0.60	$0.84

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2017	29,151,096	$29		$245,721	$2,731	$248,481
Operations:
Net investment income	—	—		—	18,557	18,557
Net realized gains	—	—		—	7,145	7,145
Net change in unrealized depreciation	—	—		—	(13,742)	(13,742)
Net increase in net assets resulting from operations	—	—		—	11,960	11,960
Shareholder distributions:
Distributions from earnings	—	—		—	(24,572)	(24,572)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(24,572)	(24,572)
Capital share transactions:
Issuance of Common Shares	118,906	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(75,000)	—	(1)	(637)	—	(637)
Net increase in net assets resulting from capital share transactions	43,906	—		363	—	363
Reclassification of permanent book-to-tax differences	—	—		(1)	1	—
Net increase (decrease) for the year	43,906	—		362	(12,611)	(12,249)
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	18,066	18,066
Net realized losses	—	—		—	(7,108)	(7,108)
Net change in unrealized depreciation	—	—		—	(2,658)	(2,658)
Net increase in net assets resulting from operations	—	—		—	8,300	8,300
Shareholder distributions:
Distributions from earnings	—	—		—	(17,246)	(17,246)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(17,246)	(17,246)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(2,161,538)	(2)		(17,087)	—	(17,089)
Net decrease in net assets resulting from capital share transactions	(2,037,468)	(2)		(16,087)	—	(16,089)
Net decrease for the year	(2,037,468)	(2)		(16,087)	(8,946)	(25,035)
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	13,560	13,560
Net realized losses	—	—		—	(2,455)	(2,455)
Net change in unrealized depreciation	—	—		—	(3,661)	(3,661)
Net increase in net assets resulting from operations	—	—		—	7,444	7,444
Shareholder distributions:
Distributions from earnings	—	—		—	(13,381)	(13,381)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(13,381)	(13,381)
Capital share transactions:
Issuance of Common Shares	1,070,451	1		8,049	—	8,050
Repurchase of Common Shares	(1,955,367)	(2)		(14,583)	—	(14,585)
Net decrease in net assets resulting from capital share transactions	(884,916)	(1)		(6,534)	—	(6,535)
Net decrease for the year	(884,916)	(1)		(6,534)	(5,937)	(12,472)
Balance at December 31, 2020	26,272,618	$26		$223,462	$(24,763)	$198,725
_____________________
(1)    Amount is less than $1,000.
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(1,787)	(1,071)	(906)
Amortization of premium/accretion of discount, net	(1,258)	(1,624)	(1,425)
Proceeds from sales of investments	23,614	37,828	48,526
Proceeds from paydowns on investments	116,007	35,563	136,799
Net receipt of settlement of derivatives	4,474	3,962	5,600
Net payment of settlement of derivatives	(4,732)	(4,835)	(3,284)
Net realized (gains) losses on derivatives	258	873	(2,316)
Purchases of investments	(61,683)	(78,035)	(193,429)
Net realized (gains) losses on investments	2,369	6,321	(4,819)
Net change in unrealized depreciation on investments	2,982	2,939	13,574
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	681	(297)	185
Amortization of deferred financing costs	381	380	439
(Increase) decrease in operating assets:
Interest and dividend income receivable	740	(104)	(306)
Principal receivable	(939)	7,701	(7,587)
Receivable from related parties	(4)	1	94
Prepaid expenses and other assets	85	(107)	—
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	(4,736)	4,736
Accrued management fee	(68)	(14)	(6)
Accrued performance-based incentive fee	—	—	(1,334)
Payable to related parties	(50)	18	9
Collateral payable for foreign currency forward contracts	(320)	320	—
Accounts payable, accrued expenses and other liabilities	(325)	10	(68)
Net cash provided by operating activities	87,869	13,393	6,442
Financing activities
Issuance of Common Shares	8,050	1,000	1,000
Repurchase of Common Shares	(14,585)	(17,089)	(637)
Credit facility borrowings	4,000	27,000	—
Credit facility repayments	(46,000)	(5,000)	—
Payment of financing costs	—	—	(945)
Distributions paid	(13,381)	(20,640)	(21,178)
Net cash used in financing activities	(61,916)	(14,729)	(21,760)
Net increase (decrease) in restricted and unrestricted cash	25,953	(1,336)	(15,318)
Restricted and unrestricted cash, beginning of year	8,966	10,302	25,620
Restricted and unrestricted cash, end of year	$34,919	$8,966	$10,302
Reconciliation of restricted and unrestricted cash
Cash	10,058	1,454	2,555
Restricted cash	24,341	7,512	7,587
Collateral deposits for foreign currency forward contracts	520	—	160
Total restricted and unrestricted cash	$34,919	$8,966	$10,302
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$5,340	$8,048	$7,418
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 145.8%
Aerospace & Defense
Arcline FM Holdings LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/21/2025	4,331	$4,242	$4,259	2.1%
Arcline FM Holdings LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/21/2025	145	91	101	0.1%
Total Aerospace & Defense							4,333	4,360	2.2%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	11,520	11,311	10,480	5.3%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	8.50%	8/30/2024	2,940	2,695	2,820	1.4%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	4.65%	8/1/2025	1,955	1,942	1,896	1.0%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.15%	11/1/2024	7,336	6,244	7,079	3.5%

Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2023	—	(13)	(12)	—%
Mavis Tire Express Services Corp. (Delayed Draw)		Senior Secured Loans - First Lien	L+3.25%	3.50%	3/20/2025	3,605	3,594	3,550	1.8%
							3,581	3,538	1.8%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,235	1,225	1,231	0.6%
Total Automotive							26,998	27,044	13.6%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.57%	8/16/2024	£2,470	3,107	3,266	1.7%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.55%	8/16/2024	£645	828	828	0.4%
							3,935	4,094	2.1%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	2,050	1.0%
JZ Capital Partners Ltd.	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	6/14/2021	71	71	71	—%
Total Banking, Finance, Insurance & Real Estate							6,006	6,215	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,283	13,668	6.9%
Blue Ribbon LLC		Senior Secured Loans - First Lien	L+4.00%	5.00%	11/15/2021	2,762	2,365	2,618	1.3%
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,133	728	958	0.5%

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	5/3/2024	1,987	1,987	1,570	0.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.00%	5/3/2024	798	798	574	0.3%
							2,785	2,144	1.1%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.50%	10/2/2022	4,938	4,913	4,923	2.5%
US Foods Inc.	(11)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	4.25%	4/24/2025	2,944	2,738	2,914	1.5%
Total Beverage, Food & Tobacco							25,812	27,225	13.8%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,975	1.0%
Total Capital Equipment							2,000	1,975	1.0%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	5,122	5,095	5,097	2.6%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	160	85	88	—%
							5,180	5,185	2.6%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.00%	4.25%	6/26/2026	985	973	974	0.5%
Ilpea Parent, Inc.	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2023	5,299	5,267	5,239	2.6%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/24/2024	217	156	159	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+6.00%	8.00%	7/23/2025	6,921	6,801	6,838	3.4%
							6,957	6,997	3.5%
Total Chemicals, Plastics & Rubber							18,377	18,395	9.2%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/26/2023	5,372	5,329	5,351	2.6%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.25%	6/26/2024	6,000	5,929	5,882	3.0%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.40%	6/24/2022	124	108	108	0.1%
							11,366	11,341	5.7%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	870	864	866	0.4%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	8.65%	6/15/2026	1,588	1,527	1,522	0.8%
							2,391	2,388	1.2%
Total Construction & Building							13,757	13,729	6.9%
Consumer Goods: Non-Durable
Diamond (BC) B.V.	(15)	Senior Secured Loans - First Lien	L+5.00%	6.00%	9/6/2024	3,990	3,891	3,995	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	3,737	3,715	3,699	1.9%
Galls LLC (Delayed Draw B)	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	548	544	542	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.67%	1/31/2024	292	247	251	0.1%
							4,506	4,492	2.3%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.65%	12/19/2025	3,980	3,562	3,852	1.9%
Total Consumer Goods: Non-Durable							11,959	12,339	6.2%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	5.74%	4/29/2026	1,243	1,233	1,193	0.6%
Total Consumer Goods: Durable							1,233	1,193	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/23/2021	4,901	4,809	3,014	1.5%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	3.36%	3/28/2025	1,960	1,856	1,916	1.0%
Pelican Products Inc		Senior Secured Loans - First Lien	L+3.50%	4.50%	5/31/2025	3,968	3,477	3,899	2.0%

Resource Label Group LLC		Senior Secured Loans - First Lien	L+4.50%	5.50%	5/26/2023	3,385	3,370	3,199	1.6%
Resource Label Group LLC		Senior Secured Loans - Second Lien	L+8.50%	9.50%	11/26/2023	3,000	2,976	2,700	1.3%
							6,346	5,899	2.9%
Total Containers, Packaging & Glass							16,488	14,728	7.4%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	2,171	806	0.4%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.00%	9/29/2022	3,000	2,973	1,770	0.9%
Permian Production Partners	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	9.00%	11/23/2025	1,337	608	334	0.1%
Total Energy: Oil & Gas							5,752	2,910	1.4%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,965	7,975	4.0%
Total Healthcare & Pharmaceuticals							7,965	7,975	4.0%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.65%	1/23/2025	2,334	2,332	2,208	1.1%
Golden Nugget	(13)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	11	11	13	—%
Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.00%	12/31/2024	966	946	973	0.5%
Total Hotel, Gaming & Leisure							3,289	3,194	1.6%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	5/17/2024	5,664	5,613	5,664	2.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	—	(37)	(26)	—%
							5,576	5,638	2.8%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	7.25%	11/19/2024	2,375	2,280	2,296	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.00%	5/4/2022	1,870	1,863	1,829	0.9%
McGraw-Hill Global Education Holdings	(14)(15)	Senior Unsecured Debt	N/A	11.75%	4/20/2022	2,118	2,099	2,128	1.1%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,259	1,230	1,221	0.6%
							5,192	5,178	2.6%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.25%	7.50%	6/15/2024	8,030	7,997	7,729	3.9%
Trader Interactive (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	N/A	7.50%	6/15/2023	104	82	83	—%
							8,079	7,812	3.9%
Total Media: Advertising, Printing & Publishing							21,127	20,924	10.5%
Metals & Mining
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	3,567	3,532	3,407	1.7%
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	1,005	995	960	0.5%
Polyvision Corp. (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	138	138	117	0.1%
Polyvision Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2025	409	339	350	0.1%
Total Metals & Mining							5,004	4,834	2.4%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	7.75%	7/31/2025	1,027	956	368	0.2%
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	9,900	9,777	7,268	3.7%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	4,295	4,275	4,091	2.1%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	484	484	461	0.2%
							4,759	4,552	2.3%

Save-a-Lot	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	8.00%	3/12/2024	907	821	908	0.5%
Save-a-Lot	(13)(14)(15)	Senior Secured Loans - Second Lien	L+11.75%	11.75%	10/1/2024	1,102	2,036	969	0.5%
							2,857	1,877	1.0%
Total Retail							18,349	14,065	7.2%
Services: Business

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

24-7 Intouch	CN(10)(11)	Senior Secured Loans - First Lien	L+4.75%	4.90%	8/25/2025	3,910	3,711	3,744	1.9%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.25%	5.09%	6/16/2025	£2,060	2,568	2,579	1.3%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.25%	6.65%	6/16/2025	890	856	807	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(36)	(40)	—%
							3,388	3,346	1.7%

Cast & Crew Payroll		Senior Secured Loans - First Lien	L+3.75%	3.90%	1/16/2026	2,890	2,525	2,829	1.4%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	4.65%	4/3/2025	2,828	2,784	2,707	1.4%

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	4,373	4,288	3,936	2.0%
Hersha Hospitality Management (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/2/2026	—	(32)	(159)	(0.1)%
							4,256	3,777	1.9%

PSI Services LLC	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	104	104	74	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	—	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	425	425	424	0.2%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,837	2,803	2,834	1.4%
							3,332	3,332	1.6%

SLR Consulting	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	4.98%	6/23/2025	1,588	1,559	1,558	0.8%
SLR Consulting (Delayed Draw)	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.50%	5/23/2025	494	512	513	0.3%
							2,071	2,071	1.1%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.25%	7/12/2025	3,950	3,792	3,922	2.0%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.22%	7/10/2026	5,000	4,724	3,563	1.8%
Total Services: Business							30,583	29,291	14.8%
Technology
Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/31/2025	1,789	1,754	1,772	0.9%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	—	(4)	(21)	—%
							1,750	1,751	0.9%

Advicent Solutions	(14)(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	2/28/2022	7,418	7,374	4,537	2.3%
Advicent Solutions	(9)(13)(14)(15)	Senior Secured Loans - First Lien	P+5.25%	8.50%	2/28/2022	14	14	12	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Advicent Solutions	(14)(15)	Senior Secured Loans - First Lien	L+3.50%	4.50%	2/28/2022	1,653	1,645	1,645	0.8%
							9,033	6,194	3.1%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(9)	—%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.00%	4.15%	9/4/2026	860	858	852	0.4%
							845	843	0.4%

Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,850	4,864	2.4%
Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(28)	(27)	—%
							4,822	4,837	2.4%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.31%	6/8/2024	£2,638	3,353	3,572	1.8%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.12%	6/8/2024	£338	426	799	0.4%
							3,779	4,371	2.2%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	4.75%	3/20/2024	2,000	1,946	1,988	1.0%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.74%	4/28/2025	1,931	1,905	1,919	1.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	8.61%	4/27/2026	462	455	458	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.74%	4/28/2025	3,048	3,015	3,029	1.5%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.99%	4/27/2026	4,696	4,642	4,663	2.3%
							10,017	10,069	5.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	637	627	633	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£530	734	721	0.4%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€97	118	118	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£326	424	444	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	2,211	2,178	2,200	1.1%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/25/2024	€289	317	351	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	661	706	803	0.4%
							5,104	5,270	2.7%

Lytx, Inc.	(9)(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	509	489	483	0.2%
Lytx, Inc.	(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	5,859	5,762	5,783	2.9%
							6,251	6,266	3.1%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	944	940	897	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	502	501	477	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	182	182	173	0.1%
							1,623	1,547	0.8%

Onyx CenterSource	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	6,616	6,609	4,623	2.3%
Onyx CenterSource (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	7.25%	12/20/2021	329	321	230	0.1%
							6,930	4,853	2.4%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2023	5,372	5,303	5,307	2.7%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	7.24%	12/12/2023	1,134	1,110	1,120	0.6%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2022	162	136	139	0.1%
							6,549	6,566	3.4%

Wide Orbit, Inc.	(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,689	3,650	3,650	1.8%
Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(33)	—%
							3,650	3,617	1.8%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	5,365	5,286	5,314	2.7%
Total Technology							67,585	63,486	31.9%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.65%	7/23/2025	2,208	2,200	2,155	1.1%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	7.65%	7/23/2026	2,500	2,478	2,275	1.1%
							4,678	4,430	2.2%
Total Telecommunications							4,678	4,430	2.2%
Transportation: Consumer
Delta Airlines	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	5/31/2023	100	97	101	0.1%
Total Transportation: Consumer							97	101	0.1%
Utilities: Electric

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,922	5,880	3.0%
Total Utilities: Electric							5,922	5,880	3.0%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	5.65%	10/31/2025	5,861	5,729	5,451	2.7%
Total Utilities: Oil & Gas							5,729	5,451	2.7%
Total Debt Investments							$303,043	$289,744	145.8%

Equity investments - 1.1%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	$2,459	$1,252	0.6%
Total Beverage, Food & Tobacco							2,459	1,252	0.6%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	591	0.3%
Permian Production Partners	(13)(15)	Equity and Other	N/A	N/A		203,022	—	—	—%
Total Energy: Oil & Gas							2,777	591	0.3%
Retail
Save-a-Lot	(13)(15)	Equity and Other	N/A	N/A		53,097	—	—	—%
Total Retail							—	—	—%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	332	0.2%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							261	362	0.2%
Total Equity Investments							$5,497	$2,205	1.1%

Total Investments - 146.9%							$308,540	$291,949	146.9%

December 31, 2020 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/15/2021	$1,291	€1,063	—	$(8)	—%
JPMorgan Chase Bank	1/15/2021	$25,682	£19,334	—	$(760)	(0.4)%
					$(768)	(0.4)%
_______________________
(1)Security may be an obligation of one or more entities affiliated with the named portfolio company.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2020, LIBO rates ranged between 0.14% for 1-month LIBOR to 0.24% for 3-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2020.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of December 31, 2020, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $25.0 million; the net unrealized depreciation was $19.0 million; the aggregate cost of securities for Federal income tax purposes was $308.5 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2020 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2020, qualifying assets represented 80% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of December 31, 2020.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2020; (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions (Revolver)	P+5.25%	0.75%	P+4.50%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions	L+3.50%	0.75%	L+2.75%	The Portfolio Company may elect PIK up to 0.75%.
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%.
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%.
Four Springs Capital Trust	16.50%	16.50%	—%	The Portfolio Company may elect PIK up to 16.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 6.75%.
Galls LLC (Delayed Draw)	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 6.75%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Kerridge Commercial Systems (GBP Term Loan)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (USD Term Loan)	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (GBP Delayed Draw)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Euro Delayed Draw)	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
McGraw-Hill Global Education Holdings	11.75%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Save-a-Lot	L+8.00%	7.00%	L+1.00%	The Portfolio Company may elect to PIK up to 6.00%.
Save-a-Lot	L+11.75%	10.75%	L+1.00%	The Portfolio Company may elect to PIK up to 10.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of December 31, 2020, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2020, debt investments on non-accrual status represented 5.2% and 3.4% of total investments on an amortized cost basis and fair value basis, respectively.

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
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2019. (see Note 7. Borrowings).
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
As of December 31, 2020, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2020, open U.S. Federal and state income tax years include the tax years ended December 31, 2017 through December 31, 2020. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$259,881	$251,882	86.2%	$279,872	$268,678	72.2%
Senior secured loans - second lien	33,662	29,682	10.2	56,913	56,651	15.2
Senior secured bonds	6,171	4,831	1.7	12,996	12,223	3.3
Senior unsecured debt	3,329	3,349	1.1	22,253	21,537	5.8
Total senior debt	$303,043	$289,744	99.2%	$372,034	$359,089	96.5%
Equity and other	5,497	2,205	0.8	13,768	13,104	3.5
Total investments	$308,540	$291,949	100.0%	$385,802	$372,193	100.0%

Notes to Consolidated Financial Statements
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2020			December 31, 2019
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$67,846	$63,848	21.9%	$81,806	$81,726	22.0%
Services: Business	30,583	29,291	10.0	40,279	40,115	10.8
Beverage, Food & Tobacco	28,271	28,477	9.8	24,104	24,555	6.6
Automotive	26,998	27,044	9.3	24,095	21,938	5.9
Media: Advertising, Printing & Publishing	21,127	20,924	7.2	24,566	24,432	6.6
Chemicals, Plastics & Rubber	18,377	18,395	6.3	20,010	20,072	5.4
Containers, Packaging & Glass	16,488	14,728	5.0	13,259	12,233	3.3
Retail	18,349	14,065	4.8	29,511	22,880	6.1
Construction & Building	13,757	13,729	4.7	14,832	14,818	4.0
Consumer goods: Non-durable	11,959	12,339	4.2	4,548	4,553	1.2
Healthcare & Pharmaceuticals	7,965	7,975	2.7	41,194	41,101	11.0
Banking, Finance, Insurance & Real Estate (1)	6,006	6,215	2.1	11,021	11,191	3.0
Utilities: Electric	5,922	5,880	2.0	8,786	8,508	2.3
Utilities: Oil & Gas	5,729	5,451	1.9	5,784	5,881	1.6
Metals & Mining	5,004	4,834	1.7	—	—	—
Telecommunications	4,678	4,430	1.5	4,697	4,718	1.3
Aerospace & Defense	4,333	4,360	1.5	7,274	6,877	1.8
Energy: Oil & Gas	8,529	3,501	1.2	15,266	11,778	3.2
Hotel, Gaming & Leisure	3,289	3,194	1.1	6,711	6,824	1.8
Capital Equipment	2,000	1,975	0.7	2,000	1,995	0.5
Consumer Goods: Durable	1,233	1,193	0.4	1,281	1,284	0.3
Transportation: Consumer	97	101	—	—	—	—
Transportation: Cargo	—	—	—	4,778	4,714	1.3
Total investments	$308,540	$291,949	100.0%	$385,802	$372,193	100.0%
______________
(1)Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2020 and December 31, 2019.

Geographic Dispersion	December 31, 2020	December 31, 2019
United States of America	84.9%	85.5%
United Kingdom	9.8	9.2
Canada	3.5	2.8
Italy	1.8	1.5
Ireland	—	1.0
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2020 and December 31, 2019:

December 31, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,063	$1,291	$1,299	$(8)
GBP	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,334	25,682	26,442	(760)
Total					$26,973	$27,741	$(768)

December 31, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$772	$779	$(7)
GBP	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,878	24,936	25,016	(80)
Total					$25,708	$25,795	$(87)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

		For the Years Ended December 31,
	Statement Location	2020	2019	2018
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(258)	$(873)	$2,316
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(681)	297	(185)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(939)	$(576)	$2,131

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2020 and December 31, 2019:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2020	JP Morgan Chase Bank, N.A.	$—	$(768)	$520	$(248)
December 31, 2019	JP Morgan Chase Bank, N.A.	$—	$(87)	$(320)	$(407)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2020 and December 31, 2019, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$84,369	$167,513	$251,882
Senior secured loans - second lien	—	10,060	19,622	29,682
Senior secured bonds	—	4,831	—	4,831
Senior unsecured debt	—	1,221	2,128	3,349
Total senior debt	$—	$100,481	$189,263	$289,744
Equity and other	—	—	2,205	2,205
Total investments	$—	$100,481	$191,468	$291,949
Percentage	0.0%	34.4%	65.6%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(768)	$—	$(768)

Notes to Consolidated Financial Statements

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$80,704	$187,974	$268,678
Senior secured loans - second lien	—	14,364	42,287	56,651
Senior secured bonds	—	12,223	—	12,223
Senior unsecured debt	—	4,739	16,798	21,537
Total senior debt	$—	$112,030	$247,059	$359,089
Equity and other	90	—	13,014	13,104
Total investments	$90	$112,030	$260,073	$372,193
Percentage	0.0%	30.1%	69.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(87)	$—	$(87)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2020 and December 31, 2019:

December 31, 2020
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$131,980	Yield analysis	Yield	6.99%	4.2% - 13.74%	Decrease
	$1,645	Transacted value	Cost	99.50	99.50	Increase
	$4,537	Transacted value	Bid	52.50	52.50	Increase
	$5,422	Discounted cash flow	Discount Rate	11.63%	6.49% - 17.5%	Decrease
	$230	Discounted cash flow	EBITDA multiple	14.1x	11.2x - 14.9x	Increase
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.2x	7.2x	Increase
Senior secured loans - second lien	$16,883	Yield analysis	Yield	9.00%	8.17% - 9.57%	Decrease
Senior unsecured debt	$2,128	Transacted value	Proceeds from refinancing agreement	100.50	100.50	Increase
Equity and other	$30	Transacted value	Cost(5)	15.36	15.36	Increase
	$591	Market comparable	Cash Flow Multiple	2.5x	2.5x	Increase
		Market comparable	Oil production multiple (6)	11301x	11301x	Increase
		Market comparable	Oil reserve multiple (7)	4.5x	4.5x	Increase
	$1,252	Discounted cash flow	Discount Rate	23.00%	23.00%	Decrease
	$332	Discounted cash flow	EBITDA multiple	18x	18x	Increase
		Discounted cash flow	Perpetuity Growth Rate	8.00%	8.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.3x	4.7x - 13x	Increase
Total	$165,030

Notes to Consolidated Financial Statements
______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2020, the Master Fund had investments of this nature measured at fair value totaling $26.4 million.
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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2020 and December 31, 2019:

	For the Year Ended December 31, 2020
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2020	$187,974	$42,287	$16,798	$13,014	$260,073
Additions (1)	43,214	2,225	118	688	46,245
Sales and repayments (2)	(54,013)	(23,285)	(15,354)	(9,522)	(102,174)
Net realized gains (3)	533	443	465	1,012	2,453
Net change in unrealized appreciation (depreciation) on investments (4)	(7,924)	(3,482)	79	(2,987)	(14,314)
Net discount accretion	596	(123)	22	—	495
Transfers into Level 3 (5)	34,033	10,230	—	—	44,263
Transfers out of Level 3 (6)	(36,900)	(8,673)	—	—	(45,573)
Fair value balance as of December 31, 2020	$167,513	$19,622	$2,128	$2,205	$191,468
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2020	$(4,309)	$(1,263)	$127	$(2,744)	$(8,189)
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
(5)For the year ended December 31, 2020, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the year ended December 31, 2020, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
(5)For the year ended December 31, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.
(6)For the year ended December 31, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2020, approximates its carrying value.
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Related Party (1) (2)		For the Years Ended December 31,
	Source Agreement & Description	2020	2019	2018
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$6,247	$6,889	$7,195
Guggenheim	Administrative Services Agreement - expense reimbursement	644	818	645
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	35	271	164
____________________
(1)Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.
(2)As of December 31, 2020, December 31, 2019 and December 31, 2018, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2020, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of December 31, 2020, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $151.7 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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

Notes to Consolidated Financial Statements
Hamilton's borrowings as of December 31, 2020 and December 31, 2019 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2020	$151,667	$130,000	$129,243	2.73%	12/29/22	2.0	years
December 31, 2019	$175,000	$172,000	$170,862	4.40%	12/29/22	3.0	years
_________________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of December 31, 2020 and December 31, 2019) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.
The components of the Master Fund's interest expense and other financing costs for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Stated interest expense	$5,182	$8,023	$7,193
Unused/undrawn fees	186	149	253
Amortization of deferred financing costs	381	380	439
Total interest expense and other financing costs	$5,749	$8,552	$7,885
Average borrowings	$155,907	$160,312	$150,000

Weighted average interest rate (1)	3.39%	5.03%	4.90%
Amortized financing costs	0.24%	0.23%	0.29%
Total borrowing cost	3.63%	5.26%	5.19%
_________________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2020 and December 31, 2019, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2020	December 31, 2019
Aceto Chemical (Revolver)	$640	$800
Acquia Inc. (Revolver)	211	211
Advicent Solutions (Revolver)	339	—
Alexander Mann Solutions (Revolver) (2)	446	446
Allvue Systems (Revolver)	132	132
Apptio, Inc. (Revolver)	326	326
Arcline FM Holdings LLC (Revolver)	291	—
Boats Group (Revolver)	1,000	1,000
GAL Manufacturing (Revolver)	309	260
Galls LLC (Delayed Draw)	—	1,518
Galls LLC (Revolver)	318	113
Gladman Developments Ltd. (Delayed Draw) (2)	706	706
Hersha Hospitality Management (Delayed Draw)	1,594	—
Lytx, Inc. (Delayed Draw)	1,540	368
Mavis Tire Express Services Corp. (Delayed Draw)	—	319
Mavis Tire Express Services Corp. (Revolver)	217	189
Onyx CenterSource (Revolver)	—	329
Polyvision Corp. (Delayed Draw)	325	—
Polyvision Corp. (Revolver)	520	—
PSI Services LLC (Delayed Draw)	239	239
PSI Services LLC (Delayed Draw)	—	168
PSI Services LLC (Revolver)	195	269
Seal For Life Industries US LLC (Revolver)	433	390
Trader Interactive (Revolver)	242	346
Velocity Holdings US (Revolver)	300	—
Wide Orbit (Revolver)	293	—
Total Unfunded Commitments	$10,616	$8,129
______________________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the December 31, 2020 and December 31, 2019 exchange rates, respectively.
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

Notes to Consolidated Financial Statements
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$7.78	$8.09	$8.52	$8.47	$8.00
Net investment income (1)	0.50	0.63	0.64	0.50	0.21
Net realized gains (losses) (1)	(0.09)	(0.25)	0.24	0.12	0.05
Net change in unrealized appreciation (depreciation) (2)	(0.14)	(0.09)	(0.47)	0.02	0.45
Net increase resulting from operations	0.27	0.29	0.41	0.64	0.71
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.49)	(0.59)	(0.63)	(0.49)	(0.17)
Distributions from realized gains	—	(0.01)	(0.21)	(0.07)	(0.04)
Distribution in excess of net investment income	—	—	—	(0.03)	(0.03)
Net decrease resulting from distributions	(0.49)	(0.60)	(0.84)	(0.59)	(0.24)
Net asset value, end of year	$7.56	$7.78	$8.09	$8.52	$8.47

INVESTMENT RETURNS
Total investment return (4)	4.12%	3.55%	4.87%	7.80%	9.14%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$198,725	$211,197	$236,232	$248,481	$178,066
Average net assets (5)	$197,248	$229,144	$247,249	$233,765	$101,825
Common Shares outstanding, end of year	26,272,618	27,157,534	29,195,002	29,151,096	21,016,797
Weighted average Common Shares outstanding	27,139,732	28,730,579	29,163,651	27,524,615	12,370,464

Ratios-to-average net assets: (5)
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	7.30%	7.87%	6.55%	7.70%	9.65%
Effect of incentive fee waiver and reimbursement of advisor transition costs	—%	—%	—%	(0.35)%	—%
Total expenses	7.30%	7.87%	6.55%	7.35%	9.65%
Net investment income	6.87%	7.88%	7.51%	5.88%	2.53%

Average outstanding borrowings (5)	$155,907	$160,312	$150,000	$142,615	$67,000
Portfolio turnover rate (5) (6)	19%	20%	49%	43%	51%
Asset coverage ratio (7)	2.53	2.23	2.57	2.66	2.41
_____________________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the year presented.
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

Notes to Consolidated Financial Statements
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire year; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2020, the Master Fund estimated distributions to be composed mostly of ordinary income. The final determination of the tax character of distributions will not be made until we file our tax return.
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
(6)Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the year.
(7)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the year and (B) total senior securities issued at the end of the year, divided by (ii) total senior securities at the end of the year.

Notes to Consolidated Financial Statements
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
July 6, 13, 20, 27, August 3	August 4	0.00950	0.04750	1,285
August 10, 17, 24, 31	September 2	0.01000	0.04000	1,089
September 7, 14, 21, 28	October 1	0.00980	0.03920	1,063
October 5, 12, 19, 26, November 2	November 3	0.00850	0.04250	1,148
November 9, 16, 23, 30	December 2	0.00561	0.02244	606
December 23	December 24	0.01903	0.01903	500
			$0.49267	$13,381

For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559
July 1, 8, 15, 22, 29	July 31	0.01346	0.06730	1,926
August 5, 12, 19, 26	August 28	0.00776	0.03104	888
September 2, 9, 16, 23, 30	October 2	0.00776	0.03880	1,110
October 7, 14, 21	October 23	0.00776	0.02328	666
October 28, November 4, 11, 18	November 20	0.01049	0.04196	1,170
November 25, December 2, 9, 16, 23	December 26	0.01200	0.06000	1,663
			$0.59888	$17,246

For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000
July 26	July 27	0.06861	0.06861	2,000
August 23	August 24	0.06861	0.06861	2,000
September 4, 11, 18, 25	September 26	0.01346	0.05384	1,570
October 2, 9, 16, 23, 30	October 31	0.01346	0.06730	1,962
November 6, 13, 20, 27	November 28	0.01346	0.05384	1,573

Notes to Consolidated Financial Statements

December 3, 10, 17, 24	December 26	0.01346	0.05384	1,573
December 28	January 9, 2019	0.10276	0.10276	3,000
December 31	January 30, 2019	0.01346	0.01346	394
			$0.84247	$24,572
For income tax purposes, the Master Fund estimates that its 2020 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 11. Taxable/Distributable Income).
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
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2020	2019	2018
Paid in capital in excess of par value	$—	$—	$(1)
Undistributed net investment income	(2,650)	(707)	1,062
Accumulated realized gains (losses)	2,650	707	(1,061)
Total	$—	$—	$—
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960
Net realized losses	2,455	7,108	—
Net change in unrealized depreciation	3,661	2,658	13,742
Unearned performance-based incentive fee on unrealized gains (losses)	—	11	(1,346)
Other book-tax difference	(186)	(589)	48
Total taxable income and gains available for distributions	$13,374	$17,488	$24,404
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2019 and December 31, 2018 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2020. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2020	2019	2018
Ordinary income (including short-term capital gains)	$13,381	$16,911	$21,113
Long-term capital gains (1)	—	335	3,459
Total distributions	$13,381	$17,246	$24,572
Distributions as a percentage of taxable income and gains available for distributions (2)	100.0%	98.6%	100.7%
____________________
(1)     The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).

Notes to Consolidated Financial Statements
(2)     The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.
As of December 31, 2020 and December 31, 2019, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2020	2019
Undistributed ordinary income, net	$574	$577
Undistributed capital losses	(6,511)	(6,402)
Unrealized loss	(18,675)	(12,834)
Other temporary adjustments	(152)	(167)
Total accumulated (loss), net	$(24,764)	$(18,826)
Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2020, the Company incurred $(6,511) of long-term capital losses.
Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 are presented below:

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,952	$6,696	$7,196	$8,113
Net investment income	2,640	3,306	3,615	3,999
Net realized and unrealized gains (losses)	7,561	6,380	13,732	(33,789)
Net increase (decrease) in net assets resulting from operations	10,201	9,686	17,347	(29,790)
Net assets	198,725	196,382	188,731	176,846
Total investment income per Common Share - basic and diluted	0.22	0.25	0.27	0.29
Net investment income per Common Share - basic and diluted	0.10	0.12	0.13	0.15
Earnings (loss) per Common Share - basic and diluted	0.38	0.36	0.64	(1.08)
Net asset value per Common Share at end of quarter	7.56	7.27	7.04	6.53

	As of and for the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$8,908	$9,162	$9,114	$8,923
Net investment income	4,498	4,567	4,603	4,398
Net realized and unrealized losses	(4,094)	(4,974)	(387)	(311)
Net increase (decrease) in net assets resulting from operations	404	(407)	4,216	4,087
Net assets	211,197	225,699	230,030	236,295
Total investment income per Common Share - basic and diluted	0.32	0.32	0.31	0.31
Net investment income per Common Share - basic and diluted	0.16	0.16	0.16	0.15
Earnings (loss) per Common Share - basic and diluted	0.01	(0.01)	0.14	0.14
Net asset value per Common Share at end of quarter	7.78	7.89	8.04	8.07

Notes to Consolidated Financial Statements

	As of and for the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$8,963	$8,678	$8,853	$8,265
Net investment income	6,345	4,343	4,476	3,393
Net realized and unrealized gains (losses)	(9,105)	(592)	(28)	3,128
Net increase (decrease) in net assets resulting from operations	(2,760)	3,751	4,448	6,521
Net assets	236,232	247,131	248,950	249,901
Total investment income per Common Share - basic and diluted	0.31	0.30	0.30	0.28
Net investment income per Common Share - basic and diluted	0.22	0.15	0.15	0.12
Earnings (loss) per Common Share - basic and diluted	(0.09)	0.13	0.15	0.22
Net asset value per Common Share at end of quarter	8.09	8.48	8.54	8.57
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2020 at a reasonable level of assurance.
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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2020, our internal control over financial reporting is effective based on those criteria.
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
Peter E. Roth serves as an Independent Trustee and a member of the Nominating and Governance Committee and the Independent Trustees Committee, and as Chairman of the Audit Committee. He is the Managing Partner of the Rothpoint Group llc, a consulting firm specializing in the financial services industry.
Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nomination Committee and Remuneration Committee. Mr. Roth serves as a Director of the Stone Point Credit Corporation and is Chairman of the Audit Committee and a Member of the Nomination and Governance Committee. In the non-profit sector, he is on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee.
    Prior to establishing Rothpoint, Mr. Roth had a 35 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc. for thirteen years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services sector. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Master’s of Business Administration from The Wharton School at the University of Pennsylvania.
Mr. Roth was selected as one of our three Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Feeder Funds’ Board of Trustees where they have overall responsibility for overseeing each of the Feeder Funds’ management and operations. As of December 31, 2020, the master fund/feeder fund complex consisted of the Master Fund, GCIF 2019 and GCIF 2016T (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 43	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Kevin H. Gundersen, 43	Interested Trustee	Appointed 2017	Senior Managing Director and Head of Guggenheim's Corporate Credit Group, Guggenheim Partners, (2002-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 72	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 38	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).	GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present).
Peter E. Roth, 62	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner , Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present)
_______________________
(1)Guggenheim Partners is an affiliate of the Master Fund.
(2)Messrs. Bloom and Gundersen, our two Interested Trustees, are senior executives of Guggenheim who provide services to us.
(3)Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 43	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
Cielo M. Ordonez , 39	Chief Financial Officer and Treasurer	Appointed 2020	Current: Director, Guggenheim Investments, (2018-present). Former: Controller, Apollo Investment Corporation (2015-2018); Senior Manager, BDO USA, LLP (2006-2015).	None
Amy J. Lee, 59	Secretary and Chief Legal Officer	Appointed 2018
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
Guggenheim Fund Complex (2)(2018-present)
Richard Cheung, 41	Senior Vice President	Appointed 2017	Senior Managing Director, Head of Private Fund Accounting, Guggenheim Partners, (2008-present).	None
Kevin M. Robinson, 61	Senior Vice President	Appointed 2017	General Counsel, Guggenheim Investments, (2016-present); Senior Managing Director, Guggenheim Partners, LLC, (2007-present).	None
John V. Palmer, 36	Senior Vice President	Appointed 2015	Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).
None
Brian E. Binder, 49	Senior Vice President	Appointed 2018
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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Joanna M. Catalucci, 54	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018
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
Member of Board of Trustees, Merrimack College, (2018 - present).
_______________________
(1)Guggenheim, Guggenheim Partners, W. P. Carey Inc. and CCA are affiliates of the Master Fund for all or a portion of 2017.
(2)The Guggenheim Fund Complex includes all registered closed- and open-end funds (including all of their portfolios) advised by the Advisor and any funds that have an investment adviser or servicing agent that is an affiliated person of the Advisor.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Master Fund believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2020.
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
In fiscal year 2020, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of co-investment transaction resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman is compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2020; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2020
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$98,250
Eric Rosenblatt	98,250
Peter E. Roth	108,250
$304,750
In fiscal year 2021, there were no changes to the compensation schedule for each Independent Trustee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of the date of this Report, information with respect to the beneficial ownership of our Shares by:
•each person known to us to beneficially own more than 5% of the outstanding Common Shares,
•each Feeder Fund,
•each of our Trustees and each executive officer, and
•all of our Trustees and executive officers as a group.
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

Name of Beneficial Owner (1)	Number	Percentage of current ownership(2)
Beneficial Owners of More Than 5%:(2)
IDF III, LLC; 227 West Monroe St., Chicago, IL 60606	2,777,778	10.57%

Feeder Funds: (3)
Guggenheim Credit Income Fund 2019	5,290,937	20.14%
Guggenheim Credit Income Fund 2016 T	17,389,844	66.19%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (4)	—	—%
Kevin H. Gundersen	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Cielo M. Ordonez, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Richard Cheung, Senior Vice President	—	—%
Brian Binder, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	—	—%
Kevin M. Robinson, Senior Vice President	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (12 persons):	—	—%

_______________________
(1)    Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)    Based on a total of 26,272,619 Shares issued and outstanding as of March 10, 2021.
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
During 2020 and 2019, we incurred $6.2 million and $6.9 million in management fees, respectively, which were payable to Guggenheim.

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
During 2020 and 2019, $0.6 million and $0.8 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") for professional services performed for the Master Fund's fiscal years ended December 31, 2020 and December 31, 2019, respectively.

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2020	$446,750	$17,425
2019	$476,605	$17,425
The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our affiliated Feeder Funds in fiscal years ended December 31, 2020 and December 31, 2019.

	GCIF 2016T	GCIF 2019
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2020	$7,430	$22,430
2019	$7,430	$22,430
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
•appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Companies, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;
•pre-approve the engagement of the Independent Accountant to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the Independent Accountant), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and
•pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the Independent Accountant to the Master Fund's investment adviser (not including any sub-adviser whose role is primarily portfolio management and is sub-contracted or overseen by another investment adviser), and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Master Fund if the scope of the non-audit related services under the engagement relates directly to the operations and financial reporting of the Master Fund.
All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2020 and December 31, 2019 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

a.The following consolidated financial statements are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.

b.No financial statements are filed because the required information is presented in the consolidated financial statements or notes in this Report in Part II. Item 8. Consolidated Financial Statements and Supplementary Data.

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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

14.2
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

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

Guggenheim Credit Income Fund

Date:	March 16, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2021	By:	/s/ Cielo M. Ordonez
CIELO M. ORDONEZ
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Bloom		March 16, 2021
MATTHEW S. BLOOM	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Cielo M. Ordonez		March 16, 2021
CIELO M. ORDONEZ	Chief Financial Officer
(Principal Financial Officer)

/s/ Kevin H. Gundersen		March 16, 2021
Kevin H. Gundersen	Trustee

/s/ Marc S. Goodman		March 16, 2021
Marc S. Goodman	Trustee

/s/ Eric Rosenblatt		March 16, 2021
Eric Rosenblatt	Trustee

/s/ Peter E. Roth		March 16, 2021
Peter E. Roth	Trustee