Form 10-Q
period 2021-03-31
GUGGENHEIM CREDIT INCOME FUND
filed 2021-05-13
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 25,594,125 common shares outstanding as of May 7, 2021.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2020, that was filed on March 17, 2021. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2020, that was filed on March 17, 2021. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $270,174 and $308,540, respectively)	$260,902	$291,949
Cash	8,312	10,058
Restricted cash	37,437	24,341
Collateral deposits for foreign currency forward contracts	—	520
Interest and dividend income receivable	1,483	1,882
Principal receivable	3,227	939
Receivable from related parties	12	39
Unrealized appreciation of foreign currency forward contracts	212	—
Prepaid expenses and other assets	134	199
Total assets	$311,719	$329,927

Liabilities
Credit facility payable, net of financing costs	$109,337	$129,243
Unrealized depreciation on foreign currency forward contracts	—	768
Accrued management fee	467	508
Payable to related parties	132	145
Collateral payable for foreign currency forward contracts	260	—
Accounts payable, accrued expenses and other liabilities	715	538
Total liabilities	110,911	131,202
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$200,808	$198,725

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 26,272,618 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$26	$26
Paid-in-capital in excess of par value	218,184	223,462
Accumulated loss, net of distributions	(17,402)	(24,763)
Net assets	$200,808	$198,725
Net asset value per Common Share	$7.85	$7.56
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
Investment Income
Interest income	$4,910	$7,568
PIK interest income	97	94
Dividend income	12	253
Fee income	125	198
Total investment income	5,144	8,113
Operating Expenses
Interest expense and other financing costs	950	1,857
Management fee	1,397	1,637
Administrative services	43	49
Custody services	24	25
Trustees fees	83	94
Related party reimbursements	132	194
Professional services fees	201	216
Other expenses	68	42
Total expenses	2,898	4,114
Net investment income	2,246	3,999
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	454	1,704
Foreign currency forward contracts	(1,024)	1,009
Foreign currency transactions	(32)	157
Net realized gains (losses)	(602)	2,870
Net change in unrealized appreciation (depreciation) on:
Investments	7,319	(37,136)
Foreign currency forward contracts	980	478
Foreign currency transactions	(1)	(1)
Net change in unrealized appreciation (depreciation)	8,298	(36,659)
Net realized and unrealized gains (losses)	7,696	(33,789)
Net increase (decrease) in net assets resulting from operations	$9,942	$(29,790)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.09	$0.15
Earnings (loss) per Common Share - basic and diluted	$0.38	$(1.08)
Weighted average Common Shares outstanding - basic and diluted	26,144,459	27,507,691
Distribution per Common Share	$0.10	$0.15

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	26,272,618	$26	$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—	—	2,246	2,246
Net realized losses	—	—	—	(602)	(602)
Net change in unrealized appreciation	—	—	—	8,298	8,298
Net increase in net assets resulting from operations	—	—	—	9,942	9,942
Shareholder distributions:
Distributions from earnings	—	—	—	(2,581)	(2,581)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(2,581)	(2,581)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—	(5,278)	—	(5,278)
Net increase (decrease) for the period	(678,493)	—	(5,278)	7,361	2,083
Balance at March 31, 2021	25,594,125	$26	$218,184	$(17,402)	$200,808

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2019	27,157,534	$27	$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—	—	3,999	3,999
Net realized gains	—	—	—	2,870	2,870
Net change in unrealized depreciation	—	—	—	(36,659)	(36,659)
Net decrease in net assets resulting from operations	—	—	—	(29,790)	(29,790)
Shareholder distributions:
Distributions from earnings	—	—	—	(4,066)	(4,066)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(4,066)	(4,066)
Capital share transactions:
Issuance of Common Shares	639,552	1	4,999	—	5,000
Repurchase of Common Shares	(718,264)	(1)	(5,494)	—	(5,495)
Net decrease in net assets resulting from capital share transactions	(78,712)	—	(495)	—	(495)
Net decrease for the period	(78,712)	—	(495)	(33,856)	(34,351)
Balance at March 31, 2020	27,078,822	$27	$229,501	$(52,682)	$176,846

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$9,942	$(29,790)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(78)	(210)
Amortization of premium/accretion of discount, net	(254)	(391)
Proceeds from sales of investments	7,975	4,974
Proceeds from paydowns on investments	32,862	46,723
Net receipt of settlement of derivatives	370	2,106
Net payment of settlement of derivatives	(1,394)	(1,097)
Net realized (gains) losses on derivatives	1,024	(1,009)
Purchases of investments	(1,685)	(33,281)
Net realized (gains) losses on investments	(454)	(1,704)
Net change in unrealized (appreciation) depreciation on investments	(7,319)	37,136
Net change in unrealized appreciation on foreign currency forward contracts	(980)	(478)
Amortization of deferred financing costs	94	95
(Increase) decrease in operating assets:
Interest and dividend income receivable	399	70
Principal receivable	(2,288)	(597)
Receivable from related parties	27	23
Prepaid expenses and other assets	65	62
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	1,741
Accrued management fee	(41)	493
Payable to related parties	(13)	194
Collateral payable for foreign currency forward contracts	260	200
Accounts payable, accrued expenses and other liabilities	177	(193)
Net cash provided by operating activities	38,689	25,067
Financing activities
Issuance of Common Shares	—	5,000
Repurchase of Common Shares	(5,278)	(5,495)
Credit facility repayments	(20,000)	(12,000)
Distributions paid	(2,581)	(3,795)
Net cash used in financing activities	(27,859)	(16,290)
Net increase in restricted and unrestricted cash	10,830	8,777
Restricted and unrestricted cash, beginning of period	34,919	8,966
Restricted and unrestricted cash, end of period	$45,749	$17,743
Reconciliation of restricted and unrestricted cash
Cash	8,312	2,676
Restricted cash	37,437	15,067
Total restricted and unrestricted cash	$45,749	$17,743
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$835	$1,815
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 129.3%
Aerospace & Defense
Arcline FM Holdings LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/21/2025	4,320	$4,233	$4,254	2.1%
Arcline FM Holdings LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/21/2025	291	238	250	0.1%
Total Aerospace & Defense							4,471	4,504	2.2%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	11,490	11,298	10,901	5.4%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	8.50%	8/30/2024	2,933	2,701	2,874	1.4%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	4.62%	8/1/2025	1,950	1,938	1,930	1.0%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.11%	11/1/2024	7,231	6,208	7,086	3.5%

Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	3.36%	3/20/2023	33	22	23	—%
Mavis Tire Express Services Corp. (Delayed Draw)		Senior Secured Loans - First Lien	L+3.25%	3.36%	3/20/2025	3,596	3,585	3,589	1.8%
							3,607	3,612	1.8%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,232	1,222	1,228	0.6%
Total Automotive							26,974	27,631	13.7%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.56%	8/16/2024	£2,164	2,723	2,884	1.4%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.57%	8/16/2024	£441	565	562	0.3%
							3,288	3,446	1.7%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	2,063	1.0%
Total Banking, Finance, Insurance & Real Estate							5,288	5,509	2.7%
Beverage, Food & Tobacco
Blue Ribbon LLC		Senior Secured Loans - First Lien	L+4.00%	5.07%	11/15/2021	2,762	2,365	2,710	1.4%
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,131	726	1,068	0.5%
Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.50%	10/2/2022	4,925	4,900	4,913	2.4%
Total Beverage, Food & Tobacco							7,991	8,691	4.3%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,960	1.0%
Total Capital Equipment							2,000	1,960	1.0%
Chemicals, Plastics & Rubber

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	5,109	5,084	5,086	2.5%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(71)	(68)	—%
							5,013	5,018	2.5%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	4.36%	6/26/2026	983	971	972	0.5%
Ilpea Parent, Inc.	IT(10)(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2023	5,148	5,120	5,145	2.6%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/24/2024	347	290	293	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+6.00%	8.00%	7/23/2025	6,903	6,784	6,825	3.4%
							7,074	7,118	3.5%
Total Chemicals, Plastics & Rubber							18,178	18,253	9.1%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/26/2023	5,358	5,319	5,338	2.7%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.25%	6/26/2024	6,000	5,933	5,888	2.9%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.36%	6/24/2022	124	110	111	0.1%
							11,362	11,337	5.7%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	868	862	866	0.4%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	8.61%	6/15/2026	1,588	1,529	1,588	0.8%
							2,391	2,454	1.2%
Total Construction & Building							13,753	13,791	6.9%
Consumer Goods: Non-Durable
Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	3,732	3,712	3,697	1.8%
Galls LLC (Delayed Draw B)	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	547	544	542	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.75%	1/31/2024	481	440	443	0.2%
							4,696	4,682	2.3%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.61%	12/19/2025	3,970	3,573	3,844	1.9%
Total Consumer Goods: Non-Durable							8,269	8,526	4.2%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	5.61%	4/29/2026	1,239	1,230	1,226	0.6%
Total Consumer Goods: Durable							1,230	1,226	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.	(14)	Senior Secured Loans - First Lien	L+7.75%	8.75%	12/22/2023	4,894	4,833	4,201	2.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	3.36%	3/28/2025	1,955	1,857	1,918	1.0%
Pelican Products Inc		Senior Secured Loans - First Lien	L+3.50%	4.50%	5/31/2025	3,958	3,468	3,930	2.0%

Resource Label Group LLC		Senior Secured Loans - First Lien	L+4.50%	5.50%	5/26/2023	3,376	3,362	3,178	1.6%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.50%	11/26/2023	3,000	2,979	2,723	1.4%
							6,341	5,901	3.0%
Total Containers, Packaging & Glass							16,499	15,950	8.1%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	2,171	895	0.4%
Penn Virginia	(11)	Senior Secured Loans - Second Lien	L+8.25%	9.25%	9/29/2024	2,217	2,200	2,156	1.1%
Permian Production Partners	(13)(14)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	11/23/2025	1,344	626	202	—%
Total Energy: Oil & Gas							4,997	3,253	1.5%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,967	7,977	4.0%
Total Healthcare & Pharmaceuticals							7,967	7,977	4.0%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.62%	1/23/2025	2,329	2,326	2,224	1.1%
Golden Nugget	(13)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	11	11	13	—%
Total Hotel, Gaming & Leisure							2,337	2,237	1.1%
Media: Advertising, Printing & Publishing
Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	7.25%	11/19/2024	2,344	2,250	2,343	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.75%	5.75%	11/1/2024	1,635	1,618	1,636	0.8%
McGraw-Hill Global Education Holdings	(13)	Senior Secured Bonds	N/A	8.00%	11/30/2024	1,259	1,211	1,270	0.6%
							2,829	2,906	1.4%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/15/2024	8,009	7,979	7,809	3.9%
Trader Interactive (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	N/A	7.25%	6/15/2023	23	3	4	—%
							7,982	7,813	3.9%
Total Media: Advertising, Printing & Publishing							13,061	13,062	6.5%
Metals & Mining
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	3,558	3,523	3,398	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	1,002	992	957	0.5%
Polyvision Corp. (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	138	138	117	0.1%
Polyvision Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2025	687	618	632	0.2%
Total Metals & Mining							5,271	5,104	2.5%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	N/A	10.00%	7/31/2025	736	687	479	0.2%
Belk, Inc.	(15)	Senior Secured Loans - First Lien	L+7.50%	5.75%	7/31/2025	193	247	194	0.1%
							934	673	0.3%

Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	9,750	9,641	8,854	4.4%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	4,284	4,267	4,177	2.1%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	483	483	471	0.2%
							4,750	4,648	2.3%

Save-a-Lot	(13)(14)(15)	Senior Secured Loans - First Lien	L+8.00%	8.00%	3/12/2024	923	837	964	0.5%
Save-a-Lot	(13)(14)(15)	Senior Secured Loans - Second Lien	L+11.75%	11.75%	10/1/2024	1,131	2,004	990	0.5%
							2,841	1,954	1.0%
Total Retail							18,166	16,129	8.0%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	4.86%	8/25/2025	3,900	3,711	3,783	1.9%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.25%	5.09%	6/16/2025	£2,060	2,574	2,698	1.3%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.25%	6.65%	6/16/2025	890	857	849	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(33)	(35)	—%
							3,398	3,512	1.7%

Cast & Crew Payroll		Senior Secured Loans - First Lien	L+3.50%	3.86%	1/16/2026	2,883	2,519	2,846	1.4%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	4.61%	4/3/2025	2,820	2,779	2,707	1.3%

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	4,533	4,448	4,080	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Hersha Hospitality Management (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/2/2026	—	(28)	(142)	(0.1)%
							4,420	3,938	1.9%

PSI Services LLC	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	104	103	74	—%
PSI Services LLC	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	(2)	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	424	424	420	0.2%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,830	2,796	2,804	1.4%
							3,323	3,296	1.6%

SLR Consulting	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	4.20%	6/23/2025	1,588	1,561	1,553	0.8%
SLR Consulting (Delayed Draw)	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.50%	5/23/2025	494	512	512	0.3%
							2,073	2,065	1.1%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.25%	7/12/2025	3,940	3,790	3,943	2.0%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.24%	7/10/2026	5,000	4,733	4,116	2.1%
Total Services: Business							30,746	30,206	15.0%
Technology
Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/31/2025	1,789	1,754	1,772	0.9%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	17	13	(3)	—%
							1,767	1,769	0.9%

Advicent Solutions	(13)(14)(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	2/28/2022	7,400	7,231	4,212	2.1%
Advicent Solutions	(9)(13)(14)(15)	Senior Secured Loans - First Lien	P+5.25%	8.50%	2/28/2022	14	14	14	—%
Advicent Solutions	(14)(15)	Senior Secured Loans - First Lien	L+3.50%	4.50%	2/28/2022	1,652	1,644	1,652	0.8%
							8,889	5,878	2.9%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(9)	—%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.00%	4.11%	9/4/2026	858	855	850	0.4%
							842	841	0.4%

Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,853	4,866	2.4%
Apptio, Inc. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	12/3/2024	131	104	105	0.1%
							4,957	4,971	2.5%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.28%	6/8/2024	£2,638	3,356	3,603	1.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.03%	6/8/2024	£338	426	805	0.4%
							3,782	4,408	2.2%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	4.75%	3/20/2024	2,000	1,949	2,002	1.0%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.74%	4/28/2025	1,931	1,906	1,919	1.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	8.61%	4/27/2026	462	455	459	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.61%	4/28/2025	3,048	3,017	3,031	1.5%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.61%	4/27/2026	4,696	4,644	4,664	2.3%
							10,022	10,073	5.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	637	628	634	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£530	735	727	0.4%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€97	118	113	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£326	424	447	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	2,211	2,178	2,201	1.1%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	3/6/2026	€289	317	337	0.2%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€661	706	771	0.4%
							5,106	5,230	2.7%

Lytx, Inc.	(9)(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	508	488	483	0.2%
Lytx, Inc.	(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	5,844	5,747	5,772	2.9%
							6,235	6,255	3.1%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	941	938	930	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	501	500	494	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	182	182	179	0.1%
							1,620	1,603	0.8%

Onyx CenterSource	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	6,616	6,611	4,623	2.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Onyx CenterSource (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	12/20/2021	329	323	230	0.1%
							6,934	4,853	2.4%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+6.50%	8.00%	12/12/2023	5,358	5,291	5,357	2.8%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+6.50%	8.00%	12/12/2023	1,131	1,109	1,131	0.6%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	8.00%	12/12/2022	162	139	142	0.1%
							6,539	6,630	3.5%

Wide Orbit, Inc.	(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,680	3,643	3,643	1.8%
Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(31)	—%
							3,643	3,612	1.8%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	1,338	1,319	1,326	0.7%
Total Technology							63,604	59,451	29.9%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.61%	7/23/2025	2,203	2,194	2,191	1.1%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	7.61%	7/23/2026	2,500	2,478	2,281	1.1%
							4,672	4,472	2.2%
Total Telecommunications							4,672	4,472	2.2%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,926	5,895	2.9%
Total Utilities: Electric							5,926	5,895	2.9%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	5.62%	10/31/2025	5,846	5,720	5,817	2.9%
Total Utilities: Oil & Gas							5,720	5,817	2.9%
Total Debt Investments							$267,120	$259,644	129.3%

Equity investments - 0.6%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		128	$16	$8	—%
Total Beverage, Food & Tobacco							16	8	—%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	607	0.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Permian Production Partners	(13)(15)	Equity and Other	N/A	N/A		203,022	—	—	—%
Total Energy: Oil & Gas							2,777	607	0.3%
Retail
Fashion Holdings Intermediate	(15)	Equity and Other	N/A	N/A		—	—	3	—%
Save-a-Lot	(13)(15)	Equity and Other	N/A	N/A		53,097	—	279	0.1%
Total Retail							—	282	0.1%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	331	0.2%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							261	361	0.2%
Total Equity Investments							$3,054	$1,258	0.6%

Total Investments - 129.9%							$270,174	$260,902	129.9%

March 31, 2021 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	4/16/2021	$1,301	€1,085	—	$28	—%
JPMorgan Chase Bank	4/16/2021	$12,904	£9,226	—	$185	0.1%
JPMorgan Chase Bank	4/16/2021	£86	$120	—	$(1)	—%
					$212	0.1%
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of March 31, 2021, LIBO rates ranged between 0.11% for 1-month LIBOR to 0.19% for 3-month LIBOR.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2021.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of March 31, 2021, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $16.4 million; the net unrealized depreciation was $10.4 million; the aggregate cost of securities for Federal income tax purposes was $271.5 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2021 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of March 31, 2021, qualifying assets represented 85% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of March 31, 2021.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of March 31, 2021; (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

	Coupon Rate	PIK Component	Cash Component	PIK Option
Advicent Solutions (Revolver)	P+5.25%	0.75%	P+4.50%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions	L+3.50%	0.75%	L+2.75%	The Portfolio Company may elect PIK up to 0.75%.
Bioplan USA, Inc.	L+7.75%	0.50%	L+7.25%	The Portfolio Company may elect PIK up to 0.50%.
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%.
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC (Delayed Draw)	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Kerridge Commercial Systems (GBP Term Loan)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (USD Term Loan)	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (GBP Delayed Draw)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Euro Delayed Draw)	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Save-A-Lot	L+8.00%	7.00%	L+1.00%	The Portfolio Company may elect PIK up to 7.00%.
Save-A-Lot	L+11.75%	10.75%	L+1.00%	The Portfolio Company may elect PIK up to 10.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of March 31, 2021, meaning that the Master Fund has ceased recognizing interest income on these investments. As of March 31, 2021, debt investments on non-accrual status represented 6.0% and 3.7% of total investments on an amortized cost basis and fair value basis, respectively.

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2020, LIBO rates ranged between 0.11% for 1-month LIBOR to 0.24% for 3-month LIBOR.
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
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor") is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio.
As of March 31, 2021, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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

Notes to Consolidated Financial Statements (Unaudited)
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

Notes to Consolidated Financial Statements (Unaudited)
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

Notes to Consolidated Financial Statements (Unaudited)
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
Federal Income Taxes
Beginning with its tax year ended December 31, 2015, the Master Fund has elected to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a RIC under the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2021, open U.S. Federal and state income tax years include the tax years ended December 31, 2017 through December 31, 2020. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of March 31, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$226,857	$222,696	85.3%	$259,881	$251,882	86.2%
Senior secured loans - second lien	32,881	30,760	11.8	33,662	29,682	10.2
Senior secured bonds	7,382	6,188	2.4	6,171	4,831	1.7
Senior unsecured debt	—	—	—	3,329	3,349	1.1
Total senior debt	$267,120	$259,644	99.5%	$303,043	$289,744	99.2%
Equity and other	3,054	1,258	0.5	5,497	2,205	0.8
Total investments	$270,174	$260,902	100.0%	$308,540	$291,949	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2021			December 31, 2020
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$63,865	$59,812	22.9%	$67,846	$63,848	21.9%
Services: Business	30,746	30,206	11.6	30,583	29,291	10.0
Automotive	26,974	27,631	10.6	26,998	27,044	9.3
Chemicals, Plastics & Rubber	18,178	18,253	7.0	18,377	18,395	6.3
Retail	18,166	16,411	6.3	18,349	14,065	4.8
Containers, Packaging & Glass	16,499	15,950	6.1	16,488	14,728	5.0
Construction & Building	13,753	13,791	5.3	13,757	13,729	4.7
Media: Advertising, Printing & Publishing	13,061	13,062	5.0	21,127	20,924	7.2
Beverage, Food & Tobacco	8,007	8,699	3.3	28,271	28,477	9.8
Consumer goods: Non-durable	8,269	8,526	3.3	11,959	12,339	4.2
Healthcare & Pharmaceuticals	7,967	7,977	3.1	7,965	7,975	2.7
Utilities: Electric	5,926	5,895	2.2	5,922	5,880	2.0
Utilities: Oil & Gas	5,720	5,817	2.2	5,729	5,451	1.9
Banking, Finance, Insurance & Real Estate (1)	5,288	5,509	2.1	6,006	6,215	2.1
Metals & Mining	5,271	5,104	2.0	5,004	4,834	1.7
Aerospace & Defense	4,471	4,504	1.7	4,333	4,360	1.5
Telecommunications	4,672	4,472	1.7	4,678	4,430	1.5
Energy: Oil & Gas	7,774	3,860	1.5	8,529	3,501	1.2
Hotel, Gaming & Leisure	2,337	2,237	0.8	3,289	3,194	1.1
Capital Equipment	2,000	1,960	0.8	2,000	1,975	0.7
Consumer Goods: Durable	1,230	1,226	0.5	1,233	1,193	0.4
Transportation: Consumer	—	—	—	97	101	—
Total investments	$270,174	$260,902	100.0%	$308,540	$291,949	100.0%
______________
(1)Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of March 31, 2021 and December 31, 2020.

Geographic Dispersion	March 31, 2021	December 31, 2020
United States of America	88.5%	84.9%
United Kingdom	5.5	9.8
Canada	4.0	3.5
Italy	2.0	1.8
Total investments	100.0%	100.0%
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
The following tables present the Master Fund's open foreign currency forward contracts as of March 31, 2021 and December 31, 2020:

March 31, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	April 16, 2021	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,085	$1,302	$1,273	$29
GBP	April 16, 2021	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£9,226	12,903	12,720	183
Total					$14,205	$13,993	$212

December 31, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,063	$1,291	$1,299	$(8)
GBP	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,334	25,682	26,442	(760)
Total					$26,973	$27,741	$(768)

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three months ended March 31, 2021 and March 31, 2020 :

		For the Three Months Ended March 31,
	Statement Location	2021	2020
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(1,024)	$1,009
Net change in unrealized appreciation
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	980	478
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(44)	$1,487
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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of March 31, 2021 and December 31, 2020:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
March 31, 2021	JP Morgan Chase Bank, N.A.	$212	$—	$(260)	$(48)
December 31, 2020	JP Morgan Chase Bank, N.A.	$—	$(768)	$520	$(248)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of March 31, 2021 and December 31, 2020, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$87,251	$135,445	$222,696
Senior secured loans - second lien	—	10,141	20,619	30,760
Senior secured bonds	—	6,188	—	6,188
Senior unsecured debt	—	—	—	—
Total senior debt	$—	$103,580	$156,064	$259,644
Equity and other	—	—	1,258	1,258
Total investments	$—	$103,580	$157,322	$260,902
Percentage	0.0%	39.7%	60.3%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$212	$—	$212

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$84,369	$167,513	$251,882
Senior secured loans - second lien	—	10,060	19,622	29,682
Senior secured bonds	—	4,831	—	4,831
Senior unsecured debt	—	1,221	2,128	3,349
Total senior debt	$—	$100,481	$189,263	$289,744
Equity and other	—	—	2,205	2,205
Total investments	$—	$100,481	$191,468	$291,949
Percentage	0.0%	34.4%	65.6%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(768)	$—	$(768)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2021 and December 31, 2020:

March 31, 2021
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$103,479	Yield analysis	Yield	6.70%	3.61% - 13.05%	Decrease
	$4,212	Transacted value	Bid	56.93	56.93	Increase
	$6,488	Yield analysis	Yield	6.70%	6.70%	Decrease
		Transacted value	Take Out Price	100.25	100.25	Increase
	$5,658	Discounted cash flow	EBITDA multiple	11.9x	11.7x - 12.8x	Increase
		Discounted cash flow	Discount Rate	5.63%	5.14% - 8.44%	Decrease
Senior secured loans - second lien	$16,906	Yield analysis	Yield	8.94%	8.12% - 9.48%	Decrease
Equity and other	$30	Transacted value	Cost (5)	15.36	15.36	Increase
	$607	Market comparable	Cash Flow Multiple	4.2x	4.2x	Increase
		Market comparable	Oil production multiple (6)	13663x	13663x	Increase
		Market comparable	Oil reserve multiple (7)	5.9x	5.9x	Increase
	$339	Discounted cash flow	EBITDA multiple	18x	18x	Increase
		Discounted cash flow	Discount Rate	23.00%	23.00%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	8.00%	8.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	12.9x	7x - 13x	Increase
Total	$137,719
______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

Notes to Consolidated Financial Statements (Unaudited)
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2021, the Master Fund had investments of this nature measured at fair value totaling $19.6 million.
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
(6)Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).
(7)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

December 31, 2020
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$131,980	Yield analysis	Yield	6.99%	4.2% - 13.74%	Decrease
	$1,645	Transacted value	Cost	99.50	99.50	Increase
	$4,537	Transacted value	Bid	52.50	52.50	Increase
	$5,422	Discounted cash flow	Discount Rate	11.63%	6.49% - 17.5%	Decrease
	$230	Discounted cash flow	EBITDA multiple	14.1x	11.2x - 14.9x	Increase
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.2x	7.2x	Increase
Senior secured loans - second lien	$16,883	Yield analysis	Yield	9.00%	8.17% - 9.57%	Decrease
Senior unsecured debt	$2,128	Transacted value	Proceeds from refinancing agreement	100.50	100.50	Increase
Equity and other	$30	Transacted value	Cost (5)	15.36	15.36	Increase
	$591	Market comparable	Cash Flow Multiple	2.5x	2.5x	Increase
		Market comparable	Oil production multiple (6)	11301x	11301x	Increase
		Market comparable	Oil reserve multiple (7)	4.5x	4.5x	Increase
	$1,252	Discounted cash flow	Discount Rate	23.00%	23.00%	Decrease
	$332	Discounted cash flow	EBITDA multiple	18x	18x	Increase
		Discounted cash flow	Perpetuity Growth Rate	8.00%	8.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.3x	4.7x - 13x	Increase
Total	$165,030
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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2021	$167,513	$19,622	$2,128	$2,205	$191,468
Additions (1)	1,736	31	—	—	1,767
Sales and repayments (2)	(34,240)	—	(2,118)	(1,650)	(38,008)
Net realized gains (loss) (3)	1,291	—	21	(793)	519
Net change in unrealized appreciation (depreciation) on investments (4)	(716)	85	(29)	1,496	836
Net discount accretion	114	(49)	(2)	—	63
Transfers into Level 3 (5)	4,986	2,700	—	—	7,686
Transfers out of Level 3 (6)	(5,239)	(1,770)	—	—	(7,009)
Fair value balance as of March 31, 2021	$135,445	$20,619	$—	$1,258	$157,322
Change in net unrealized appreciation on investments held as of March 31, 2021	$372	$85	$—	$1,496	$1,953
___________
(1)Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.
(2)Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
(3)Included in net realized gains (loss) on investments on the consolidated statements of operations.
(4)Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.
(5)For the three months ended March 31, 2021, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the three months ended March 31, 2021, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
(5)For the three months ended March 31, 2020, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.
(6)For the three months ended March 31, 2020, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2021, approximates its carrying value.
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

Notes to Consolidated Financial Statements (Unaudited)
Capital Structuring Fees and Administrative Agency Fees
Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2021 and March 31, 2020 :

Related Party (1) (2)		For the Three Months Ended March 31,
	Source Agreement & Description	2021	2020
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,397	$1,637
Guggenheim	Administrative Services Agreement - expense reimbursement	132	194
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	8	7
____________________
(1)Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 30, 2021.
(2)As of March 31, 2021 and March 31, 2020, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of March 31, 2021, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of March 31, 2021, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $128.3 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.

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
Pursuant to the Liquidation Plan, the Master Fund will begin to pay down the Hamilton Credit Facility in a proportionate manner as to maintain prudent leverage while liquidating the portfolio and making liquidating distributions.
Hamilton's borrowings as of March 31, 2021 and December 31, 2020 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
March 31, 2021	$128,333	$110,000	$109,337	2.68%	12/29/22	1.7	years
December 31, 2020	$151,667	$130,000	$129,243	2.73%	12/29/22	2.0	years
_________________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of March 31, 2021 and December 31, 2020) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.
The components of the Master Fund's interest expense and other financing costs for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Stated interest expense	$807	$1,728
Unused/undrawn fees	49	34
Amortization of deferred financing costs	94	95
Total interest expense and other financing costs	$950	$1,857
Average borrowings	$118,667	$161,714

Weighted average interest rate (1)	2.89%	4.31%
Amortized financing costs	0.32%	0.23%
Total borrowing cost	3.21%	4.54%
_________________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2021 and December 31, 2020, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	March 31, 2021	December 31, 2020
Aceto Chemical (Revolver)	$800	$640
Acquia Inc. (Revolver)	194	211
Advicent Solutions (Revolver)	339	339
Alexander Mann Solutions (Revolver) (2)	446	446
Allvue Systems (Revolver)	132	132
Apptio, Inc. (Revolver)	196	326
Arcline FM Holdings LLC (Revolver)	145	291
Boats Group (Revolver)	—	1,000
GAL Manufacturing (Revolver)	309	309
Galls LLC (Revolver)	130	318
Gladman Developments Ltd. (Delayed Draw) (2)	706	706
Hersha Hospitality Management (Delayed Draw)	1,423	1,594
Lytx, Inc. (Delayed Draw)	1,540	1,540
Mavis Tire Express Services Corp. (Revolver)	184	217
Polyvision Corp. (Delayed Draw)	325	325
Polyvision Corp. (Revolver)	241	520
PSI Services LLC (Delayed Draw)	239	239
PSI Services LLC (Revolver)	195	195
Seal For Life Industries US LLC (Revolver)	303	433
Trader Interactive (Revolver)	323	242
Velocity Holdings US (Revolver)	300	300
Wide Orbit (Revolver)	293	293
Total Unfunded Commitments	$8,763	$10,616
______________________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the March 31, 2021 and December 31, 2020 exchange rates, respectively.
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

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31,
	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.56	$7.78
Net investment income (1)	0.09	0.15
Net realized gains (losses) (1)	(0.02)	0.10
Net change in unrealized appreciation (depreciation) (2)	0.32	(1.35)
Net increase (decrease) resulting from operations	0.39	(1.10)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.10)	(0.15)
Net decrease resulting from distributions	(0.10)	(0.15)
Net asset value, end of period	$7.85	$6.53

INVESTMENT RETURNS
Total investment return (4)	5.04%	(14.43)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$200,808	$176,846
Average net assets (5)	$201,965	$205,694
Common Shares outstanding, end of period	25,594,125	27,078,822
Weighted average Common Shares outstanding	26,144,459	27,507,691

Ratios-to-average net assets: (5)
Total expenses	1.43%	2.00%
Net investment income	1.11%	1.94%

Average outstanding borrowings (5)	$118,667	$161,714
Portfolio turnover rate (5) (6)	0.6%	10%
Asset coverage ratio (7)	2.83	2.11
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of March 31, 2021, the Master Fund estimated distributions to be composed mostly of ordinary income. The final determination of the tax character of distributions will not be made until we file our tax return.

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

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the three months ended March 31, 2021 and March 31, 2020:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
			$0.09821	$2,581

For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30	April 22	0.01000	0.01000	271
			$0.14800	$4,066
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
Overview
We are a specialty finance investment company focused on lending to middle market companies. We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and commenced investment operations on April 2, 2015. In addition, we have elected to be treated as a BDC under 1940 Act. We are externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis.
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
Plan of Liquidation
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications as RICs under Subchapter M of the Code.
Investment Objectives and Investment Strategy
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation. There can be no assurances that any of these investment objectives will be achieved.
Prior to the Board's approval of the Liquidation Plan, our investment strategy was continuously focused on growing an investment portfolio that generates superior risk adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of Guggenheim to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value and its expected risks and rewards.
We primarily focused on the following investment types that may be available within the capital structure of portfolio companies:
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
We may continue to borrow money from time to time within the borrowing limits stipulated by the 1940 Act, which generally allows us to incur leverage of up to 50% of our total assets, less liabilities and indebtedness not represented by senior securities. The use of borrowed funds and/or the proceeds of preferred stock offering to finance investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock are borne by our shareholders.
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of March 31, 2021 and December 31, 2020 and (ii) for the three months ended March 31, 2021 and March 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Total assets	$311,719	$329,927
Adjusted total assets (total assets net of payable for investments purchased)	$311,719	$329,927
Investments in portfolio companies, at fair value	$260,902	$291,949
Borrowings	$110,000	$130,000
Net assets	$200,808	$198,725
Net asset value per Common Share	$7.85	$7.56
Leverage ratio (borrowings/adjusted total assets)	35.3%	39.4%

	For the Three Months Ended March 31,
	2021	2020
Average net assets	$201,965	$205,694
Average borrowings	$118,667	$161,714
Cost of investments purchased	$1,685	$33,281
Sales of investments	$7,975	$4,974
Principal payments	$32,862	$46,723
Net investment income	$2,246	$3,999
Net realized gains (losses)	$(602)	$2,870
Net change in unrealized appreciation (depreciation)	$8,298	$(36,659)
Net increase (decrease) in net assets resulting from operations	$9,942	$(29,790)
Total distributions to shareholders	$2,581	$4,066
Net investment income per Common Share - basic and diluted	$0.09	$0.15
Earnings (loss) per Common Share - basic and diluted	$0.38	$(1.08)
Distributions per Common Share	$0.10	$0.15
Portfolio and Investment Activity for the Three Months Ended March 31, 2021
The following table presents our new investment commitments for the three months ended March 31, 2021:

	For the Three Months Ended March 31,
	2021
Investment activity segmented by access channel:	Amount	Percentage
Direct originations	$—	—%
Syndicated transactions	96	100.0%
Total investment commitments entered during the period	$96	100.0%
The following table presents our portfolio company activity for the three months ended March 31, 2021:

For the Three Months Ended March 31,
2021
Portfolio companies at beginning of period	75
Number of added portfolio companies	—
Number of exited portfolio companies	(8)
Portfolio companies at period end	67

Number of debt investments at period end	115
Number of equity/other investments at period end	7

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the three months ended March 31, 2021:

	Balance as of January 1, 2021	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of March 31, 2021
Senior secured loans - first lien	$251,882	$1,685	$(36,287)	$5,416	$222,696
Senior secured loans - second lien	29,682	—	(783)	1,861	30,760
Senior secured bonds	4,831	—	1,209	148	6,188
Senior unsecured debt	3,349	—	(3,326)	(23)	—
Total senior debt	$289,744	$1,685	$(39,187)	$7,402	$259,644
Equity and other	2,205	—	(1,650)	703	1,258
Total	$291,949	$1,685	$(40,837)	$8,105	$260,902
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.
The following table presents selected information regarding our investment portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021		December 31, 2020
Weighted average purchase price of debt investments (1)	95.7%		95.9%
Weighted average duration of debt investments (2)	1.2	years	1.4	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	6.0%		5.2%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	3.7%		3.4%
Number of debt investments on non-accrual status	3		3

Floating interest rate debt investments:
Percent of debt portfolio (3)	97.6%		97.2%
Percent of floating rate debt investments with interest rate floors (3)	67.0%		70.2%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	589	bps	588	bps
3-month LIBOR	19	bps	24	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	2.4%		2.8%
Weighted average coupon rate	6.2%		7.7%
Weighted average years to maturity	3.4	years	2.9	years

Weighted average effective yields
Senior secured loans - first lien (4)	7.7%		7.7%
Senior secured loans - second lien (4)	8.6%		8.5%
Senior secured bonds (4)	5.3%		4.6%
Senior unsecured debt (4)	—%		11.1%
Total debt investments (4)	7.8%		7.8%
Total investments (5)	7.7%		7.7%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.11% for the 1 Month LIBOR to 0.21% for the 6 Month LIBOR on March 31, 2021. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2021	$9,707	3.5%	$14,678	4.7%
2022	20,668	7.5	27,704	8.8
2023	56,049	20.3	51,672	16.5
2024	60,269	21.8	86,959	27.8
2025	88,303	31.9	91,209	29.1
2026	41,371	15.0	40,937	13.1
Total	$276,367	100.0%	$313,159	100.0%
Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged and spread rapidly across the world, including to the U.S..
We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. We expect our portfolio companies and, by extension, our operating results to continue to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. The impacts of these events may include, but are not limited to, (i) amendments and waivers being granted to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) additional borrower defaults and non-payments on their loans or inability of borrowers to refinance their loans at maturity, or (iii) permanent business closure. Such events, to the extent experienced, could result in a decrease in the value of our investment in any such portfolio company, or interest thereon. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which would increase the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of March 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act, as well as, all financial covenants within its credit facilities as of March 31, 2021. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
The decrease in accumulated unrealized depreciation as of March 31, 2021 as compared to accumulated unrealized depreciation as of December 31, 2020 is the result of partial recovery of the economy from the negative economic impact caused by COVID-19 pandemic.
Results of Operations
Operating results for the three months ended March 31, 2021 and March 31, 2020, were as follows:

	For the Three Months Ended March 31,
	2021	2020
Total investment income	$5,144	$8,113
Total expenses	2,898	4,114
Net investment income	2,246	3,999
Net realized gains (losses)	(602)	2,870
Net change in unrealized appreciation (depreciation)	8,298	(36,659)
Net increase (decrease) in net assets resulting from operations	$9,942	$(29,790)
Investment Income
Interest and dividend income consisted of the following components for the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31,
	2021	2020
Interest income on debt securities:
Cash interest	$4,656	$7,177
PIK interest	97	94
Net accretion/amortization of discounts/premiums	254	391
Total interest on debt securities	5,007	7,662
PIK dividend	12	253
Total interest and dividend income	$5,019	$7,915
Average Investments at cost	$272,591	$365,814
Average Income Generating Investments at cost (1)	$252,805	$343,319
Income return (2)	1.99%	2.3%
_________________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments and decrease in the yield on our portfolio of investments. For the three months ended March 31, 2021 and March 31, 2020, yield on debt investments at cost was 7.8% and 8.5% respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three months ended March 31, 2021 and March 31, 2020 :

	For the Three Months Ended March 31,
	2021	2020
Administrative agency fees	$8	$7
Amendment fees and other	117	191
Total fee income	$125	$198
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31,
	2021	2020
Fixed operating expenses:
Related party reimbursements (1)	$132	$194
Trustees fees	83	94
Professional services fees (2)	201	216
Other expenses	68	42
Total fixed operating expenses	484	546

Variable operating expenses:
Interest expense (3)	950	1,857
Administrative services (4)	43	49
Management fee	1,397	1,637
Custody services	24	25
Total variable operating expenses	2,414	3,568

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver)	—	—
Total performance-dependent expenses	—	—

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$2,898	$4,114
_________________
(1)Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the three months ended March 31, 2021 and March 31, 2020 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to decrease in interest rates and average borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. For the three months ended March 31, 2021 and March 31, 2020, total borrowing costs were 3.20% and 4.54%, respectively. For the three months ended March 31, 2021 and March 31, 2020, average borrowings for the period were $118,667 and $161,714, respectively.

Net Realized Gains (Losses)
For the three months ended March 31, 2021, we had dispositions and principal repayments of $40.8 million, resulting in net realized gains of $0.5 million. For the three months ended March 31, 2021, we had realized losses from our foreign currency forward contracts of $(1.0) million primarily due the movement of the U.S. dollar against the British pound.
For the three months ended March 31, 2020, we had dispositions and principal repayments of $51.7 million, resulting in net realized gains of $1.7 million. For the three months ended March 31, 2020, we had realized gains from our foreign currency forward contracts of $1.0 million primarily due the movement of the U.S. dollar against the British pound.
For the three months ended March 31, 2021 and March 31, 2020, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
Investments	$454	$1,704
Foreign currency forward contracts	(1,024)	1,009
Foreign currency transactions	(32)	157
Net realized gains (losses)	$(602)	$2,870
Changes in Unrealized Appreciation (Depreciation)
For the three months ended March 31, 2021 and March 31, 2020, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
Investments	$7,319	$(37,136)
Foreign currency forward contracts	980	478
Foreign currency transactions	(1)	(1)
Net change in unrealized appreciation (depreciation)	$8,298	$(36,659)
For the three months ended March 31, 2021 and March 31, 2020, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
Unrealized appreciation on all investments (1)	$9,901	$2,935
Unrealized depreciation on all investments (1)	(2,582)	(40,071)
Total net change in unrealized appreciation (depreciation) on all investments	$7,319	$(37,136)

Unrealized appreciation on Level 3 investments only (1)	$3,129	$447
Unrealized depreciation on Level 3 investments only (1)	(2,294)	(22,327)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$835	$(21,880)
__________________
(1)Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 28.67% increase in the value of their investment, or an annualized return of 4.08%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the three months ended March 31, 2021 and March 31, 2020, and the period from commencement to March 31, 2021. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2021	2020	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	5.04%	(14.43)%	28.67%	4.08%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021, we had twenty one unfunded commitments totaling $8.8 million as compared to twenty two unfunded commitments totaling $10.6 million as of December 31, 2020. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Cash	$8,312	$10,058
Restricted cash (1)	37,437	24,341
Unused borrowing capacity	18,333	21,667
Principal receivable	3,227	939
Unfunded investment commitments	(8,763)	(10,616)
Other net working capital (2)	(79)	1,250
Total operational liquidity	$58,467	$47,639

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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	March 31, 2021
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$110,000	$—	$110,000	$—	$—
Interest on borrowings (1) (2)	5,228	2,991	2,237	—	—
Unused commitment fee (1)	139	139	—	—	—
Total - Financings	$115,367	$3,130	$112,237	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$133,862	$—	$133,862	$—	$—
GCIF 2019 (3)	39,593	—	39,593	—
Total Liquidation of Feeder Funds' Investments	$173,455	$—	$173,455	$—	$—
______________
(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of March 31, 2021 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after March 31, 2021 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.
(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2021. In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds on or before December 31, 2022. The Feeder Funds intend to, in turn, make liquidating distributions to their own shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their respective assets on or before December 31, 2022.
As of March 31, 2021, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.

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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Investments classified as Level 3 fair value	$157,322	$191,468
Total investments at fair value	$260,902	$291,949
Total assets	$311,719	$329,927
Percentage of investment portfolio classified as Level 3 fair value	60.3%	65.6%
Percentage of total assets classified as Level 3 fair value	50.5%	58.0%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2021 and December 31, 2020 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Fair Value of Level 3 Investments at Period End	$157,322	$247,795
Fair Value Assuming a 5% Increase in Value	165,188	260,185

Increase in unrealized appreciation	7,866	12,390
(Increase) in management fees (1)	(34)	(54)
(Increase) in performance based incentive fee (2)	(1,573)	(2,478)
Increase in net assets resulting from operations	$6,259	$9,858

Weighted average Common Shares outstanding (basic and diluted)	26,144,459	27,507,691
Common Shares outstanding at the end of the period	25,594,125	27,078,822

Increase in earnings per Common Share	$0.24	$0.36
Increase in net asset value per Common Share	$0.24	$0.36
_______________
(1)Increases in management fees for the periods ended March 31, 2021 and March 31, 2020 represent only 3 months' worth of the change to the Master Fund's management fees.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $128.3 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of March 31, 2021 and December 31, 2020, we had borrowed $110.0 million and $130.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 97.6% of our debt investments (97.1% of our total investments), or $253.5 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of March 31, 2021.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(408)	$(550)	$142	$0.01
+50 bps	414	550	(136)	(0.01)
+100 bps	1,107	1,100	7	—
+150 bps	2,327	1,650	677	0.03
+200 bps	3,586	2,200	1,386	0.05
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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2021 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 7, 2021, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2021, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020.
Liquidation Risk. The Master Fund and the Feeder Funds are in the process of liquidation and dissolution. They are dependent on the Advisor’s expertise in the private credit market and its ability to liquidate the Master Fund’s portfolio in an orderly fashion to maximize value for shareholders and provide shareholders with liquidity. Although the Advisor is conducting an orderly disposal of the Master Fund’s investments, it is possible that, due to a market or political disruption during the liquidation of the Master Fund and the Feeder Funds, including a potential resurgence of COVID-19, the Master Fund may receive depressed prices for its securities below what the Advisor believes it would receive in the absence of any disruption. The reduction in the Master Fund's and the Feeder Fund’s net assets that result from the liquidation may result in increased expense ratios, as certain fixed expenses would be spread across a smaller asset base, and the Master Fund and the Feeder Funds may bear costs and expenses relating to the liquidation, including increased legal fees and costs of insurance.
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
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year, which may be more difficult to achieve as we liquidate our portfolio. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled (as determined under applicable Code rules) by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) Not applicable.
(c) The Master Fund had implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 30, 2021.
The following table provides information concerning our repurchases of Common Shares for the quarter ended March 31, 2021:

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2021		—	—	—	—
February 1 to February 28, 2021		—	—	—	—
March 1 to March 31, 2021	(1)	678,493	7.78	678,493	—
Total		678,493		678,493	—
___________________
(1)The maximum number of shares available for repurchase on March 12, 2021 was 678,493 shares.

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

Guggenheim Credit Income Fund

Date:	May 13, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Cielo M. Ordonez
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