Form 10-Q
period 2021-06-30
GUGGENHEIM CREDIT INCOME FUND
filed 2021-08-13
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 25,594,125 common shares outstanding as of August 10, 2021.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $206,902 and $308,540, respectively)	$205,669	$291,949
Cash	7,784	10,058
Restricted cash	44,930	24,341
Collateral deposits for foreign currency forward contracts	—	520
Interest and dividend income receivable	1,306	1,882
Principal receivable	5,444	939
Receivable from related parties	14	39
Unrealized appreciation of foreign currency forward contracts	247	—
Prepaid expenses and other assets	66	199
Total assets	$265,460	$329,927

Liabilities
Credit facility payable, net of financing costs	$79,432	$129,243
Unrealized depreciation on foreign currency forward contracts	—	768
Accrued management fee	408	508
Payable to related parties	83	145
Collateral payable for foreign currency forward contracts	260	—
Accounts payable, accrued expenses and other liabilities	578	538
Total liabilities	80,761	131,202
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$184,699	$198,725

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 26,272,618 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$26	$26
Paid-in-capital in excess of par value	196,334	223,462
Accumulated loss, net of distributions	(11,661)	(24,763)
Net assets	$184,699	$198,725
Net asset value per Common Share	$7.22	$7.56
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest income	$5,158	$6,762	$10,068	$14,330
PIK interest income	53	197	150	291
Dividend income	99	203	111	456
Fee income	70	34	195	232
Total investment income	5,380	7,196	10,524	15,309
Operating Expenses
Interest expense and other financing costs	778	1,447	1,728	3,304
Management fee	1,294	1,524	2,691	3,161
Administrative services	50	44	93	93
Custody services	24	24	48	49
Trustees fees	84	80	167	174
Related party reimbursements	84	154	216	348
Professional services fees	205	217	406	433
Other expenses	71	91	139	133
Total expenses	2,590	3,581	5,488	7,695
Net investment income	2,790	3,615	5,036	7,614
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(1,806)	(2,339)	(1,352)	(635)
Foreign currency forward contracts	(96)	42	(1,120)	1,051
Foreign currency transactions	12	4	(20)	161
Net realized gains (losses)	(1,890)	(2,293)	(2,492)	577
Net change in unrealized appreciation (depreciation) on:
Investments	8,039	16,008	15,358	(21,128)
Foreign currency forward contracts	35	17	1,015	495
Foreign currency transactions	—	—	(1)	(1)
Net change in unrealized appreciation (depreciation)	8,074	16,025	16,372	(20,634)
Net realized and unrealized gains (losses)	6,184	13,732	13,880	(20,057)
Net increase (decrease) in net assets resulting from operations	$8,974	$17,347	$18,916	$(12,443)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.11	$0.13	$0.19	$0.28
Earnings (loss) per Common Share - basic and diluted	$0.35	$0.64	$0.73	$(0.46)
Weighted average Common Shares outstanding - basic and diluted	25,594,125	27,040,652	25,867,772	27,274,171
Distribution per Common Share	$0.98	$0.13	$1.08	$0.28

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	26,272,618	$26	$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—	—	2,246	2,246
Net realized losses	—	—	—	(602)	(602)
Net change in unrealized appreciation	—	—	—	8,298	8,298
Net increase in net assets resulting from operations	—	—	—	9,942	9,942
Shareholder distributions:
Distributions from earnings	—	—	—	(2,581)	(2,581)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(2,581)	(2,581)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—	(5,278)	—	(5,278)
Net increase (decrease) for the period	(678,493)	—	(5,278)	7,361	2,083
Balance at March 31, 2021	25,594,125	$26	$218,184	$(17,402)	$200,808
Operations:
Net investment income	—	—	—	2,790	2,790
Net realized losses	—	—	—	(1,890)	(1,890)
Net change in unrealized appreciation	—	—	—	8,074	8,074
Net increase in net assets resulting from operations	—	—	—	8,974	8,974
Shareholder distributions:
Distributions from earnings	—	—	—	(3,233)	(3,233)
Distributions representing a return of capital	—	—	(21,850)	—	(21,850)
Net decrease in net assets resulting from shareholder distributions	—	—	(21,850)	(3,233)	(25,083)
Net decrease for the period	—	—	(21,850)	5,741	(16,109)
Balance at June 30, 2021	25,594,125	$26	$196,334	$(11,661)	$184,699

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	3,999	3,999
Net realized gains	—	—		—	2,870	2,870
Net change in unrealized depreciation	—	—		—	(36,659)	(36,659)
Net decrease in net assets resulting from operations	—	—		—	(29,790)	(29,790)
Shareholder distributions:
Distributions from earnings	—	—		—	(4,066)	(4,066)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,066)	(4,066)
Capital share transactions:
Issuance of Common Shares	639,552	1		4,999	—	5,000
Repurchase of Common Shares	(718,264)	(1)		(5,494)	—	(5,495)
Net decrease in net assets resulting from capital share transactions	(78,712)	—		(495)	—	(495)
Net decrease for the period	(78,712)	—		(495)	(33,856)	(34,351)
Balance at March 31, 2020	27,078,822	$27		$229,501	$(52,682)	$176,846
Operations:
Net investment income	—	—		—	3,615	3,615
Net realized losses	—	—		—	(2,293)	(2,293)
Net change in unrealized appreciation	—	—		—	16,025	16,025
Net increase in net assets resulting from operations	—	—		—	17,347	17,347
Shareholder distributions:
Distributions from earnings	—	—		—	(3,624)	(3,624)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,624)	(3,624)
Capital share transactions:
Repurchase of Common Shares	(267,193)	—	(1)	(1,838)	—	(1,838)
Net decrease in net assets resulting from capital share transactions	(267,193)	—		(1,838)	—	(1,838)
Net increase (decrease) for the period	(267,193)	—		(1,838)	13,723	11,885
Balance at June 30, 2020	26,811,629	$27		$227,663	$(38,959)	$188,731
_______________________
(1)Amount is less than $1,000

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$18,916	$(12,443)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(171)	(459)
Amortization of premium/accretion of discount, net	(493)	(682)
Proceeds from sales of investments	30,824	13,011
Proceeds from paydowns on investments	72,569	68,731
Net receipt of settlement of derivatives	825	3,308
Net payment of settlement of derivatives	(1,945)	(2,257)
Net realized (gains) losses on derivatives	1,120	(1,051)
Purchases of investments	(2,443)	(54,062)
Net realized losses on investments	1,352	635
Net change in unrealized (appreciation) depreciation on investments	(15,358)	21,128
Net change in unrealized appreciation on foreign currency forward contracts	(1,015)	(495)
Amortization of deferred financing costs	189	190
(Increase) decrease in operating assets:
Interest and dividend income receivable	576	379
Principal receivable	(4,505)	(3,656)
Receivable from related parties	25	15
Prepaid expenses and other assets	133	125
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	1,359
Accrued management fee	(100)	(69)
Payable to related parties	(62)	(40)
Collateral payable for foreign currency forward contracts	260	40
Accounts payable, accrued expenses and other liabilities	40	(178)
Net cash provided by operating activities	100,737	33,529
Financing activities
Issuance of Common Shares	—	5,000
Repurchase of Common Shares	(5,278)	(7,333)
Credit facility repayments	(50,000)	(15,000)
Distributions paid	(27,664)	(6,504)
Net cash used in financing activities	(82,942)	(23,837)
Net increase in restricted and unrestricted cash	17,795	9,692
Restricted and unrestricted cash, beginning of period	34,919	8,966
Restricted and unrestricted cash, end of period	$52,714	$18,658
Reconciliation of restricted and unrestricted cash
Cash	7,784	6,893
Restricted cash	44,930	11,765
Total restricted and unrestricted cash	$52,714	$18,658
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$1,521	$3,179
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 110.3%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	11,460	$11,286	$11,024	6.0%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	8.50%	8/30/2024	2,925	2,709	2,932	1.6%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.09%	11/1/2024	7,126	6,173	6,725	3.6%
Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.50%	5.25%	6/14/2024	1,217	1,209	1,214	0.7%
Total Automotive							21,377	21,895	11.9%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.58%	8/16/2024	£2,164	2,725	2,894	1.6%
Gladman Developments Ltd. (Delayed Draw)	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.58%	8/16/2024	£428	556	572	0.2%
Total Banking, Finance, Insurance & Real Estate							3,281	3,466	1.8%
Beverage, Food & Tobacco
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,128	724	1,065	0.6%
Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.50%	10/2/2022	4,913	4,888	4,902	2.7%
Total Beverage, Food & Tobacco							5,612	5,967	3.3%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,980	1.1%
Total Capital Equipment							2,000	1,980	1.1%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	5,096	5,072	5,074	2.7%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(67)	(64)	—%
							5,005	5,010	2.7%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	4.35%	6/26/2026	980	969	970	0.5%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/24/2024	217	163	167	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+6.00%	8.00%	7/23/2025	6,886	6,767	6,812	3.7%
							6,930	6,979	3.8%
Total Chemicals, Plastics & Rubber							12,904	12,959	7.0%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/26/2023	5,303	5,269	5,286	2.8%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.25%	6/26/2024	6,000	5,937	5,897	3.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.35%	6/24/2022	97	86	87	—%
							11,292	11,270	6.0%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	866	860	868	0.5%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	8.59%	6/15/2026	1,588	1,531	1,597	0.9%
							2,391	2,465	1.4%
Total Construction & Building							13,683	13,735	7.4%
Consumer Goods: Non-Durable
Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	3,728	3,709	3,694	2.0%
Galls LLC (Delayed Draw B)	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	547	544	542	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.75%	1/31/2024	593	555	558	0.3%
							4,808	4,794	2.6%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.60%	12/19/2025	3,959	3,585	3,907	2.1%
Total Consumer Goods: Non-Durable							8,393	8,701	4.7%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	5.60%	4/29/2026	1,181	1,173	1,177	0.6%
Total Consumer Goods: Durable							1,173	1,177	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.	(14)	Senior Secured Loans - First Lien	L+7.25%	8.75%	12/22/2023	4,888	4,368	4,551	2.5%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	3.36%	3/28/2025	1,950	1,857	1,920	1.0%
Pelican Products Inc		Senior Secured Loans - First Lien	L+3.50%	4.50%	5/1/2025	3,948	3,459	3,928	2.1%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	5.50%	5/26/2023	3,325	3,313	3,325	1.8%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	9.50%	11/26/2023	3,000	2,980	2,925	1.6%
							6,293	6,250	3.4%
Total Containers, Packaging & Glass							15,977	16,649	9.0%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	2,171	850	0.5%
Basic Energy Services Inc	(13)(14)(15)	Senior Secured Bonds	N/A	11.00%	5/15/2021	170	153	153	0.1%
Penn Virginia	(11)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/30/2024	2,189	2,147	2,165	1.2%
Permian Production Partners	(13)(14)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	11/23/2025	808	390	728	0.3%
Total Energy: Oil & Gas							4,861	3,896	2.1%
Healthcare & Pharmaceuticals

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,970	7,818	4.2%
Total Healthcare & Pharmaceuticals							7,970	7,818	4.2%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.59%	1/23/2025	2,323	2,320	2,254	1.2%
Golden Nugget	(13)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	11	11	13	—%
Total Hotel, Gaming & Leisure							2,331	2,267	1.2%
Media: Advertising, Printing & Publishing
Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	7.25%	11/19/2024	32	30	32	—%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.75%	5.75%	11/1/2024	1,631	1,615	1,636	0.9%
McGraw-Hill Global Education Holdings	(13)	Senior Secured Bonds	N/A	8.00%	11/30/2024	1,259	1,214	1,289	0.7%
							2,829	2,925	1.6%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	6/15/2024	7,988	7,961	7,930	4.3%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(18)	(17)	—%
							7,943	7,913	4.3%
Total Media: Advertising, Printing & Publishing							10,802	10,870	5.9%
Metals & Mining
Polyvision Corp.	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	3,564	3,528	3,403	1.8%
Polyvision Corp.	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	1,004	994	959	0.5%
Polyvision Corp. (Delayed Draw)	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	138	138	132	0.1%
Polyvision Corp. (Revolver)	(9)(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	8/21/2025	690	620	637	0.3%
Total Metals & Mining							5,280	5,131	2.7%
Retail
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	9,600	9,507	9,040	4.9%

Save-a-Lot	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	8.00%	3/12/2024	939	853	991	0.5%
Save-a-Lot	(13)(14)	Senior Secured Loans - Second Lien	L+11.75%	11.75%	10/1/2024	1,162	1,973	1,032	0.6%
							2,826	2,023	1.1%
Total Retail							12,333	11,063	6.0%
Services: Business
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.34%	6/16/2025	£2,060	2,579	2,751	1.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	6.65%	6/16/2025	890	859	865	0.5%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(31)	(32)	—%
							3,407	3,584	2.0%

Cast & Crew Payroll		Senior Secured Loans - First Lien	L+3.75%	3.85%	1/16/2026	2,875	2,512	2,864	1.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	4.61%	4/3/2025	2,777	2,739	2,684	1.5%

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	4,522	4,437	4,069	2.2%
Hersha Hospitality Management (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	218	190	76	—%
							4,627	4,145	2.2%

PSI Services LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	250	249	222	0.1%
PSI Services LLC (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	(2)	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	423	423	419	0.2%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,823	2,789	2,798	1.5%
							3,461	3,437	1.8%

SLR Consulting	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	4.20%	6/23/2025	1,588	1,562	1,554	0.9%
SLR Consulting (Delayed Draw)	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.50%	5/23/2025	494	512	513	0.3%
							2,074	2,067	1.2%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.25%	7/12/2025	3,069	2,958	3,046	1.6%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.19%	7/10/2026	5,000	4,742	4,125	2.2%
Total Services: Business							26,520	25,952	14.1%
Technology
Acquia Inc. (Term Loan)	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/31/2025	1,789	1,754	1,773	1.0%
Acquia Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/31/2025	17	13	(2)	—%
							1,767	1,771	1.0%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(8)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.00%	4.10%	9/4/2026	855	853	848	0.5%
							840	840	0.5%

Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,855	4,868	2.6%
Apptio, Inc. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	12/3/2024	131	106	107	0.1%
							4,961	4,975	2.7%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.33%	6/8/2024	£2,638	3,359	3,649	2.0%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.03%	6/8/2024	£338	426	934	0.5%
							3,785	4,583	2.5%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.74%	4/28/2025	1,931	1,908	1,920	1.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.99%	4/27/2026	462	455	459	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.60%	4/28/2025	3,048	3,019	3,032	1.7%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.60%	4/27/2026	4,696	4,647	4,665	2.5%
							10,029	10,076	5.4%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	637	628	634	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£530	735	730	0.4%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€97	118	115	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£326	424	449	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	2,211	2,178	2,201	1.2%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	3/6/2026	€289	317	341	0.2%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€661	706	780	0.4%
							5,106	5,250	2.8%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	939	936	933	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	499	499	496	0.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	181	181	180	0.1%
							1,616	1,609	0.9%

Wide Orbit, Inc.	(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,670	3,636	3,636	2.0%
Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(29)	—%
							3,636	3,607	2.0%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	1,320	1,303	1,309	0.7%
Total Technology							33,043	34,020	18.5%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.59%	7/23/2025	2,197	2,189	2,183	1.2%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	7.59%	7/23/2026	2,500	2,479	2,375	1.3%
Toal Telecommunications							4,668	4,558	2.5%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,930	5,895	3.2%
Total Utilities: Electric							5,930	5,895	3.2%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	5.60%	10/31/2025	5,831	5,710	5,801	3.1%
Total Utilities: Oil & Gas							5,710	5,801	3.1%
Total Debt Investments							$203,848	$203,800	110.3%

Equity investments - 1.0%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		128	$16	$7	—%
Total Beverage, Food & Tobacco							16	7	—%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	613	0.4%
Permian Production Partners	(13)(15)	Equity and Other	N/A	N/A		203,022	—	258	0.1%
Total Energy: Oil & Gas							2,777	871	0.5%
Retail
Save-a-Lot	(13)(15)	Equity and Other	N/A	N/A		53,097	—	372	0.2%
Total Retail							—	372	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Technology
Onyx CenterSource	(13)(15)	Equity and Other	N/A	N/A		952,410	—	238	0.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	330	0.2%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	51	—%
Total Technology							261	619	0.3%
Total Equity Investments							$3,054	$1,869	1.0%

Total Investments - 111.3%							$206,902	$205,669	111.3%

June 30, 2021 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	7/16/2021	$1,319	€1,087	—	$29	—%
JPMorgan Chase Bank	7/16/2021	$12,286	£8,723	—	$219	0.1%
JPMorgan Chase Bank	7/16/2021	£47	$66	—	$(1)	—%
					$247	0.1%
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of June 30, 2021, LIBO rates ranged between 0.10% for 1-month LIBOR to 0.15% for 3-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2021.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
(8)As of June 30, 2021, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6.2 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $8.7 million; the net unrealized depreciation was $2.5 million; the aggregate cost of securities for Federal income tax purposes was $208.4 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of June 30, 2021 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of June 30, 2021, qualifying assets represented 89% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of June 30, 2021.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of June 30, 2021; (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Basic Energy Services Inc	11.00%	11.00%	—	The Portfolio Company may elect PIK up to 11.00%.
Bioplan USA, Inc.	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC (Delayed Draw)	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Kerridge Commercial Systems (GBP Term Loan)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (USD Term Loan)	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (GBP Delayed Draw)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Euro Delayed Draw)	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%
Polyvision Corp. (Delayed Draw)	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%
Polyvision Corp. (Revolver)	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%
Save-A-Lot	L+8.00%	7.00%	L+1.00%	The Portfolio Company may elect PIK up to 7.00%.
Save-A-Lot	L+11.75%	10.75%	L+1.00%	The Portfolio Company may elect PIK up to 10.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of June 30, 2021, meaning that the Master Fund has ceased recognizing interest income on these investments. As of June 30, 2021, debt investments on non-accrual status represented 1.0% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively.
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
As of June 30, 2021, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2021, open U.S. Federal and state income tax years include the tax years ended December 31, 2017 through December 31, 2020. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Consolidated Financial Statements (Unaudited)
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of June 30, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$167,636	$170,558	82.9%	$259,881	$251,882	86.2%
Senior secured loans - second lien	30,674	28,970	14.1	33,662	29,682	10.2
Senior secured bonds	5,538	4,272	2.1	6,171	4,831	1.7
Senior unsecured debt	—	—	—	3,329	3,349	1.1
Total senior debt	$203,848	$203,800	99.1%	$303,043	$289,744	99.2%
Equity and other	3,054	1,869	0.9	5,497	2,205	0.8
Total investments	$206,902	$205,669	100.0%	$308,540	$291,949	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2021			December 31, 2020
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$33,304	$34,639	16.8%	$67,846	$63,848	21.9%
Services: Business	26,520	25,952	12.6	30,583	29,291	10.0
Automotive	21,377	21,895	10.6	26,998	27,044	9.3
Containers, Packaging & Glass	15,977	16,649	8.1	16,488	14,728	5.0
Construction & Building	13,683	13,735	6.7	13,757	13,729	4.7
Chemicals, Plastics & Rubber	12,904	12,959	6.3	18,377	18,395	6.3
Retail	12,333	11,435	5.6	18,349	14,065	4.8
Media: Advertising, Printing & Publishing	10,802	10,870	5.3	21,127	20,924	7.2
Consumer Goods: Non-Durable	8,393	8,701	4.2	11,959	12,339	4.2
Healthcare & Pharmaceuticals	7,970	7,818	3.8	7,965	7,975	2.7
Beverage, Food & Tobacco	5,628	5,974	2.9	28,271	28,477	9.8
Utilities: Electric	5,930	5,895	2.9	5,922	5,880	2.0
Utilities: Oil & Gas	5,710	5,801	2.8	5,729	5,451	1.9
Metals & Mining	5,280	5,131	2.5	5,004	4,834	1.7
Energy: Oil & Gas	7,638	4,767	2.3	8,529	3,501	1.2
Telecommunications	4,668	4,558	2.2	4,678	4,430	1.5
Banking, Finance, Insurance & Real Estate (1)	3,281	3,466	1.7	6,006	6,215	2.1
Hotel, Gaming & Leisure	2,331	2,267	1.1	3,289	3,194	1.1
Capital Equipment	2,000	1,980	1.0	2,000	1,975	0.7
Consumer Goods: Durable	1,173	1,177	0.6	1,233	1,193	0.4
Aerospace & Defense	—	—	—	4,333	4,360	1.5
Transportation: Consumer	—	—	—	97	101	—
Total investments	$206,902	$205,669	100.0%	$308,540	$291,949	100.0%

Notes to Consolidated Financial Statements (Unaudited)
______________
(1)Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of June 30, 2021 and December 31, 2020.

Geographic Dispersion	June 30, 2021	December 31, 2020
United States of America	92.0%	84.9%
United Kingdom	7.0	9.8
Canada	1.0	3.5
Italy	—	1.8
Total investments	100.0%	100.0%
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
The following tables present the Master Fund's open foreign currency forward contracts as of June 30, 2021 and December 31, 2020:

June 30, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	July 16, 2021	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,087	$1,319	$1,290	$29
GBP	July 16, 2021	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,723	12,286	12,067	219
GBP	July 16, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£47	65	66	(1)
Total					$13,670	$13,423	$247

December 31, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,063	$1,291	$1,299	$(8)
GBP	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,334	25,682	26,442	(760)
Total					$26,973	$27,741	$(768)

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and six months ended June 30, 2021 and June 30, 2020:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement Location	2021	2020	2021	2020
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(96)	$42	$(1,120)	$1,051
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	35	17	1,015	495
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(61)	$59	$(105)	$1,546
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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of June 30, 2021 and December 31, 2020:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
June 30, 2021	JP Morgan Chase Bank, N.A.	$247	$—	$(260)	$(13)
December 31, 2020	JP Morgan Chase Bank, N.A.	$—	$(768)	$520	$(248)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of June 30, 2021 and December 31, 2020, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$68,621	$101,937	$170,558
Senior secured loans - second lien	—	9,129	19,841	28,970
Senior secured bonds	—	4,119	153	4,272
Senior unsecured debt	—	—	—	—
Total senior debt	$—	$81,869	$121,931	$203,800
Equity and other	—	—	1,869	1,869
Total investments	$—	$81,869	$123,800	$205,669
Percentage	0.0%	39.8%	60.2%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$247	$—	$247

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$84,369	$167,513	$251,882
Senior secured loans - second lien	—	10,060	19,622	29,682
Senior secured bonds	—	4,831	—	4,831
Senior unsecured debt	—	1,221	2,128	3,349
Total senior debt	$—	$100,481	$189,263	$289,744
Equity and other	—	—	2,205	2,205
Total investments	$—	$100,481	$191,468	$291,949
Percentage	0.0%	34.4%	65.6%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(768)	$—	$(768)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2021 and December 31, 2020:

June 30, 2021
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$90,268	Yield analysis	Yield	6.82%	4.13% - 13.00%	Decrease
	$934	Transacted value	Potential transaction	200.00	200.00	Increase
		Discounted cash flow	EBITDA multiple	11.8x	11.8x	Increase
Senior secured loans - second lien	$16,916	Yield analysis	Yield	8.90%	8.07% - 9.46%	Decrease
Equity and other	$238	Transacted value	Potential transaction	0.25	0.25	Increase
	$51	Market comparable	EBITDA multiple	17.9x	17.9x	Increase
		Market comparable	Discount rate	25.0%	25.0%	Increase
	$870	Market comparable	Cash Flow Multiple	4x	4x	Increase
		Market comparable	Oil production multiple (7)	23532.7x	23532x - 23533x	Increase
		Market comparable	Oil reserve multiple (7)	9.7x	9.7x	Increase
	$338	Discounted cash flow	EBITDA multiple	18x	18x	Increase
		Discounted cash flow	Discount Rate	17.50%	17.50%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	8.00%	8.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	5.8x - 13x	12.8x	Increase
Senior Secured Bonds	$153	Transacted value	Cost	90.00	90.00	Increase
Total	$109,768
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

Notes to Consolidated Financial Statements (Unaudited)
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2021, the Master Fund had investments of this nature measured at fair value totaling $14.0 million.
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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended June 30, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of April 1, 2021	$135,445	$20,619	$—	$1,258	$157,322
Additions (1)	632	1	153	—	786
Sales and repayments (2)	(40,803)	—	—	(4)	(40,807)
Net realized gains (losses) (3)	(1,854)	—	—	4	(1,850)
Net change in unrealized appreciation (depreciation) on investments (4)	6,213	200	—	611	7,024
Net discount accretion	90	11	—	—	101
Transfers into Level 3 (5)	3,178	—	—	—	3,178
Transfers out of Level 3 (6)	(964)	(990)	—	—	(1,954)
Fair value balance as of June 30, 2021	$101,937	$19,841	$153	$1,869	$123,800
Change in net unrealized appreciation on investments held as of June 30, 2021	$1,186	$199	$—	$614	$1,999

	For the Six Months Ended June 30, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2021	$167,513	$19,622	$—	$2,128	$2,205	$191,468
Additions (1)	2,368	32	153	—	—	2,553
Sales and repayments (2)	(75,043)	—	—	(2,118)	(1,654)	(78,815)
Net realized gains (losses) (3)	(563)	—	—	21	(789)	(1,331)
Net change in unrealized appreciation (depreciation) on investments (4)	5,497	285	—	(29)	2,107	7,860
Net discount accretion	204	(38)	—	(2)	—	164
Transfers into Level 3 (5)	8,164	2,700	—	—	—	10,864
Transfers out of Level 3 (6)	(6,203)	(2,760)	—	—	—	(8,963)
Fair value balance as of June 30, 2021	$101,937	$19,841	$153	$—	$1,869	$123,800
Change in net unrealized appreciation on investments held as of June 30, 2021	$1,502	$233	$—	$—	$1,735	$3,470
_______________
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
(5)For the three and six months ended June 30, 2021, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements (Unaudited)
(6)For the three and six months ended June 30, 2021, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
_______________
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
(5)For the three and six months ended June 30, 2020, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.
(6)For the three and six months ended June 30, 2020, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2021, approximates its carrying value.

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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2021 and June 30, 2020 :

Related Party (1) (2)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Source Agreement & Description	2021	2020	2021	2020
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,294	$1,524	$2,691	$3,161
Guggenheim	Administrative Services Agreement - expense reimbursement	84	154	216	348
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	4	9	11	16
_______________
(1)Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

Notes to Consolidated Financial Statements (Unaudited)
(2)As of June 30, 2021 and June 30, 2020, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of June 30, 2021, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of June 30, 2021, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $93.3 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of June 30, 2021 and December 31, 2020 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
June 30, 2021	$93,333	$80,000	$79,432	2.62%	12/29/22	1.5	years
December 31, 2020	$151,667	$130,000	$129,243	2.73%	12/29/22	2.0	years
_______________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of June 30, 2021 and December 31, 2020) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)
The components of the Master Fund's interest expense and other financing costs for the three and six months ended June 30, 2021 and June 30, 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Stated interest expense	$642	$1,312	$1,449	$3,040
Unused/undrawn fees	41	40	90	74
Amortization of deferred financing costs	95	95	189	190
Total interest expense and other financing costs	$778	$1,447	$1,728	$3,304
Average borrowings	$95,000	$159,242	$106,768	$160,478

Weighted average interest rate (1)	2.84%	3.36%	2.87%	3.84%
Amortized financing costs	0.39%	0.24%	0.35%	0.23%
Total borrowing cost	3.23%	3.60%	3.22%	4.07%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2021 and December 31, 2020, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	June 30, 2021	December 31, 2020
Aceto Chemical (Revolver)	$800	$640
Acquia Inc. (Revolver)	194	211
Advicent Solutions (Revolver)	—	339
Alexander Mann Solutions (Revolver) (2)	446	446
Allvue Systems (Revolver)	132	132
Apptio, Inc. (Revolver)	196	326
Arcline FM Holdings LLC (Revolver)	—	291
Boats Group (Revolver)	—	1,000
GAL Manufacturing (Revolver)	336	309
Galls LLC (Revolver)	19	318
Gladman Developments Ltd. (Delayed Draw) (2)	—	706
Hersha Hospitality Management (Delayed Draw)	1,204	1,594
Lytx, Inc. (Delayed Draw)	—	1,540
Mavis Tire Express Services Corp. (Revolver)	—	217
Polyvision Corp. (Delayed Draw)	—	325
Polyvision Corp. (Revolver)	239	520
PSI Services LLC (Delayed Draw)	239	239
PSI Services LLC (Revolver)	48	195
Seal For Life Industries US LLC (Revolver)	433	433
Trader Interactive (Revolver)	346	242
Velocity Holdings US (Revolver)	—	300
Wide Orbit (Revolver)	293	293
Total Unfunded Commitments	$4,925	$10,616

Notes to Consolidated Financial Statements (Unaudited)
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the June 30, 2021 and December 31, 2020 exchange rates, respectively.
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
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2021 and June 30, 2020:

	For the Six Months Ended June 30,
	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.56	$7.78
Net investment income (1)	0.19	0.28
Net realized gains (losses) (1)	(0.10)	0.02
Net change in unrealized appreciation (depreciation) (2)	0.65	(0.76)
Net increase (decrease) resulting from operations	0.74	(0.46)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.23)	(0.28)
Distributions representing return of capital	(0.85)	—
Net decrease resulting from distributions	(1.08)	(0.28)
Net asset value, end of period	$7.22	$7.04

INVESTMENT RETURNS
Total investment return (4)	9.73%	(5.83)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$184,699	$188,731
Average net assets (5)	$200,252	$196,940
Common Shares outstanding, end of period	25,594,125	26,811,629
Weighted average Common Shares outstanding	25,867,772	27,274,171

Ratios-to-average net assets: (5)
Total expenses	2.74%	3.91%
Net investment income	2.52%	3.87%

Average outstanding borrowings (5)	$106,768	$160,478
Portfolio turnover rate (5) (6)	1.0%	16%
Asset coverage ratio (7)	3.31	2.20
_______________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

Notes to Consolidated Financial Statements (Unaudited)
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of June 30, 2021, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.
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

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the six months ended June 30, 2021 and June 30, 2020:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
			$1.07821	$27,664

For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
			$0.28200	$7,690
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
Plan of Liquidation
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund began to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds have and intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Number of Portfolio Companies at beginning of Year	75	—	—
Number of Portfolio Companies at end of Period	54	—	—
YTD Portfolio sales and repayments	$103,393	$—	$—
YTD Liquidating Distributions Paid	$(27,664)	$(18,878)	$(5,588)
YTD paydown of Hamilton Credit Facility	$(50,000)	$—	$—
YTD Percentage of December 31, 2020 NAV Distributed	14.26%	14.50%	14.14%
Net Assets at beginning of Year	$198,725	$131,758	$40,956
Net Assets at end of period	$184,699	$124,372	$37,372
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of June 30, 2021 and December 31, 2020 and (ii) for the six months ended June 30, 2021 and June 30, 2020:

	As of
	June 30, 2021	December 31, 2020
Total assets	$265,460	$329,927
Adjusted total assets (total assets net of payable for investments purchased)	$265,460	$329,927
Investments in portfolio companies, at fair value	$205,669	$291,949
Borrowings	$80,000	$130,000
Net assets	$184,699	$198,725
Net asset value per Common Share	$7.22	$7.56
Leverage ratio (borrowings/adjusted total assets)	30.1%	39.4%

	For the Six Months Ended June 30,
	2021	2020
Average net assets	$200,252	$196,940
Average borrowings	$106,768	$160,478
Cost of investments purchased	$2,443	$54,062
Sales of investments	$30,824	$13,011
Principal payments	$72,569	$68,731
Net investment income	$5,036	$7,614
Net realized gains (losses)	$(2,492)	$577
Net change in unrealized appreciation (depreciation)	$16,372	$(20,634)
Net increase (decrease) in net assets resulting from operations	$18,916	$(12,443)
Total distributions to shareholders	$27,664	$7,690
Net investment income per Common Share - basic and diluted	$0.19	$0.28
Earnings (loss) per Common Share - basic and diluted	$0.73	$(0.46)
Distributions per Common Share	$1.08	$0.28
Portfolio and Investment Activity for the Three and Six Months Ended June 30, 2021
The following table presents our new investment commitments for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$—	—%	$—	—%
Syndicated transactions	151	100.0%	248	100.0%
Total investment commitments entered during the period	$151	100.0%	$248	100.0%

The following table presents our portfolio company activity for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Portfolio companies at beginning of period	67	75
Number of added portfolio companies	—	—
Number of exited portfolio companies	(13)	(21)
Portfolio companies at period end	54	54

Number of debt investments at period end	92	92
Number of equity/other investments at period end	7	7
The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the six months ended June 30, 2021:

	Balance as of January 1, 2021	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of June 30, 2021
Senior secured loans - first lien	$251,882	$2,290	$(96,776)	$13,162	$170,558
Senior secured loans - second lien	29,682	—	(783)	71	28,970
Senior secured bonds	4,831	153	(854)	142	4,272
Senior unsecured debt	3,349	—	(3,326)	(23)	—
Total senior debt	$289,744	$2,443	$(101,739)	$13,352	$203,800
Equity and other	2,205	—	(1,654)	1,318	1,869
Total	$291,949	$2,443	$(103,393)	$14,670	$205,669
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021		December 31, 2020
Weighted average purchase price of debt investments (1)	95.5%		95.9%
Weighted average duration of debt investments (2)	1.2	years	1.4	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.0%		5.2%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.4%		3.4%
Number of debt investments on non-accrual status	1		3

Floating interest rate debt investments:
Percent of debt portfolio (3)	98.0%		97.2%
Percent of floating rate debt investments with interest rate floors (3)	63.3%		70.2%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	599	bps	588	bps
3-month LIBOR	15	bps	24	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	2.0%		2.8%
Weighted average coupon rate	6.3%		7.7%
Weighted average years to maturity	2.3	years	2.9	years

Weighted average effective yields
Senior secured loans - first lien (4)	7.7%		7.7%
Senior secured loans - second lien (4)	8.5%		8.5%
Senior secured bonds (4)	4.9%		4.6%
Senior unsecured debt (4)	—%		11.1%
Total debt investments (4)	7.7%		7.8%
Total investments (5)	7.6%		7.7%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.10% for the 1 Month LIBOR to 0.16% for the 6 Month LIBOR on June 30, 2021. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2021	$170	0.1%	$14,678	4.7%
2022	6,629	3.1	27,704	8.8
2023	44,063	20.8	51,672	16.5
2024	55,768	26.3	86,959	27.8
2025	71,916	34.0	91,209	29.1
2026	33,154	15.7	40,937	13.1
Total	$211,700	100.0%	$313,159	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of June 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act, as well as, all financial covenants within its credit facilities as of June 30, 2021. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
The decrease in accumulated unrealized depreciation as of June 30, 2021 as compared to accumulated unrealized depreciation as of December 31, 2020 is the result of partial recovery of the economy from the negative economic impact caused by COVID-19 pandemic.

Results of Operations
Operating results for the three and six months ended June 30, 2021 and June 30, 2020, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$5,380	$7,196	$10,524	$15,309
Total expenses	2,590	3,581	5,488	7,695
Net investment income	2,790	3,615	5,036	7,614
Net realized gains (losses)	(1,890)	(2,293)	(2,492)	577
Net change in unrealized appreciation (depreciation)	8,074	16,025	16,372	(20,634)
Net increase (decrease) in net assets resulting from operations	$8,974	$17,347	$18,916	$(12,443)
Investment Income
Interest and dividend income consisted of the following components for the three and six months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest income on debt securities:
Cash interest	$4,918	$6,471	$9,575	$13,648
PIK interest	53	197	150	291
Net accretion/amortization of discounts/premiums	240	291	493	682
Total interest on debt securities	5,211	6,959	10,218	14,621
PIK dividend	99	203	111	456
Total interest and dividend income	$5,310	$7,162	$10,329	$15,077
Average Investments at cost	$209,399	$352,008	$240,995	$358,911
Average Income Generating Investments at cost (1)	$204,175	$342,209	$228,490	$342,764
Income return (2)	2.60%	2.10%	4.52%	4.40%
_______________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments and decrease in the yield on our portfolio of investments. As of June 30, 2021 and June 30, 2020, yield on debt investments at cost was 7.7% and 7.7% respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and six months ended June 30, 2021 and June 30, 2020 :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Administrative agency fees	$3	$9	$11	$16
Amendment fees and other	67	25	184	216
Total fee income	$70	$34	$195	$232

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Fixed operating expenses:
Related party reimbursements (1)	$84	$154	$216	$348
Trustees fees	84	80	167	174
Professional services fees (2)	205	217	406	433
Other expenses	71	91	139	133
Total fixed operating expenses	444	542	928	1,088

Variable operating expenses:
Interest expense (3)	778	1,447	1,728	3,304
Administrative services (4)	50	44	93	93
Management fee	1,294	1,524	2,691	3,161
Custody services	24	24	48	49
Total variable operating expenses	2,146	3,039	4,560	6,607

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver)	—	—	—	—
Total performance-dependent expenses	—	—	—	—

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$2,590	$3,581	$5,488	$7,695
_______________
(1)Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the three and six months ended June 30, 2021 and June 30, 2020 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to decrease in interest rates and average borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. For the three months ended June 30, 2021 and June 30, 2020, total borrowing costs were 3.23% and 3.60%, respectively. For the three months ended June 30, 2021 and June 30, 2020, average borrowings for the period were $95,000 and $159,242, respectively.
The decrease in total expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. For the six months ended June 30, 2021 and June 30, 2020, total borrowing costs were 3.22% and 4.07%, respectively. For the six months ended June 30, 2021 and June 30, 2020, average borrowings for the period were $106,768 and $160,478, respectively.

Net Realized Gains (Losses)
For the three months ended June 30, 2021, we had dispositions and principal repayments of $62.6 million, resulting in net realized losses of $(1.8) million. For the six months ended June 30, 2021, we had dispositions and principal repayments of $103.4 million, resulting in net realized losses of $(1.4) million. For the three and six months ended June 30, 2021, we had realized losses from our foreign currency forward contracts of $(96.0) thousand and $(1.1) million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three months ended June 30, 2020, we had dispositions and principal repayments of $30.0 million, resulting in net realized losses of ($2.3) million. For the six months ended June 30, 2020, we had dispositions and principal repayments of $81.7 million, resulting in net realized losses of ($0.6) million. For the three and six months ended June 30, 2020, we had realized gains from our foreign currency forward contracts of $42.0 thousand and $1.1 million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three and six months ended June 30, 2021 and June 30, 2020, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investments	$(1,806)	$(2,339)	$(1,352)	$(635)
Foreign currency forward contracts	(96)	42	(1,120)	1,051
Foreign currency transactions	12	4	(20)	161
Net realized gains (losses)	$(1,890)	$(2,293)	$(2,492)	$577
Changes in Unrealized Appreciation (Depreciation)
For the three and six months ended June 30, 2021 and June 30, 2020, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investments	$8,039	$16,008	$15,358	$(21,128)
Foreign currency forward contracts	35	17	1,015	495
Foreign currency transactions	—	—	(1)	(1)
Net change in unrealized appreciation (depreciation)	$8,074	$16,025	$16,372	$(20,634)
For the three and six months ended June 30, 2021 and June 30, 2020, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized appreciation on all investments (1)	$9,477	$21,396	$19,378	$24,331
Unrealized depreciation on all investments (1)	(1,438)	(5,388)	(4,020)	(45,459)
Total net change in unrealized appreciation (depreciation) on all investments	$8,039	$16,008	$15,358	$(21,128)

Unrealized appreciation on Level 3 investments only (1)	$7,441	$8,993	$10,570	$9,440
Unrealized depreciation on Level 3 investments only (1)	(416)	(3,815)	(2,710)	(26,142)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$7,025	$5,178	$7,860	$(16,702)
_______________
(1)Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 34.42% increase in the value of their investment, or an annualized return of 4.62%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the six months ended June 30, 2021 and June 30, 2020, and the period from commencement to June 30, 2021. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Six Months Ended June 30,		Since Commencement
Company	Date Operations Commenced (2)	2021	2020	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	9.73%	(5.83)%	34.42%	4.62%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021, we had fourteen unfunded commitments totaling $4.9 million as compared to twenty two unfunded commitments totaling $10.6 million as of December 31, 2020. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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

Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Cash	$7,784	$10,058
Restricted cash (1)	44,930	24,341
Unused borrowing capacity	13,333	21,667
Principal receivable	5,444	939
Unfunded investment commitments	(4,925)	(10,616)
Other net working capital (2)	(9)	1,250
Total operational liquidity	$66,557	$47,639
_______________
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	June 30, 2021
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$80,000	$—	$80,000	$—	$—
Interest on borrowings (1) (2)	3,191	2,129	1,062	—	—
Unused commitment fee (1)	67	67	—	—	—
Total - Financings	$83,258	$2,196	$81,062	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$123,124	$—	$123,124	$—	$—
GCIF 2019 (3)	36,417	—	36,417	—
Total Liquidation of Feeder Funds' Investments	$159,541	$—	$159,541	$—	$—
_______________
(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of June 30, 2021 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after June 30, 2021 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of June 30, 2021. In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds on or before December 31, 2022. The Feeder Funds intend to, in turn, make liquidating distributions to their own shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their respective assets on or before December 31, 2022.
As of June 30, 2021, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Investments classified as Level 3 fair value	$123,800	$191,468
Total investments at fair value	$205,669	$291,949
Total assets	$265,460	$329,927
Percentage of investment portfolio classified as Level 3 fair value	60.2%	65.6%
Percentage of total assets classified as Level 3 fair value	46.6%	58.0%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2021 and December 31, 2020 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
Fair Value of Level 3 Investments at Period End	$123,800	$235,174
Fair Value Assuming a 5% Increase in Value	129,990	246,933

Increase in unrealized appreciation	6,190	11,759
(Increase) in management fees (1)	(54)	(103)
(Increase) in performance based incentive fee (2)	(1,238)	(2,352)
Increase in net assets resulting from operations	$4,898	$9,304

Weighted average Common Shares outstanding (basic and diluted)	25,867,772	27,274,171
Common Shares outstanding at the end of the period	25,594,125	26,811,629

Increase in earnings per Common Share	$0.19	$0.34
Increase in net asset value per Common Share	$0.19	$0.35
_______________
(1)Increases in management fees for the periods ended June 30, 2021 and June 30, 2020 represent only six months' worth of the change to the Master Fund's management fees.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $93.3 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of June 30, 2021 and December 31, 2020, we had borrowed $80.0 million and $130.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, 98.0% of our debt investments (97.1% of our total investments), or $199.7 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of June 30, 2021.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	363	400	(37)	—
+100 bps	893	800	93	—
+150 bps	1,868	1,200	668	0.03
+200 bps	2,883	1,600	1,283	0.05
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2021 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 10, 2021, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2021, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020.
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

Guggenheim Credit Income Fund

Date:	August 12, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Cielo M. Ordonez
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