Form 10-Q
period 2021-09-30
GUGGENHEIM CREDIT INCOME FUND
filed 2021-11-12
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 25,594,125 common shares outstanding as of November 10, 2021.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $162,028 and $308,540, respectively)	$161,912	$291,949
Cash and cash equivalents	33,037	10,058
Restricted cash	13,030	24,341
Collateral deposits for foreign currency forward contracts	—	520
Interest and dividend income receivable	1,027	1,882
Principal receivable	8,182	939
Receivable from related parties	22	39
Unrealized appreciation of foreign currency forward contracts	306	—
Prepaid expenses and other assets	80	199
Total assets	$217,596	$329,927

Liabilities
Credit facility payable, net of financing costs	$54,527	$129,243
Unrealized depreciation on foreign currency forward contracts	3	768
Accrued management fee	671	508
Payable to related parties	75	145
Collateral payable for foreign currency forward contracts	325	—
Accounts payable, accrued expenses and other liabilities	695	538
Total liabilities	56,296	131,202
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$161,300	$198,725

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 26,272,618 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$26	$26
Paid-in-capital in excess of par value	172,650	223,462
Accumulated loss, net of distributions	(11,376)	(24,763)
Net assets	$161,300	$198,725
Net asset value per Common Share	$6.30	$7.56
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest income	$3,545	$6,037	$13,613	$20,123
PIK interest income	120	395	270	930
Dividend income	109	214	220	670
Fee income	34	50	229	282
Total investment income	3,808	6,696	14,332	22,005
Operating Expenses
Interest expense and other financing costs	558	1,255	2,286	4,559
Management fee	1,066	1,549	3,757	4,710
Administrative services	46	39	139	132
Custody services	22	23	70	72
Trustees fees	76	88	243	262
Related party reimbursements	75	151	291	499
Professional services fees	206	218	612	651
Other expenses	71	67	210	200
Total expenses	2,120	3,390	7,608	11,085
Net investment income	1,688	3,306	6,724	10,920
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(1,462)	454	(2,814)	(181)
Foreign currency forward contracts	282	(383)	(838)	668
Foreign currency transactions	4	10	(16)	171
Net realized gains (losses)	(1,176)	81	(3,668)	658
Net change in unrealized appreciation (depreciation) on:
Investments	1,117	6,901	16,475	(14,227)
Foreign currency forward contracts	56	(605)	1,071	(110)
Foreign currency transactions	(1)	3	(2)	2
Net change in unrealized appreciation (depreciation)	1,172	6,299	17,544	(14,335)
Net realized and unrealized gains (losses)	(4)	6,380	13,876	(13,677)
Net increase (decrease) in net assets resulting from operations	$1,684	$9,686	$20,600	$(2,757)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.07	$0.12	$0.26	$0.40
Earnings (loss) per Common Share - basic and diluted	$0.07	$0.36	$0.80	$(0.10)
Weighted average Common Shares outstanding - basic and diluted	25,594,125	27,127,699	25,775,554	27,224,991
Distribution per Common Share	$0.98	$0.13	$2.06	$0.41

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	26,272,618	$26	$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—	—	2,246	2,246
Net realized losses	—	—	—	(602)	(602)
Net change in unrealized appreciation	—	—	—	8,298	8,298
Net increase in net assets resulting from operations	—	—	—	9,942	9,942
Shareholder distributions:
Distributions from earnings	—	—	—	(2,581)	(2,581)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(2,581)	(2,581)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—	(5,278)	—	(5,278)
Net increase (decrease) for the period	(678,493)	—	(5,278)	7,361	2,083
Balance at March 31, 2021	25,594,125	$26	$218,184	$(17,402)	$200,808
Operations:
Net investment income	—	—	—	2,790	2,790
Net realized losses	—	—	—	(1,890)	(1,890)
Net change in unrealized appreciation	—	—	—	8,074	8,074
Net increase in net assets resulting from operations	—	—	—	8,974	8,974
Shareholder distributions:
Distributions from earnings	—	—	—	(3,233)	(3,233)
Distributions representing a return of capital	—	—	(21,850)	—	(21,850)
Net decrease in net assets resulting from shareholder distributions	—	—	(21,850)	(3,233)	(25,083)
Net increase (decrease) for the period	—	—	(21,850)	5,741	(16,109)
Balance at June 30, 2021	25,594,125	$26	$196,334	$(11,661)	$184,699
Operations:
Net investment income	—	—	—	1,688	1,688
Net realized losses	—	—	—	(1,176)	(1,176)
Net change in unrealized appreciation	—	—	—	1,172	1,172
Net increase in net assets resulting from operations	—	—	—	1,684	1,684
Shareholder distributions:
Distributions from earnings	—	—	—	(1,399)	(1,399)
Distributions representing a return of capital	—	—	(23,684)	—	(23,684)
Net decrease in net assets resulting from shareholder distributions	—	—	(23,684)	(1,399)	(25,083)
Net increase (decrease) for the period	—	—	(23,684)	285	(23,399)
Balance at September 30, 2021	25,594,125	$26	$172,650	$(11,376)	$161,300

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	3,999	3,999
Net realized gains	—	—		—	2,870	2,870
Net change in unrealized depreciation	—	—		—	(36,659)	(36,659)
Net decrease in net assets resulting from operations	—	—		—	(29,790)	(29,790)
Shareholder distributions:
Distributions from earnings	—	—		—	(4,066)	(4,066)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(4,066)	(4,066)
Capital share transactions:
Issuance of Common Shares	639,552	1		4,999	—	5,000
Repurchase of Common Shares	(718,264)	(1)		(5,494)	—	(5,495)
Net decrease in net assets resulting from capital share transactions	(78,712)	—		(495)	—	(495)
Net decrease for the period	(78,712)	—		(495)	(33,856)	(34,351)
Balance at March 31, 2020	27,078,822	$27		$229,501	$(52,682)	$176,846
Operations:
Net investment income	—	—		—	3,615	3,615
Net realized losses	—	—		—	(2,293)	(2,293)
Net change in unrealized appreciation	—	—		—	16,025	16,025
Net increase in net assets resulting from operations	—	—		—	17,347	17,347
Shareholder distributions:
Distributions from earnings	—	—		—	(3,624)	(3,624)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,624)	(3,624)
Capital share transactions:
Repurchase of Common Shares	(267,193)	—	(1)	(1,838)	—	(1,838)
Net decrease in net assets resulting from capital share transactions	(267,193)	—		(1,838)	—	(1,838)
Net increase (decrease) for the period	(267,193)	—		(1,838)	13,723	11,885
Balance at June 30, 2020	26,811,629	$27		$227,663	$(38,959)	$188,731
Operations:
Net investment income	—	—		—	3,306	3,306
Net realized gains	—	—		—	81	81
Net change in unrealized appreciation	—	—		—	6,299	6,299
Net increase in net assets resulting from operations	—	—		—	9,686	9,686
Shareholder distributions:
Distributions from earnings	—	—		—	(3,437)	(3,437)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,437)	(3,437)
Capital share transactions:
Issuance of Common Shares	430,899	—	(1)	3,050	—	3,050
Repurchase of Common Shares	(227,625)	—	(1)	(1,648)	—	(1,648)
Net increase in net assets resulting from capital share transactions	203,274	—		1,402	—	1,402
Net increase for the period	203,274	—		1,402	6,249	7,651
Balance at September 30, 2020	27,014,903	$27		$229,065	$(32,710)	$196,382
_______________________
(1)Amount is less than $1,000

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$20,600	$(2,757)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(336)	(1,411)
Amortization of premium/accretion of discount, net	(725)	(987)
Proceeds from sales of investments	56,819	18,782
Proceeds from paydowns on investments	91,828	72,676
Net receipt of settlement of derivatives	1,214	4,037
Net payment of settlement of derivatives	(2,052)	(3,369)
Net realized (gains) losses on derivatives	838	(668)
Purchases of investments	(3,888)	(60,476)
Net realized losses on investments	2,814	181
Net change in unrealized (appreciation) depreciation on investments	(16,475)	14,227
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1,071)	110
Amortization of deferred financing costs	284	285
(Increase) decrease in operating assets:
Interest and dividend income receivable	855	186
Principal receivable	(7,243)	(1,215)
Receivable from related parties	17	5
Prepaid expenses and other assets	119	109
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	729
Accrued management fee	163	(71)
Payable to related parties	(70)	(45)
Collateral payable for foreign currency forward contracts	325	(320)
Accounts payable, accrued expenses and other liabilities	157	(246)
Net cash provided by operating activities	144,173	39,762
Financing activities
Issuance of Common Shares	—	8,050
Repurchase of Common Shares	(5,278)	(8,981)
Credit facility borrowings	—	4,000
Credit facility repayments	(75,000)	(25,000)
Distributions paid	(52,747)	(10,064)
Net cash used in financing activities	(133,025)	(31,995)
Net increase in cash, cash equivalents and restricted cash	11,148	7,767
Cash, cash equivalents and restricted cash, beginning of period	34,919	8,966
Cash, cash equivalents and restricted cash, end of period	$46,067	$16,733
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	33,037	8,099
Restricted cash	13,030	8,634
Total cash, cash equivalents and restricted cash	$46,067	$16,733
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$1,983	$4,296
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 99.8%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	$5,745	$5,666	$5,570	3.5%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	8.50%	8/30/2024	2,918	2,715	2,921	1.8%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.08%	11/1/2024	7,021	6,139	6,635	4.1%
Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,217	1,209	1,215	0.8%
Total Automotive							15,729	16,341	10.2%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.57%	8/16/2024	£2,164	2,734	2,819	1.7%
Gladman Developments Ltd. (Delayed Draw)	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.57%	8/16/2024	£70	91	92	—%
Total Banking, Finance, Insurance & Real Estate							2,825	2,911	1.7%
Beverage, Food & Tobacco
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,125	723	1,065	0.7%
Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.50%	10/2/2022	4,900	4,876	4,892	3.0%
Total Beverage, Food & Tobacco							5,599	5,957	3.7%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,970	1.2%
Total Capital Equipment							2,000	1,970	1.2%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	5,083	5,061	5,063	3.1%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(63)	(60)	—%
							4,998	5,003	3.1%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	4.33%	6/26/2026	978	967	968	0.6%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/24/2024	217	167	171	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/23/2025	6,868	6,750	6,799	4.2%
							6,917	6,970	4.3%
Total Chemicals, Plastics & Rubber							12,882	12,941	8.0%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/26/2023	5,303	5,273	5,288	3.2%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.25%	6/26/2024	6,000	5,942	5,906	3.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.33%	6/24/2022	195	186	187	0.1%
							11,401	11,381	7.1%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	863	858	865	0.5%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	8.58%	6/15/2026	1,588	1,533	1,594	1.0%
							2,391	2,459	1.5%
Total Construction & Building							13,792	13,840	8.6%
Consumer Goods: Non-Durable
Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	3,723	3,705	3,692	2.3%
Galls LLC (Delayed Draw B)	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	550	547	545	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2024	326	291	295	0.2%
							4,543	4,532	2.8%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.58%	12/19/2025	3,949	3,597	3,890	2.4%
Total Consumer Goods: Non-Durable							8,140	8,422	5.2%
Containers, Packaging & Glass
Bioplan USA, Inc.	(14)	Senior Secured Loans - First Lien	L+7.75%	8.75%	12/22/2023	4,882	4,408	4,671	2.9%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	3.17%	3/28/2025	1,945	1,858	1,912	1.2%
Pelican Products Inc		Senior Secured Loans - First Lien	L+3.50%	4.50%	5/1/2025	3,938	3,450	3,933	2.4%
Total Containers, Packaging & Glass							9,716	10,516	6.5%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	2,171	537	0.3%
Basic Energy Services Inc	(13)(15)	Senior Secured Bonds	N/A	10.00%	12/16/2021	980	931	980	0.6%
Penn Virginia	(11)(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/30/2024	2,160	2,121	2,150	1.3%
Permian Production Partners	(13)(14)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	11/23/2025	746	371	671	0.4%
Total Energy: Oil & Gas							5,594	4,338	2.6%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,972	7,826	4.9%
Total Healthcare & Pharmaceuticals							7,972	7,826	4.9%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.62%	1/23/2025	2,317	2,315	2,285	1.4%
Total Hotel, Gaming & Leisure							2,315	2,285	1.4%
Metals & Mining
Polyvision Corp.	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	3,564	3,528	3,403	2.1%
Polyvision Corp.	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	1,004	994	959	0.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Polyvision Corp. (Delayed Draw)	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	138	138	131	0.1%
Polyvision Corp. (Revolver)	(9)(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	8/21/2025	738	668	689	0.4%
Total Metals & Mining							5,328	5,182	3.2%
Retail
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	4,725	4,685	4,528	2.8%

Save-a-Lot	(13)(14)(15)	Senior Secured Loans - First Lien	L+8.00%	8.00%	3/12/2024	956	870	975	0.6%
Save-a-Lot	(13)(14)	Senior Secured Loans - Second Lien	L+11.75%	11.75%	10/1/2024	1,194	1,942	1,045	0.6%
							2,812	2,020	1.2%
Total Retail							7,497	6,548	4.0%
Services: Business
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.17%	6/16/2025	£2,060	2,584	2,700	1.7%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	5.16%	6/16/2025	890	861	863	0.5%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(29)	(29)	—%
							3,416	3,534	2.2%

HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	4.60%	4/3/2025	2,770	2,734	2,638	1.6%

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	4,740	4,657	4,551	2.8%
Hersha Hospitality Management (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	—	(24)	(48)	—%
							4,633	4,503	2.8%

PSI Services LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	298	298	273	0.2%
PSI Services LLC (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	(2)	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	422	422	418	0.3%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,816	2,782	2,792	1.7%
							3,502	3,481	2.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.25%	7/12/2025	1,676	1,619	1,672	1.0%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.13%	7/10/2026	5,000	4,752	3,500	2.2%
Total Services: Business							20,656	19,328	12.0%
Technology
Allvue Systems (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.33%	9/6/2024	79	66	71	—%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	4.33%	9/4/2026	853	851	846	0.5%
							917	917	0.5%

Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,858	4,871	3.0%
Apptio, Inc. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	12/3/2024	131	108	109	0.1%
							4,966	4,980	3.1%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.33%	6/8/2024	£2,638	3,361	3,554	2.2%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.03%	6/8/2024	£338	426	910	0.6%
							3,787	4,464	2.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.00%	4.21%	4/28/2025	1,931	1,909	1,921	1.2%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.96%	4/27/2026	462	455	459	0.3%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.00%	4.21%	4/28/2025	3,048	3,020	3,033	2.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.96%	4/27/2026	4,696	4,649	4,667	2.9%
							10,033	10,080	6.4%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	637	629	634	0.4%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£530	735	711	0.4%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€97	118	112	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£326	425	438	0.3%
Kerridge Commercial Systems (Bidco) Limited	(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	2,211	2,178	2,202	1.4%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	3/6/2026	€289	317	333	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€661	706	762	0.5%
							5,108	5,192	3.3%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	936	934	927	0.6%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	498	497	493	0.3%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	181	181	179	0.1%
							1,612	1,599	1.0%

Wide Orbit, Inc.	(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,661	3,629	3,629	2.2%
Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(28)	—%
							3,629	3,601	2.2%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	1,302	1,287	1,293	0.8%
Total Technology							31,339	32,126	20.1%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.58%	7/23/2025	2,191	2,184	2,168	1.3%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	7.58%	7/23/2026	2,500	2,480	2,431	1.5%
Total Telecommunications							4,664	4,599	2.8%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,934	5,895	3.7%
Total Utilities: Electric							5,934	5,895	3.7%
Total Debt Investments							$161,982	$161,025	99.8%

Equity investments - 0.5%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		128	$16	$6	—%
Total Beverage, Food & Tobacco							16	6	—%
Energy: Oil & Gas
Permian Production Partners	(13)(15)	Equity and Other	N/A	N/A		203,022	—	258	0.2%
Total Energy: Oil & Gas							—	258	0.2%
Retail
Save-a-Lot	(13)(15)	Equity and Other	N/A	N/A		53,097	—	291	0.2%
Total Retail							—	291	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Technology
Onyx CenterSource	(11)(13)(15)	Equity and Other	N/A	N/A		952,410	—	238	0.1%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	51	—%
Wide Orbit (Warrants)	(13)(15)	Equity and Other	N/A	N/A		96,480	—	43	—%
Total Technology							30	332	0.1%
Total Equity Investments							$46	$887	0.5%

Total Investments - 100.3%							$162,028	$161,912	100.3%

September 30, 2021 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	10/18/2021	$1,246	€1,055	—	$24	—%
JPMorgan Chase Bank	10/18/2021	$11,885	£8,612	—	$282	0.2%
JPMorgan Chase Bank	10/18/2021	£110	$151	—	$(3)	—%
					$303	0.2%
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of September 30, 2021, LIBO rates ranged between 0.08% for 1-month LIBOR to 0.16% for 6-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2021.
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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
(8)As of September 30, 2021, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $5.2 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $6.2 million; the net unrealized depreciation was $(1.0) million; the aggregate cost of securities for Federal income tax purposes was $163.3 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of September 30, 2021 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of September 30, 2021, qualifying assets represented 87.5% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of September 30, 2021.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of September 30, 2021; (see Note 7. Borrowings).
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
(18)Investment was on non-accrual status as of September 30, 2021, meaning that the Master Fund has ceased recognizing interest income on these investments. As of September 30, 2021, debt investments on non-accrual status represented 1.3% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.
Abbreviations:
CN = Canada; UK = United Kingdom

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
As of September 30, 2021, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
Cash and Cash Equivalents
Cash consists of demand deposits held at a major U.S. financial institution and the amount recorded on the consolidated statements of assets and liabilities exceeds the Federal Deposit Insurance Corporation insured limit. Management believes the credit risk related to its demand deposits is minimal.
Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of September 30, 2021, the Master Fund's cash equivalents of $33.0 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2021, open U.S. Federal and state income tax years include the tax years ended December 31, 2018 through December 31, 2020. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Consolidated Financial Statements (Unaudited)
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of September 30, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$129,193	$132,041	81.6%	$259,881	$251,882	86.2%
Senior secured loans - second lien	27,687	25,497	15.7	33,662	29,682	10.2
Senior secured bonds	5,102	3,487	2.2	6,171	4,831	1.7
Senior unsecured debt	—	—	—	3,329	3,349	1.1
Total senior debt	$161,982	$161,025	99.5%	$303,043	$289,744	99.2%
Equity and other	46	887	0.5	5,497	2,205	0.8
Total investments	$162,028	$161,912	100.0%	$308,540	$291,949	100.0%

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2021			December 31, 2020
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$31,369	$32,458	20.0%	$67,846	$63,848	21.9%
Services: Business	20,656	19,328	12.0	30,583	29,291	10.0
Automotive	15,729	16,341	10.1	26,998	27,044	9.3
Construction & Building	13,792	13,840	8.6	13,757	13,729	4.7
Chemicals, Plastics & Rubber	12,882	12,941	8.0	18,377	18,395	6.3
Containers, Packaging & Glass	9,716	10,516	6.5	16,488	14,728	5.0
Consumer Goods: Non-Durable	8,140	8,422	5.2	11,959	12,339	4.2
Healthcare & Pharmaceuticals	7,972	7,826	4.8	7,965	7,975	2.7
Retail	7,497	6,839	4.2	18,349	14,065	4.8
Beverage, Food & Tobacco	5,615	5,963	3.7	28,271	28,477	9.8
Utilities: Electric	5,934	5,895	3.7	5,922	5,880	2.0
Metals & Mining	5,328	5,182	3.2	5,004	4,834	1.7
Telecommunications	4,664	4,599	2.8	4,678	4,430	1.5
Energy: Oil & Gas	5,594	4,596	2.8	8,529	3,501	1.2
Banking, Finance, Insurance & Real Estate	2,825	2,911	1.8	6,006	6,215	2.1
Hotel, Gaming & Leisure	2,315	2,285	1.4	3,289	3,194	1.1
Capital Equipment	2,000	1,970	1.2	2,000	1,975	0.7
Media: Advertising, Printing & Publishing	—	—	—	21,127	20,924	7.2
Utilities: Oil & Gas	—	—	—	5,729	5,451	1.9
Aerospace & Defense	—	—	—	4,333	4,360	1.5
Consumer Goods: Durable	—	—	—	1,233	1,193	0.4
Transportation: Consumer	—	—	—	97	101	—
Total investments	$162,028	$161,912	100.0%	$308,540	$291,949	100.0%
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of September 30, 2021 and December 31, 2020.

Geographic Dispersion	September 30, 2021	December 31, 2020
United States of America	90.2%	84.9%
United Kingdom	8.6	9.8
Canada	1.2	3.5
Italy	—	1.8
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of September 30, 2021 and December 31, 2020:

September 30, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	October 18, 2021	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,055	$1,246	$1,222	$24
GBP	October 18, 2021	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,612	11,885	11,603	282
USD	October 18, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£151	148	151	(3)
Total					$13,279	$12,976	$303

December 31, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,063	$1,291	$1,299	$(8)
GBP	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,334	25,682	26,442	(760)
Total					$26,973	$27,741	$(768)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and nine months ended September 30, 2021 and September 30, 2020:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement Location	2021	2020	2021	2020
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$282	$(383)	$(838)	$668
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	56	(605)	1,071	(110)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$338	$(988)	$233	$558

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of September 30, 2021 and December 31, 2020:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
September 30, 2021	JP Morgan Chase Bank, N.A.	$306	$(3)	$(325)	$(22)
December 31, 2020	JP Morgan Chase Bank, N.A.	$—	$(768)	$520	$(248)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of September 30, 2021 and December 31, 2020, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$48,316	$83,725	$132,041
Senior secured loans - second lien	—	8,570	16,927	25,497
Senior secured bonds	—	2,507	980	3,487
Senior unsecured debt	—	—	—	—
Total senior debt	$—	$59,393	$101,632	$161,025
Equity and other	—	—	887	887
Total investments	$—	$59,393	$102,519	$161,912
Percentage	0.0%	36.7%	63.3%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$303	$—	$303

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$84,369	$167,513	$251,882
Senior secured loans - second lien	—	10,060	19,622	29,682
Senior secured bonds	—	4,831	—	4,831
Senior unsecured debt	—	1,221	2,128	3,349
Total senior debt	$—	$100,481	$189,263	$289,744
Equity and other	—	—	2,205	2,205
Total investments	$—	$100,481	$191,468	$291,949
Percentage	0.0%	34.4%	65.6%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(768)	$—	$(768)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2021 and December 31, 2020:

September 30, 2021
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$77,420	Yield analysis	Yield	6.80%	4.10% - 12.94%	Decrease
	$910	Transacted value	Potential transaction	200.00	200.00	Increase
		Discounted cash flow	EBITDA multiple	11.6x	11.6x	Increase
Senior secured loans - second lien	$16,927	Yield analysis	Yield	8.90%	8.07% - 9.48%	Decrease
Equity and other	$238	Transacted value	Potential transaction	25.00%	25.00%	Increase
	$258	Market comparable	Cash Flow Multiple	4.6x	4.6x	Increase
		Market comparable	Oil production multiple (5)	24248x	24248x	Increase
		Market comparable	Oil reserve multiple (6)	10.8x	10.8x	Increase
	$51	Market comparable	EBITDA multiple	19.0x	19.0x	Increase
		Market comparable	Discount Rate	25.00%	25.00%	Decrease
	$6	Discounted cash flow	Discount Rate	15.00%	15.00%	Decrease
		Discounted cash flow	Terminal EBITDA Multiple	5.3x	5.3x	Increase
	$43	Discounted cash flow	EBITDA multiple	9.2x	9.2x	Increase
		Discounted cash flow	Discount Rate	25.00%	25.00%	Decrease
Senior Secured Bonds	$980	Transacted value	Potential transaction	100.00	100.00	Increase
Total	$96,833
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2021, the Master Fund had investments of this nature measured at fair value totaling $5.7 million.

Notes to Consolidated Financial Statements (Unaudited)
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
(5)Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).
(6)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

December 31, 2020
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$131,980	Yield analysis	Yield	6.99%	4.20% - 13.74%	Decrease
	$1,645	Transacted value	Cost	99.50	99.50	Increase
	$4,537	Transacted value	Bid	52.50	52.50	Increase
	$5,422	Discounted cash flow	Discount Rate	11.63%	6.49% - 17.5%	Decrease
	$230	Discounted cash flow	EBITDA multiple	14.1x	11.2x - 14.9x	Increase
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.2x	7.2x	Increase
Senior secured loans - second lien	$16,883	Yield analysis	Yield	9.00%	8.17% - 9.57%	Decrease
Senior unsecured debt	$2,128	Transacted value	Proceeds from refinancing agreement	100.50	100.50	Increase
Equity and other	$30	Transacted value	Cost (5)	15.36	15.36	Increase
	$591	Market comparable	Cash Flow Multiple	2.5x	2.5x	Increase
		Market comparable	Oil production multiple (6)	11301x	11301x	Increase
		Market comparable	Oil reserve multiple (7)	4.5x	4.5x	Increase
	$1,252	Discounted cash flow	Discount Rate	23.00%	23.00%	Decrease
	$332	Discounted cash flow	EBITDA multiple	18x	18x	Increase
		Discounted cash flow	Perpetuity Growth Rate	8.00%	8.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.3x	4.7x - 13x	Increase
Total	$165,030
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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of July 1, 2021	$101,937	$19,841	$153	$1,869	$123,800
Additions (1)	637	—	935	—	1,572
Sales and repayments (2)	(22,295)	(3,000)	(174)	(1,174)	(26,643)
Net realized gains (losses) (3)	268	20	17	(1,834)	(1,529)
Net change in unrealized appreciation (depreciation) on investments (4)	(46)	55	49	2,026	2,084
Net discount accretion	68	11	—	—	79
Transfers into Level 3 (5)	3,156	—	—	—	3,156
Transfers out of Level 3 (6)	—	—	—	—	—
Fair value balance as of September 30, 2021	$83,725	$16,927	$980	$887	$102,519
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2021	$25	$(1)	$49	$(38)	$35

	For the Nine Months Ended September 30, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2021	$167,513	$19,622	$—	$2,128	$2,205	$191,468
Additions (1)	3,005	32	1,088	—	—	4,125
Sales and repayments (2)	(97,338)	(3,000)	(174)	(2,118)	(2,828)	(105,458)
Net realized gains (losses) (3)	(295)	20	17	21	(2,623)	(2,860)
Net change in unrealized appreciation (depreciation) on investments (4)	5,451	340	49	(29)	4,133	9,944
Net discount accretion	272	(27)	—	(2)	—	243
Transfers into Level 3 (5)	11,320	2,700	—	—	—	14,020
Transfers out of Level 3 (6)	(6,203)	(2,760)	—	—	—	(8,963)
Fair value balance as of September 30, 2021	$83,725	$16,927	$980	$—	$887	$102,519
Change in net unrealized appreciation on investments held as of September 30, 2021	$1,996	$11	$49	$—	$1,755	$3,811
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
(5)For the three and nine months ended September 30, 2021, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements (Unaudited)
(6)For the three and nine months ended September 30, 2021, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2021, approximates its carrying value.

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
One of the Master Fund's executive officers, Brian Binder, Senior Vice President, serves as an executive officer of Guggenheim. All of the Master Fund's executive officers also serve as executive officers of the Feeder Funds.
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2021 and September 30, 2020 :

Related Party (1) (2)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Source Agreement & Description	2021	2020	2021	2020
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$1,066	$1,549	$3,757	$4,710
Guggenheim	Administrative Services Agreement - expense reimbursement	75	151	291	499
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	8	10	20	26
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

Notes to Consolidated Financial Statements (Unaudited)
(2)As of September 30, 2021 and September 30, 2020, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of September 30, 2021, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of September 30, 2021, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $64.2 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of September 30, 2021 and December 31, 2020 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
September 30, 2021	$64,167	$55,000	$54,527	2.62%	12/29/22	1.2	years
December 31, 2020	$151,667	$130,000	$129,243	2.73%	12/29/22	2.0	years
_______________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of September 30, 2021 and December 31, 2020) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)
The components of the Master Fund's interest expense and other financing costs for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest expense	$435	$1,110	$1,884	$4,150
Unused/undrawn fees	28	50	118	124
Amortization of deferred financing costs	95	95	284	285
Total interest expense and other financing costs	$558	$1,255	$2,286	$4,559
Average borrowings	$64,783	$155,663	$92,619	$158,861

Weighted average interest rate (1)	2.79%	2.92%	2.85%	3.53%
Amortized financing costs	0.58%	0.24%	0.40%	0.24%
Total borrowing cost	3.37%	3.16%	3.25%	3.77%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2021 and December 31, 2020, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	September 30, 2021		December 31, 2020
Aceto Chemical (Revolver)	$800		$640
Acquia Inc. (Revolver)	—		211
Advicent Solutions (Revolver)	—		339
Alexander Mann Solutions (Revolver) (2)	446		446
Allvue Systems (Revolver)	53		132
Apptio, Inc. (Revolver)	196		326
Arcline FM Holdings LLC (Revolver)	—		291
Boats Group (Revolver)	—		1,000
GAL Manufacturing (Revolver)	238		309
Galls LLC (Revolver)	286		318
Gladman Developments Ltd. (Delayed Draw) (2)	—		706
Hersha Hospitality Management (Delayed Draw)	1,191		1,594
Lytx, Inc. (Delayed Draw)	—		1,540
Mavis Tire Express Services Corp. (Revolver)	—		217
Polyvision Corp. (Delayed Draw)	—		325
Polyvision Corp. (Revolver)	191		520
PSI Services LLC (Delayed Draw)	239		239
PSI Services LLC (Revolver)	—	(3)	195
Seal For Life Industries US LLC (Revolver)	433		433
Trader Interactive (Revolver)	—		242
Velocity Holdings US (Revolver)	—		300
Wide Orbit (Revolver)	293		293
Total Unfunded Commitments	$4,366		$10,616
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the September 30, 2021 and December 31, 2020 exchange rates, respectively.
(3)Amount is less than $1,000.
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

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2021 and September 30, 2020:

	For the Nine Months Ended September 30,
	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.56	$7.78
Net investment income (1)	0.26	0.40
Net realized gains (losses) (1)	(0.14)	0.02
Net change in unrealized appreciation (depreciation) (2)	0.68	(0.52)
Net increase (decrease) resulting from operations	0.80	(0.10)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.28)	(0.40)
Distributions representing return of capital	(1.78)	(0.01)
Net decrease resulting from distributions	(2.06)	(0.41)
Net asset value, end of period	$6.30	$7.27

INVESTMENT RETURNS
Total investment return (4)	10.77%	(1.03)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$161,300	$196,382
Average net assets (5)	$190,912	$196,433
Common Shares outstanding, end of period	25,594,125	27,014,903
Weighted average Common Shares outstanding	25,775,554	27,224,991

Ratios-to-average net assets: (5)
Total expenses	3.99%	5.64%
Net investment income	3.52%	5.56%

Average outstanding borrowings (5)	$92,619	$158,861
Portfolio turnover rate (5) (6)	1.7%	18.0%
Asset coverage ratio (7)	3.93	2.30
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of September 30, 2021, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the nine months ended September 30, 2021 and September 30, 2020:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
August 2	August 4	0.98000	0.98000	25,083
			$2.05821	$52,747

For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
July 6, 13, 20, 27, August 3	August 4	0.00950	0.04750	1,285
August 10, 17, 24, 31	September 2	0.01000	0.04000	1,089
September 7, 14, 21, 28	October 1	0.00980	0.03920	1,063
			$0.40870	$11,127
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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Number of Portfolio Companies at beginning of Year	75	—	—
Number of Portfolio Companies at end of Period	42	—	—
YTD Portfolio sales and repayments	$148,647	$—	$—
YTD Liquidating Distributions Paid	$(52,747)	$(35,012)	$(10,328)
YTD paydown of Hamilton Credit Facility	$(75,000)	$—	$—
YTD Percentage of December 31, 2020 NAV Distributed	27.21%	26.92%	26.19%
Net Assets at beginning of Year	$198,725	$131,758	$40,956
Net Assets at end of period	$161,300	$109,214	$32,873
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

Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of September 30, 2021 and December 31, 2020 and (ii) for the nine months ended September 30, 2021 and September 30, 2020:

	As of
	September 30, 2021	December 31, 2020
Total assets	$217,596	$329,927
Adjusted total assets (total assets net of payable for investments purchased)	$217,596	$329,927
Investments in portfolio companies, at fair value	$161,912	$291,949
Borrowings	$55,000	$130,000
Net assets	$161,300	$198,725
Net asset value per Common Share	$6.30	$7.56
Leverage ratio (borrowings/adjusted total assets)	25.3%	39.4%

	For the Nine Months Ended September 30,
	2021	2020
Average net assets	$190,912	$196,433
Average borrowings	$92,619	$158,861
Cost of investments purchased	$3,888	$60,476
Sales of investments	$56,819	$18,782
Principal payments	$91,828	$72,676
Net investment income	$6,724	$10,920
Net realized gains (losses)	$(3,668)	$658
Net change in unrealized appreciation (depreciation)	$17,544	$(14,335)
Net increase (decrease) in net assets resulting from operations	$20,600	$(2,757)
Total distributions to shareholders	$52,747	$11,127
Net investment income per Common Share - basic and diluted	$0.26	$0.40
Earnings (loss) per Common Share - basic and diluted	$0.80	$(0.10)
Distributions per Common Share	$2.06	$0.41
Portfolio and Investment Activity for the Three and Nine Months Ended September 30, 2021
The following table presents our new investment commitments for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$96	9.3%	$96	7.5%
Syndicated transactions	931	90.7%	1,179	92.5%
Total investment commitments entered during the period	$1,027	100.0%	$1,275	100.0%

The following table presents our portfolio company activity for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Portfolio companies at beginning of period	54	75
Number of added portfolio companies	—	—
Number of exited portfolio companies	(12)	(33)
Portfolio companies at period end	42	42

Number of debt investments at period end	77	77
Number of equity/other investments at period end	6	6
The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the nine months ended September 30, 2021:

	Balance as of January 1, 2021	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of September 30, 2021
Senior secured loans - first lien	$251,882	$2,806	$(136,398)	$13,751	$132,041
Senior secured loans - second lien	29,682	—	(3,784)	(401)	25,497
Senior secured bonds	4,831	1,082	(2,312)	(114)	3,487
Senior unsecured debt	3,349	—	(3,326)	(23)	—
Total senior debt	$289,744	$3,888	$(145,820)	$13,213	$161,025
Equity and other	2,205	—	(2,827)	1,509	887
Total	$291,949	$3,888	$(148,647)	$14,722	$161,912
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021		December 31, 2020
Weighted average purchase price of debt investments (1)	95.1%		95.9%
Weighted average duration of debt investments (2)	1.0	years	1.4	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.3%		5.2%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.3%		3.4%
Number of debt investments on non-accrual status	1		3

Floating interest rate debt investments:
Percent of debt portfolio (3)	98.4%		97.2%
Percent of floating rate debt investments with interest rate floors (3)	96.7%		70.2%
Weighted average interest rate floor	0.7%		1.0%
Weighted average coupon spread to base interest rate	613	bps	588	bps
3-month LIBOR	13	bps	24	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	1.6%		2.8%
Weighted average coupon rate	6.2%		7.7%
Weighted average years to maturity	1.5	years	2.9	years

Weighted average effective yields
Senior secured loans - first lien (4)	7.9%		7.7%
Senior secured loans - second lien (4)	8.5%		8.5%
Senior secured bonds (4)	9.5%		4.6%
Senior unsecured debt (4)	—%		11.1%
Total debt investments (4)	8.1%		7.8%
Total investments (5)	8.1%		7.7%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.08% for the 1 Month LIBOR to 0.16% for the 6 Month LIBOR on September 30, 2021. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2021	$980	0.6%	$14,678	4.7%
2022	6,710	4.0	27,704	8.8
2023	27,131	16.1	51,672	16.5
2024	44,103	26.1	86,959	27.8
2025	60,751	36.0	91,209	29.1
2026	29,085	17.2	40,937	13.1
Total	$168,760	100.0%	$313,159	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of September 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act, as well as, all financial covenants within its credit facilities as of September 30, 2021. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
The decrease in accumulated unrealized depreciation as of September 30, 2021 as compared to accumulated unrealized depreciation as of December 31, 2020 is the result of partial recovery of the economy from the negative economic impact caused by COVID-19 pandemic.

Results of Operations
Operating results for the three and nine months ended September 30, 2021 and September 30, 2020, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total investment income	$3,808	$6,696	$14,332	$22,005
Total expenses	2,120	3,390	7,608	11,085
Net investment income	1,688	3,306	6,724	10,920
Net realized gains (losses)	(1,176)	81	(3,668)	658
Net change in unrealized appreciation (depreciation)	1,172	6,299	17,544	(14,335)
Net increase (decrease) in net assets resulting from operations	$1,684	$9,686	$20,600	$(2,757)
Investment Income
Interest and dividend income consisted of the following components for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income on debt securities:
Cash interest	$3,313	$5,732	$12,888	$19,136
PIK interest	120	395	270	930
Net accretion/amortization of discounts/premiums	232	305	725	987
Total interest on debt securities	3,665	6,432	13,883	21,053
PIK dividend	109	214	220	670
Total interest and dividend income	$3,774	$6,646	$14,103	$21,723
Average Investments at cost	$165,939	$357,399	$215,976	$358,407
Average Income Generating Investments at cost (1)	$163,722	$345,384	$206,901	$343,637
Income return (2)	2.31%	1.90%	6.82%	6.30%
_______________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of September 30, 2021 and September 30, 2020, yield on debt investments at cost was 8.1% and 7.6% respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and nine months ended September 30, 2021 and September 30, 2020 :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Administrative agency fees	$8	$10	$20	$26
Amendment fees and other	26	40	209	256
Total fee income	$34	$50	$229	$282

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed operating expenses:
Related party reimbursements (1)	$75	$151	$291	$499
Trustees fees	76	88	243	262
Professional services fees (2)	206	218	612	651
Other expenses	71	67	210	200
Total fixed operating expenses	428	524	1,356	1,612

Variable operating expenses:
Interest expense (3)	558	1,255	2,286	4,559
Administrative services (4)	46	39	139	132
Management fee	1,066	1,549	3,757	4,710
Custody services	22	23	70	72
Total variable operating expenses	1,692	2,866	6,252	9,473

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver)	—	—	—	—
Total performance-dependent expenses	—	—	—	—

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$2,120	$3,390	$7,608	$11,085
_______________
(1)Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the three and nine months ended September 30, 2021 and September 30, 2020 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to the decrease in average borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in average borrowings. For the three months ended September 30, 2021 and September 30, 2020, total borrowing costs were 3.37% and 3.16%, respectively. For the three months ended September 30, 2021 and September 30, 2020, average borrowings for the period were $64,783 and $155,663, respectively.
The decrease in total expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. For the nine months ended September 30, 2021 and September 30, 2020, total borrowing costs were 3.25% and 3.77%, respectively. For the nine months ended September 30, 2021 and September 30, 2020, average borrowings for the period were $92,619 and $158,861, respectively.

Net Realized Gains (Losses)
For the three months ended September 30, 2021, we had dispositions and principal repayments of $45.2 million, resulting in net realized losses of $(1.4) million. For the nine months ended September 30, 2021, we had dispositions and principal repayments of $148.6 million, resulting in net realized losses of $(2.8) million. For the three and nine months ended September 30, 2021, we had realized gains (losses) from our foreign currency forward contracts of $0.3 million and $(0.8) million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three months ended September 30, 2020, we had dispositions and principal repayments of $9.7 million, resulting in net realized gains of $0.5 million. For the nine months ended September 30, 2020, we had dispositions and principal repayments of $91.5 million, resulting in net realized losses of ($0.2) million. For the three and nine months ended September 30, 2020, we had realized gains (losses) from our foreign currency forward contracts of ($0.4) million and $0.7 million, respectively, primarily due the movement of the U.S. dollar against the British pound.
For the three and nine months ended September 30, 2021 and September 30, 2020, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investments	$(1,462)	$454	$(2,814)	$(181)
Foreign currency forward contracts	282	(383)	(838)	668
Foreign currency transactions	4	10	(16)	171
Net realized gains (losses)	$(1,176)	$81	$(3,668)	$658
Changes in Unrealized Appreciation (Depreciation)
For the three and nine months ended September 30, 2021 and September 30, 2020, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investments	$1,117	$6,901	$16,475	$(14,227)
Foreign currency forward contracts	56	(605)	1,071	(110)
Foreign currency transactions	(1)	3	(2)	2
Net change in unrealized appreciation (depreciation)	$1,172	$6,299	$17,544	$(14,335)
For the three and nine months ended September 30, 2021 and September 30, 2020, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized appreciation on all investments (1)	$3,496	$9,763	$22,874	$34,094
Unrealized depreciation on all investments (1)	(2,379)	(2,862)	(6,399)	(48,321)
Total net change in unrealized appreciation (depreciation) on all investments	$1,117	$6,901	$16,475	$(14,227)

Unrealized appreciation on Level 3 investments only (1)	$2,776	$3,681	$13,346	$13,121
Unrealized depreciation on Level 3 investments only (1)	(692)	(2,214)	(3,402)	(28,356)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$2,084	$1,467	$9,944	$(15,235)
_______________

(1)Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 35.69% increase in the value of their investment, or an annualized return of 4.59%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the nine months ended September 30, 2021 and September 30, 2020, and the period from commencement to September 30, 2021. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Nine Months Ended September 30,		Since Commencement
Company	Date Operations Commenced (2)	2021	2020	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	10.77%	(1.03)%	35.69%	4.59%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021, we had twelve unfunded commitments totaling $4.4 million as compared to twenty two unfunded commitments totaling $10.6 million as of December 31, 2020. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash and cash equivalents may include: (i) the sale of our Shares to affiliated feeder funds, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iv) principal repayments and sale proceeds from our investments.
Our primary uses of cash and cash equivalents may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders and (v) periodic repurchases of our Shares pursuant to our share repurchase program.

Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$33,037	$10,058
Restricted cash (1)	13,030	24,341
Unused borrowing capacity	9,167	21,667
Principal receivable	8,182	939
Unfunded investment commitments	(4,366)	(10,616)
Other net working capital (2)	(717)	1,250
Total operational liquidity	$58,333	$47,639
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	September 30, 2021
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$55,000	$—	$55,000	$—	$—
Interest on borrowings (1) (2)	1,821	1,461	360	—	—
Unused commitment fee (1)	23	23	—	—	—
Total - Financings	$56,844	$1,484	$55,360	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$107,526	$—	$107,526	$—	$—
GCIF 2019 (3)	31,803	—	—	—	31,803
Total Liquidation of Feeder Funds' Investments	$139,329	$—	$107,526	$—	$31,803
_______________
(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of September 30, 2021 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after September 30, 2021 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of September 30, 2021. In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds on or before December 31, 2022. The Feeder Funds intend to, in turn, make liquidating distributions to their own shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their respective assets on or before December 31, 2022.
As of September 30, 2021, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Investments classified as Level 3 fair value	$102,519	$191,468
Total investments at fair value	$161,912	$291,949
Total assets	$217,596	$329,927
Percentage of investment portfolio classified as Level 3 fair value	63.3%	65.6%
Percentage of total assets classified as Level 3 fair value	47.1%	58.0%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2021 and December 31, 2020 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Fair Value of Level 3 Investments at Period End	$102,519	$230,718
Fair Value Assuming a 5% Increase in Value	107,645	242,254

Increase in unrealized appreciation	5,126	11,536
(Increase) in management fees (1)	(67)	(152)
(Increase) in performance based incentive fee (2)	(1,025)	(2,307)
Increase in net assets resulting from operations	$4,034	$9,077

Weighted average Common Shares outstanding (basic and diluted)	25,775,554	27,224,991
Common Shares outstanding at the end of the period	25,594,125	27,014,903

Increase in earnings per Common Share	$0.16	$0.33
Increase in net asset value per Common Share	$0.16	$0.34
_______________
(1)Increases in management fees for the periods ended September 30, 2021 and September 30, 2020 represent only nine months' worth of the change to the Master Fund's management fees.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for delayed-draw borrowings in an aggregate principal amount of $64.2 million on a committed basis. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of September 30, 2021 and December 31, 2020, we had borrowed $55.0 million and $130.0 million, respectively, and such amounts are due and payable no later than December 29, 2022. See Note 7. Borrowings.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, 98.4% of our debt investments (97.9% of our total investments), or $158.5 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate credit facility. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of September 30, 2021.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	272	275	(3)	—
+100 bps	674	550	124	—
+150 bps	1,438	825	613	0.02
+200 bps	2,245	1,100	1,145	0.04
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2021 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of November 10, 2021, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2021, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020.
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

Guggenheim Credit Income Fund

Date:	November 12, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Michael Guss
MICHAEL GUSS
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