Form 10-K
period 2021-12-31
GUGGENHEIM CREDIT INCOME FUND
filed 2022-03-17
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of December 31, 2021, non-affiliates held 708,500 of the outstanding common shares with an aggregate market value of $4.4 million based on a net asset value of $6.15 per common share.
The registrant had 25,594,125 common shares outstanding as of March 10, 2022.

Documents Incorporated by Reference
None.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part I. Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part I. Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Number of Portfolio Companies at beginning of Year	75	—	—
Number of Portfolio Companies at end of Year	34	—	—
YTD Portfolio sales and repayments	$188,145	$—	$—
YTD Liquidating Distributions Paid	$(57,863)	$(37,946)	$(11,161)
YTD paydown of Hamilton Credit Facility	$(130,000)	$—	$—
YTD Percentage of December 31, 2020 NAV Distributed	29.85%	29.16%	28.30%
Net Assets at beginning of Year	$198,725	$131,758	$40,956
Net Assets at end of Year	$157,280	$106,886	$32,183
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
Our investment advisor is Guggenheim, which is responsible for the overall management of our investment activities, and the day-to-day management of our investment portfolio. Under the overall supervision of our Board of Trustees, Guggenheim provides (i) investment advisory services under an investment advisory agreement with us (the “Investment Advisory Agreement”), and (ii) administrative services under an administrative services agreement with us (the “Administrative Services Agreement”). See “Investment Advisory Agreement and Administrative Services Agreement.” Since our inception through September 10, 2017, Guggenheim served as our investment sub-advisor alongside Carey Credit Advisors, LLC ("CCA") serving as our investment advisor. Guggenheim was appointed as the successor advisor subsequent to the resignation of CCA. See Note 1. Principal Business and Organization for a discussion of investment advisor changes in 2017.
Guggenheim Investments represents the investment management businesses of Guggenheim Partners, LLC ("Guggenheim Partners") and includes Guggenheim, an SEC-registered investment adviser. Guggenheim Partners is a privately-held, global financial services firm with over 2,300 employees and more than $340 billion in assets under management* as of December 31, 2021. It produces customized solutions for its clients, which include institutions, governments and agencies, corporations, insurance companies, investment advisors, family offices and individual investors.
Guggenheim Investments manages $271+ billion** in assets across fixed income, equity and alternatives as of December 31, 2021. Its 265+ investment professionals perform research to understand market trends and identify undervalued opportunities in areas that are often complex and underfollowed. This approach to investment management has enabled Guggenheim to deliver long-term results to its clients.
Within Guggenheim Investments is the Guggenheim Corporate Credit Team, which is responsible for all corporate credit strategies and asset management of $121 billion. A unified credit platform is utilized for all strategies and is organized by industry as opposed to asset class, which increases its ability to uncover relative value opportunities and to identify and source opportunities. The scale of the platform, combined with the expertise across a wide range of industries and in-house legal resources, allows Guggenheim to be a solution provider to the market and maintain an active pipeline of investment opportunities.

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
* Assets under management are as of December 31, 2021 and include consulting services for clients whose assets are valued at approximately $78.0 billion**
** Assets under management as of December 31, 2021 include leverage of $20.7 billion. Guggenheim Investments represents the following affiliated investment management businesses of Guggenheim Partners, LLC: Guggenheim Partners Investment Management, LLC, Security Investors, LLC, Guggenheim Funds Distributors, LLC, Guggenheim Funds Investment Advisors, LLC, Guggenheim Corporate Funding, LLC, Guggenheim Partners Europe Limited, GS GAMMA Advisors, LLC, and Guggenheim Partners India Management.
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
Item 1A. Risk Factors
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
•Liquidation Risk.
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
Item 3. Legal Proceedings.
As of March 10, 2022, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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
Holders
In December 2014, CCA and an affiliate of Guggenheim each invested, or caused to be invested, $25.0 million in shares of the Master Fund (the "Seed Capital Investments"). The Shares issued by us to the providers of our Seed Capital Investments and the Shares issued by us in a series of Private Offerings possess identical characteristics, rights, priorities and preferences. No Shares have been authorized for issuance under any equity compensation plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. As of March 10, 2022, we had four record holders of our Shares consisting of the two initial shareholders that provided Seed Capital Investments and two Feeder Funds.
Unregistered Sale of Equity Securities
None.
Registrant's Purchases of Equity Securities
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
For the year ended December 31, 2021, we declared distributions totaling $2.26 per Common Share. See Note 10. Distributions for the history of distributions declared for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2021, the distributions that we paid to our shareholders were estimated to be covered by taxable income and a return of capital for federal income tax purposes . See Note 11. Taxable/Distributable Income.

Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report:

(in thousands, except per share amounts)	As of and for the Years Ended December 31,
	2021	2020	2019	2018	2017
Consolidated Statements of Operations data:
Total investment income	$17,222	$27,957	$36,107	$34,759	$30,909
Operating expenses
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	9,273	14,397	18,041	16,202	17,989
Investment fee waiver	—	—	—	—	(20)
Reimbursement of advisor transition costs	—	—	—	—	(798)
Total expenses	9,273	14,397	18,041	16,202	17,171
Net investment income	7,949	13,560	18,066	18,557	13,738
Net realized and unrealized gains (losses)	13,747	(6,116)	(9,766)	(6,597)	3,970
Net increase in net assets resulting from operations	$21,696	$7,444	$8,300	$11,960	$17,708
Per share data:
Net Asset Value per Common Share	$6.15	$7.56	$7.78	$8.09	$8.52
Net investment income per Common Share outstanding - basic and diluted	$0.31	$0.50	$0.63	$0.64	$0.50
Earnings per Common Share - basic and diluted	$0.84	$0.27	$0.29	$0.41	$0.64
Distributions per Common Share	$2.26	$0.49	$0.60	$0.84	$0.59
Other data:
Total investment return (1)	11.55%	4.12%	3.55%	4.87%	7.80%
Number of portfolio companies at year end	34	75	86	79	70
Purchases of investments	$5,469	$61,683	$78,035	$193,429	$238,763
Investment sales and paydown activity for the year	$188,145	$139,621	$73,391	$185,325	$148,602
Consolidated Statements of Assets and Liabilities data:
Total assets	$159,243	$329,927	$384,100	$394,848	$400,687
Credit facility payable, net of financing costs	$—	$129,243	$170,862	$148,482	$148,988
Net assets	$157,280	$198,725	$211,197	$236,232	$248,481
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of December 31, 2021 and December 31, 2020 and (ii) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	As of
	December 31, 2021	December 31, 2020
Total assets	$159,243	$329,927
Adjusted total assets (total assets net of payable for investments purchased)	$159,243	$329,927
Investments in portfolio companies, at fair value	$124,139	$291,949
Borrowings	$—	$130,000
Net assets	$157,280	$198,725
Net asset value per Common Share	$6.15	$7.56
Leverage ratio (borrowings/adjusted total assets)	—%	39.4%

	For the Years Ended December 31,
	2021	2020	2019
Average net assets	$183,380	$197,248	$229,144
Average borrowings	$73,562	$155,907	$160,312
Cost of investments purchased	$5,469	$61,683	$78,035
Sales of investments	$68,946	$23,614	$37,828
Principal payments	$119,199	$116,007	$35,563
Net investment income	$7,949	$13,560	$18,066
Net realized losses	$(1,907)	$(2,455)	$(7,108)
Net change in unrealized appreciation (depreciation)	$15,654	$(3,661)	$(2,658)
Net increase in net assets resulting from operations	$21,696	$7,444	$8,300
Total distributions to shareholders	$57,863	$13,381	$17,246
Net investment income per Common Share - basic and diluted	$0.31	$0.50	$0.63
Earnings per Common Share - basic and diluted	$0.84	$0.27	$0.29
Distributions per Common Share	$2.26	$0.49	$0.60
Portfolio and Investment Activity for the Years Ended December 31, 2021 and December 31, 2020
The following table presents our new investment commitments for the years ended December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,
	2021		2020
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$96	7.5%	$28,359	59.3%
Syndicated transactions	1,179	92.5%	19,488	40.7%
Total investment commitments entered during the year	$1,275	100.0%	$47,847	100.0%
The following table presents our portfolio company activity for the years ended December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,
	2021	2020
Portfolio companies at beginning of year	75	86
Number of added portfolio companies	—	7
Number of exited portfolio companies	(41)	(18)
Portfolio companies at year end	34	75

Number of debt investments at year end	58	125
Number of equity/other investments at year end	6	6

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the year ended December 31, 2021:

	Balance as of January 1, 2021	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of December 31, 2021
Senior secured loans - first lien	$251,882	$4,387	$(167,188)	$13,860	$102,941
Senior secured loans - second lien	29,682	—	(11,372)	(450)	17,860
Senior secured bonds	4,831	1,082	(3,432)	(213)	2,268
Senior unsecured debt	3,349	—	(3,326)	(23)	—
Total senior debt	$289,744	$5,469	$(185,318)	$13,174	$123,069
Equity and other	2,205	—	(2,827)	1,692	1,070
Total	$291,949	$5,469	$(188,145)	$14,866	$124,139
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.
The following table presents selected information regarding our investment portfolio as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021		December 31, 2020
Weighted average purchase price of debt investments (1)	94.7%		95.9%
Weighted average duration of debt investments (2)	0.7	years	1.4	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.6%		5.2%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.3%		3.4%
Number of debt investments on non-accrual status	1		3

Floating interest rate debt investments:
Percent of debt portfolio (3)	98.2%		97.2%
Percent of floating rate debt investments with interest rate floors (3)	98.2%		70.2%
Weighted average interest rate floor	0.8%		1.0%
Weighted average coupon spread to base interest rate	617	bps	588	bps
3-month LIBOR	21	bps	24	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	1.8%		2.8%
Weighted average coupon rate	6.8%		7.7%
Weighted average years to maturity	1.2	years	2.9	years

Weighted average effective yields
Senior secured loans - first lien (4)	8.0%		7.7%
Senior secured loans - second lien (4)	8.1%		8.5%
Senior secured bonds (4)	3.9%		4.6%
Senior unsecured debt (4)	—%		11.1%
Total debt investments (4)	7.9%		7.8%
Total investments (5)	7.9%		7.7%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.10% for the 1 Month LIBOR to 0.34% for the 6 Month LIBOR on December 31, 2021. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2021	$—	—%	$14,678	4.7%
2022	1,611	1.2	27,704	8.8
2023	20,513	15.6	51,672	16.5
2024	28,066	21.4	86,959	27.8
2025	53,603	40.9	91,209	29.1
2026	27,409	20.9	40,937	13.1
Total	$131,202	100.0%	$313,159	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of December 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
Results of Operations
Operating results for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Total investment income	$17,222	$27,957	$36,107
Total expenses	9,273	14,397	18,041
Net investment income	7,949	13,560	18,066
Net realized losses	(1,907)	(2,455)	(7,108)
Net change in unrealized appreciation (depreciation)	15,654	(3,661)	(2,658)
Net increase in net assets resulting from operations	$21,696	$7,444	$8,300
Investment Income
Interest and dividend income consisted of the following components for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,			Variances
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Interest income on debt securities:
Cash interest	$15,557	$24,349	$32,835	$(8,792)	$(8,486)
PIK interest	340	1,275	193	(935)	1,082
Net accretion/amortization of discounts/premiums	904	1,258	1,624	(354)	(366)
Total interest on debt securities	16,801	26,882	34,652	(10,081)	(7,770)
PIK dividend	169	742	1,059	(573)	(317)
Total interest and dividend income	$16,970	$27,624	$35,711	$(10,654)	$(8,087)
Average Investments at cost	$193,681	$346,021	$388,958	$(152,340)	$(42,937)
Average Income Generating Investments at cost (1)	$186,328	$329,547	$378,691	$(143,219)	$(49,144)
Income return (2)	9.1%	8.4%	9.4%
_______________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of December 31, 2021, December 31, 2020 and December 31, 2019, yield on debt investments at cost was 7.9%, 7.8% and 8.9%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,			Variances
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Capital structuring fees	$—	$—	$240	$—	$(240)
Administrative agency fees	25	298	31	(273)	267
Amendment fees and other	227	35	125	192	(90)
Total fee income	$252	$333	$396	$(81)	$(63)
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,			Variances
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Fixed operating expenses:
Related party reimbursements (1)	$352	$644	$818	$(292)	$(174)
Trustees fees	285	311	310	(26)	1
Professional services fees (2)	740	925	917	(185)	8
Other expenses	237	250	251	(13)	(1)
Total fixed operating expenses	1,614	2,130	2,296	(516)	(166)

Variable operating expenses:
Interest expense (3)	2,880	5,749	8,552	(2,869)	(2,803)
Administrative services (4)	166	177	198	(11)	(21)
Management fee	4,526	6,247	6,889	(1,721)	(642)
Custody services	87	94	95	(7)	(1)
Total variable operating expenses	7,659	12,267	15,734	(4,608)	(3,467)

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver)	—	—	11	—	(11)
Total performance-dependent expenses	—	—	11	—	(11)

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$9,273	$14,397	$18,041	$(5,124)	$(3,644)
_______________
(1)Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to the decrease in average borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in average borrowings. The decrease in total expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, total borrowing costs were 3.86%, 3.63% and 5.26%, respectively. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, average borrowings for the period were $73,562, $155,907 and $160,312, respectively.
Net Realized Gains (Losses)
For the year ended December 31, 2021, we had dispositions and principal repayments of $188.1 million, resulting in net realized losses of $(1.6) million. For the year ended December 31, 2021, we had realized losses from our foreign currency forward contracts of $(0.3) million primarily due the movement of the U.S. dollar against the British pound.
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
For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the components of total realized gains (losses) were comprised of the following:

	For the Years Ended December 31,
	2021	2020	2019
Investments	$(1,618)	$(2,369)	$(6,321)
Foreign currency forward contracts	(287)	(258)	(873)
Foreign currency transactions	(2)	172	86
Net realized losses	$(1,907)	$(2,455)	$(7,108)
Changes in Unrealized Appreciation (Depreciation)
For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Years Ended December 31,
	2021	2020	2019
Investments	$15,167	$(2,982)	$(2,939)
Foreign currency forward contracts	488	(681)	297
Foreign currency transactions	(1)	2	(16)
Net change in unrealized appreciation (depreciation)	$15,654	$(3,661)	$(2,658)

For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Years Ended December 31,
	2021	2020	2019
Unrealized appreciation on all investments (1)	$23,713	$48,482	$19,373
Unrealized depreciation on all investments (1)	(8,546)	(51,464)	(22,312)
Total net change in unrealized appreciation (depreciation) on all investments	$15,167	$(2,982)	$(2,939)

Unrealized appreciation on Level 3 investments only (1)	$14,066	$16,672	$10,226
Unrealized depreciation on Level 3 investments only (1)	(3,900)	(30,986)	(13,377)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$10,166	$(14,314)	$(3,151)
_______________
(1)Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 36.65% increase in the value of their investment, or an annualized return of 4.53%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, and the period from commencement to December 31, 2021. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Years Ended December 31,			Since Commencement
Company	Date Operations Commenced (2)	2021	2020	2019	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	11.55%	4.12%	3.55%	36.65%	4.53%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021, we had ten unfunded commitments totaling $3.7 million as compared to twenty two unfunded commitments totaling $10.6 million as of December 31, 2020. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$4,556	$10,058
Restricted cash (1)	24,648	24,341
Unused borrowing capacity	—	21,667
Principal receivable	4,747	939
Unfunded investment commitments	(3,713)	(10,616)
Other net working capital (2)	(722)	1,250
Total operational liquidity	$29,516	$47,639
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	December 31, 2021
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$—	$—	$—	$—	$—
Interest on borrowings (1) (2)	—	—	—	—	—
Unused commitment fee (1)	—	—	—	—	—
Total - Financings	$—	$—	$—	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$104,845	$—	$104,845	$—	$—
GCIF 2019 (3)	31,011	—	—	—	31,011
Total Liquidation of Feeder Funds' Investments	$135,856	$—	$104,845	$—	$31,011

_______________
(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of December 31, 2021 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after December 31, 2021 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.
(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of December 31, 2021. In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds on or before December 31, 2022. The Feeder Funds intend to, in turn, make liquidating distributions to their own shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their respective assets on or before December 31, 2022.
As of December 31, 2021, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.
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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021	December 31, 2020
Investments classified as Level 3 fair value	$80,068	$191,468
Total investments at fair value	$124,139	$291,949
Total assets	$159,243	$329,927
Percentage of investment portfolio classified as Level 3 fair value	64.5%	65.6%
Percentage of total assets classified as Level 3 fair value	50.3%	58.0%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2021 and December 31, 2020 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Fair Value of Level 3 Investments at Year End	$80,068	$191,468
Fair Value Assuming a 5% Increase in Value	84,071	201,041

Increase in unrealized appreciation	4,003	9,573
(Increase) in management fees (1)	(70)	(168)
(Increase) in performance based incentive fee (2)	(801)	(1,915)
Increase in net assets resulting from operations	$3,132	$7,490

Weighted average Common Shares outstanding (basic and diluted)	25,729,824	27,139,732
Common Shares outstanding at the end of the Year	25,594,125	26,272,618

Increase in earnings per Common Share	$0.12	$0.28
Increase in net asset value per Common Share	$0.12	$0.29
_______________
(1)Increases in management fees for the periods ended December 31, 2021 and December 31, 2020 represent only 12 months' worth of the change to the Master Fund's management fees.
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
In 2015, Hamilton, a wholly-owned, special purpose financing subsidiary of the Master Fund, initially entered into the Hamilton Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. On June 29, 2018, the Hamilton Credit facility was amended to extend the term from December 17, 2019 to December 29, 2022 and to extend the draw-down term from December 17, 2018 to December 29, 2021 among other things. As of December 31, 2021 and December 31, 2020, we had borrowed $0.0 million and $130.0 million, respectively. On November 29, 2021, Hamilton repaid in full all outstanding amounts due in connection with, and terminated all commitments under, the Hamilton Credit Facility. See Note 7. Borrowings.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, 98.2% of our debt investments (97.3% of our total investments), or $120.8 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of December 31, 2021.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	244	244	0.01
+100 bps	615	615	0.02
+150 bps	1,174	1,174	0.05
+200 bps	1,749	1,749	0.07
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

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, brokers or the underlying investees, or by other appropriate auditing procedures where replies from brokers or underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter	At December 31, 2021, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $80.1 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

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

New York, NY
March 17, 2022

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $125,563 and $308,540, respectively)	$124,139	$291,949
Cash and cash equivalents	4,556	10,058
Restricted cash	24,648	24,341
Collateral deposits for foreign currency forward contracts	—	520
Interest and dividend income receivable	936	1,882
Principal receivable	4,747	939
Receivable from related parties	25	39
Prepaid expenses and other assets	192	199
Total assets	$159,243	$329,927

Liabilities
Credit facility payable, net of financing costs	$—	$129,243
Unrealized depreciation on foreign currency forward contracts	280	768
Accrued management fee	769	508
Payable to related parties	61	145
Accounts payable, accrued expenses and other liabilities	853	538
Total liabilities	1,963	131,202
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$157,280	$198,725

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 26,272,618 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	$26	$26
Paid-in-capital in excess of par value	169,019	223,462
Accumulated loss, net of distributions	(11,765)	(24,763)
Net assets	$157,280	$198,725
Net asset value per Common Share	$6.15	$7.56
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019
Investment Income
Interest income	$16,461	$25,607	$34,459
PIK interest income	340	1,275	193
Dividend income	169	742	1,059
Fee income	252	333	396
Total investment income	17,222	27,957	36,107
Operating Expenses
Interest expense and other financing costs	2,880	5,749	8,552
Management fee	4,526	6,247	6,889
Performance-based incentive fee	—	—	11
Administrative services	166	177	198
Custody services	87	94	95
Trustees fees	285	311	310
Related party reimbursements	352	644	818
Professional services fees	740	925	917
Other expenses	237	250	251
Total expenses	9,273	14,397	18,041
Net investment income	7,949	13,560	18,066
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(1,618)	(2,369)	(6,321)
Foreign currency forward contracts	(287)	(258)	(873)
Foreign currency transactions	(2)	172	86
Net realized losses	(1,907)	(2,455)	(7,108)
Net change in unrealized appreciation (depreciation) on:
Investments	15,167	(2,982)	(2,939)
Foreign currency forward contracts	488	(681)	297
Foreign currency transactions	(1)	2	(16)
Net change in unrealized appreciation (depreciation)	15,654	(3,661)	(2,658)
Net realized and unrealized gains (losses)	13,747	(6,116)	(9,766)
Net increase in net assets resulting from operations	$21,696	$7,444	$8,300
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.31	$0.50	$0.63
Earnings per Common Share outstanding - basic and diluted	$0.84	$0.27	$0.29
Weighted average Common Shares outstanding - basic and diluted	25,729,824	27,139,732	28,730,579
Distribution per Common Share outstanding	$2.26	$0.49	$0.60

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	18,066	18,066
Net realized losses	—	—		—	(7,108)	(7,108)
Net change in unrealized depreciation	—	—		—	(2,658)	(2,658)
Net increase in net assets resulting from operations	—	—		—	8,300	8,300
Shareholder distributions:
Distributions from earnings	—	—		—	(17,246)	(17,246)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(17,246)	(17,246)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(2,161,538)	(2)		(17,087)	—	(17,089)
Net decrease in net assets resulting from capital share transactions	(2,037,468)	(2)		(16,087)	—	(16,089)
Net decrease for the year	(2,037,468)	(2)		(16,087)	(8,946)	(25,035)
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	13,560	13,560
Net realized losses	—	—		—	(2,455)	(2,455)
Net change in unrealized depreciation	—	—		—	(3,661)	(3,661)
Net increase in net assets resulting from operations	—	—		—	7,444	7,444
Shareholder distributions:
Distributions from earnings	—	—		—	(13,381)	(13,381)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(13,381)	(13,381)
Capital share transactions:
Issuance of Common Shares	1,070,451	1		8,049	—	8,050
Repurchase of Common Shares	(1,955,367)	(2)		(14,583)	—	(14,585)
Net decrease in net assets resulting from capital share transactions	(884,916)	(1)		(6,534)	—	(6,535)
Net decrease for the year	(884,916)	(1)		(6,534)	(5,937)	(12,472)
Balance at December 31, 2020	26,272,618	$26		$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—		—	7,949	7,949
Net realized losses	—	—		—	(1,907)	(1,907)
Net change in unrealized appreciation	—	—		—	15,654	15,654
Net increase in net assets resulting from operations	—	—		—	21,696	21,696
Shareholder distributions:
Distributions from earnings	—	—		—	(8,698)	(8,698)
Distributions representing a return of capital	—	—		(49,165)	—	(49,165)
Net decrease in net assets resulting from shareholder distributions	—	—		(49,165)	(8,698)	(57,863)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(1)	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—		(5,278)	—	(5,278)
Net increase (decrease) for the year	(678,493)	—		(54,443)	12,998	(41,445)
Balance at December 31, 2021	25,594,125	$26		$169,019	$(11,765)	$157,280
_______________________
(1)Amount is less than $1,000

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities
Net increase in net assets resulting from operations	$21,696	$7,444	$8,300
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(413)	(1,787)	(1,071)
Amortization of premium/accretion of discount, net	(904)	(1,258)	(1,624)
Proceeds from sales of investments	68,946	23,614	37,828
Proceeds from paydowns on investments	119,199	116,007	35,563
Net receipt of settlement of derivatives	1,785	4,474	3,962
Net payment of settlement of derivatives	(2,072)	(4,732)	(4,835)
Net realized losses on derivatives	287	258	873
Purchases of investments	(5,469)	(61,683)	(78,035)
Net realized losses on investments	1,618	2,369	6,321
Net change in unrealized (appreciation) depreciation on investments	(15,167)	2,982	2,939
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(488)	681	(297)
Amortization of deferred financing costs	757	381	380
(Increase) decrease in operating assets:
Interest and dividend income receivable	946	740	(104)
Principal receivable	(3,808)	(939)	7,701
Receivable from related parties	14	(4)	1
Prepaid expenses and other assets	7	85	(107)
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	—	(4,736)
Accrued management fee	261	(68)	(14)
Payable to related parties	(84)	(50)	18
Collateral payable for foreign currency forward contracts	—	(320)	320
Accounts payable, accrued expenses and other liabilities	315	(325)	10
Net cash provided by operating activities	187,426	87,869	13,393
Financing activities
Issuance of Common Shares	—	8,050	1,000
Repurchase of Common Shares	(5,278)	(14,585)	(17,089)
Credit facility borrowings	—	4,000	27,000
Credit facility repayments	(130,000)	(46,000)	(5,000)
Distributions paid	(57,863)	(13,381)	(20,640)
Net cash used in financing activities	(193,141)	(61,916)	(14,729)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,715)	25,953	(1,336)
Cash, cash equivalents and restricted cash, beginning of year	34,919	8,966	10,302
Cash, cash equivalents and restricted cash, end of year	$29,204	$34,919	$8,966
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	4,556	10,058	1,454
Restricted cash	24,648	24,341	7,512
Collateral deposits for foreign currency forward contracts	—	520	—
Total cash, cash equivalents and restricted cash	$29,204	$34,919	$8,966
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$2,156	$5,340	$8,048
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 78.2%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	$4,511	$4,457	$4,368	2.8%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.08%	11/1/2024	6,916	6,105	6,542	4.2%
Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,217	1,210	1,214	0.8%
Total Automotive							11,772	12,124	7.8%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.62%	8/16/2024	£2,086	2,637	2,772	1.8%
Total Banking, Finance, Insurance & Real Estate							2,637	2,772	1.8%
Beverage, Food & Tobacco
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,122	721	965	0.6%
Total Beverage, Food & Tobacco							721	965	0.6%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,955	1.2%
Total Capital Equipment							2,000	1,955	1.2%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	5,070	5,049	5,051	3.2%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(59)	(55)	—%
							4,990	4,996	3.2%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	4.47%	6/26/2026	975	965	966	0.6%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/24/2024	238	193	197	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	7/23/2025	6,850	6,732	6,787	4.3%
							6,925	6,984	4.4%
Total Chemicals, Plastics & Rubber							12,880	12,946	8.2%
Consumer Goods: Non-Durable
Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	3,718	3,702	3,588	2.3%
Galls LLC (Delayed Draw B)	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	545	543	526	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	7.75%	1/31/2024	344	313	317	0.2%
							4,558	4,431	2.8%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.60%	12/19/2025	3,939	3,609	3,830	2.4%
Total Consumer Goods: Non-Durable							8,167	8,261	5.2%
Containers, Packaging & Glass

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Bioplan USA, Inc.	(14)	Senior Secured Loans - First Lien	L+7.75%	8.75%	12/22/2023	4,876	4,451	4,635	3.0%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	3.35%	3/28/2025	1,940	1,859	1,911	1.2%
Total Containers, Packaging & Glass							6,310	6,546	4.2%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	2,041	313	0.2%
Permian Production Partners	(13)(14)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	11/23/2025	750	390	693	0.4%
Total Energy: Oil & Gas							2,431	1,006	0.6%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,974	7,844	5.0%
Total Healthcare & Pharmaceuticals							7,974	7,844	5.0%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.62%	1/23/2025	2,311	2,309	2,252	1.4%
Total Hotel, Gaming & Leisure							2,309	2,252	1.4%
Metals & Mining
Polyvision Corp.	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	3,564	3,529	3,457	2.2%
Polyvision Corp.	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	1,004	994	974	0.6%
Polyvision Corp. (Delayed Draw)	(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	138	138	134	0.1%
Polyvision Corp. (Revolver)	(9)(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	8/21/2025	739	669	693	0.4%
Total Metals & Mining							5,330	5,258	3.3%
Retail
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	4,650	4,618	4,555	2.9%

Save-a-Lot	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	3/12/2024	973	887	995	0.6%
Save-a-Lot	(13)(14)	Senior Secured Loans - Second Lien	L+10.75%	11.75%	10/1/2024	1,227	1,912	1,056	0.7%
							2,799	2,051	1.3%
Total Retail							7,417	6,606	4.2%
Services: Business
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.17%	6/16/2025	£2,060	2,589	2,697	1.7%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	5.16%	6/16/2025	890	862	862	0.5%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(27)	(27)	—%
							3,424	3,532	2.2%

HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	4.60%	4/3/2025	2,725	2,692	2,504	1.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	4,728	4,645	4,634	2.9%
Hersha Hospitality Management (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	86	62	62	—%
							4,707	4,696	2.9%

PSI Services LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	298	298	275	0.2%
PSI Services LLC (Delayed Draw)	(15)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	177	177	169	0.1%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	420	420	402	0.3%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,808	2,775	2,682	1.7%
							3,670	3,528	2.3%

YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.13%	7/10/2026	5,000	4,762	3,350	2.1%
Total Services: Business							19,255	17,610	11.1%
Technology
Allvue Systems (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.43%	9/6/2024	129	116	122	0.1%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	4.43%	9/4/2026	851	849	844	0.5%
							965	966	0.6%

Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,861	4,873	3.1%
Apptio, Inc. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	12/3/2024	131	109	110	0.1%
							4,970	4,983	3.2%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.31%	6/8/2024	£2,638	3,365	3,570	2.3%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+7.00%	7.03%	6/8/2024	£338	426	914	0.6%
							3,791	4,484	2.9%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.00%	4.18%	4/28/2025	1,931	1,910	1,922	1.2%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.93%	4/27/2026	462	456	459	0.3%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.00%	4.18%	4/28/2025	3,048	3,022	3,034	2.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.93%	4/27/2026	4,696	4,652	4,669	3.0%
							10,040	10,084	6.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	934	932	925	0.6%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	497	496	492	0.3%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	180	180	178	0.1%
							1,608	1,595	1.0%

Wide Orbit, Inc.	(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,097	3,072	3,072	2.0%
Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(26)	—%
							3,072	3,046	2.0%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	1,284	1,270	1,276	0.8%
Total Technology							25,716	26,434	17.0%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.58%	7/23/2025	2,186	2,179	2,164	1.4%
Firstlight Fiber	(15)	Senior Secured Loans - Second Lien	L+7.50%	7.58%	7/23/2026	2,500	2,481	2,431	1.5%
Total Telecommunications							4,660	4,595	2.9%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,938	5,895	3.7%
Total Utilities: Electric							5,938	5,895	3.7%
Total Debt Investments							$125,517	$123,069	78.2%

Equity investments - 0.7%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		128	$16	$6	—%
Total Beverage, Food & Tobacco							16	6	—%
Energy: Oil & Gas
Permian Production Partners	(13)(15)	Equity and Other	N/A	N/A		203,022	—	243	0.2%
Total Energy: Oil & Gas							—	243	0.2%
Retail
Save-a-Lot	(13)	Equity and Other	N/A	N/A		53,097	—	173	0.1%
Total Retail							—	173	0.1%

Technology
Onyx CenterSource	(13)(15)	Equity and Other	N/A	N/A		952,410	—	476	0.3%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	51	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Wide Orbit (Warrants)	(13)(15)	Equity and Other	N/A	N/A		96,480	—	121	0.1%
Total Technology							30	648	0.4%
Total Equity Investments							$46	$1,070	0.7%

Total Investments - 78.9%							$125,563	$124,139	78.9%

December 31, 2021 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2022	$1,189	€1,055	—	$(12)	—%
JPMorgan Chase Bank	1/14/2022	$11,387	£8,609	—	$(268)	(0.2)%
					$(280)	(0.2)%
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Sterling Overnight Index Average Rate ("SONIA") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2021, LIBO rates ranged between 0.10% for 1-month LIBOR to 0.34% for 6-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2021.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of December 31, 2021, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $3.7 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $6.2 million; the net unrealized depreciation was $(2.5) million; the aggregate cost of securities for Federal income tax purposes was $126.4 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2021 (see Note 8. Commitments and Contingencies).

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2021, qualifying assets represented 87.6% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of December 31, 2021.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2021; (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Bioplan USA, Inc.	L+7.75%	0.50%	L+7.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp. (Delayed Draw)	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp. (Revolver)	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Save-A-Lot	L+7.00%	7.00%	L+0.00%	The Portfolio Company may elect PIK up to 7.00%.
Save-A-Lot	L+10.75%	10.75%	L+0.00%	The Portfolio Company may elect PIK up to 10.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of December 31, 2021, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2021, debt investments on non-accrual status represented 1.6% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.
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
As of December 31, 2021, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of December 31, 2021, the Master Fund's cash equivalents of $4.6 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, open U.S. Federal and state income tax years include the tax years ended December 31, 2018 through December 31, 2021. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements

	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$101,275	$102,941	82.9%	$259,881	$251,882	86.2%
Senior secured loans - second lien	20,201	17,860	14.4	33,662	29,682	10.2
Senior secured bonds	4,041	2,268	1.8	6,171	4,831	1.7
Senior unsecured debt	—	—	—	3,329	3,349	1.1
Total senior debt	$125,517	$123,069	99.1%	$303,043	$289,744	99.2%
Equity and other	46	1,070	0.9	5,497	2,205	0.8
Total investments	$125,563	$124,139	100.0%	$308,540	$291,949	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2021 and December 31, 2020, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2021			December 31, 2020
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$25,746	$27,082	21.8%	$67,846	$63,848	21.9%
Services: Business	19,255	17,610	14.2	30,583	29,291	10.0
Chemicals, Plastics & Rubber	12,880	12,946	10.4	18,377	18,395	6.3
Automotive	11,772	12,124	9.8	26,998	27,044	9.3
Consumer Goods: Non-Durable	8,167	8,261	6.7	11,959	12,339	4.2
Healthcare & Pharmaceuticals	7,974	7,844	6.3	7,965	7,975	2.7
Retail	7,417	6,779	5.5	18,349	14,065	4.8
Containers, Packaging & Glass	6,310	6,546	5.3	16,488	14,728	5.0
Utilities: Electric	5,938	5,895	4.7	5,922	5,880	2.0
Metals & Mining	5,330	5,258	4.2	5,004	4,834	1.7
Telecommunications	4,660	4,595	3.7	4,678	4,430	1.5
Banking, Finance, Insurance & Real Estate	2,637	2,772	2.2	6,006	6,215	2.1
Hotel, Gaming & Leisure	2,309	2,252	1.8	3,289	3,194	1.1
Capital Equipment	2,000	1,955	1.6	2,000	1,975	0.7
Energy: Oil & Gas	2,431	1,249	1.0	8,529	3,501	1.2
Beverage, Food & Tobacco	737	971	0.8	28,271	28,477	9.8
Construction & Building	—	—	—	13,757	13,729	4.7
Media: Advertising, Printing & Publishing	—	—	—	21,127	20,924	7.2
Utilities: Oil & Gas	—	—	—	5,729	5,451	1.9
Aerospace & Defense	—	—	—	4,333	4,360	1.5
Consumer Goods: Durable	—	—	—	1,233	1,193	0.4
Transportation: Consumer	—	—	—	97	101	—
Total investments	$125,563	$124,139	100.0%	$308,540	$291,949	100.0%

Notes to Consolidated Financial Statements
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2021 and December 31, 2020.

Geographic Dispersion	December 31, 2021	December 31, 2020
United States of America	89.8%	84.9%
United Kingdom	8.7	9.8
Canada	1.5	3.5
Italy	—	1.8
Total investments	100.0%	100.0%
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
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2021 and December 31, 2020:

December 31, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,055	$1,189	$1,201	$(12)
GBP	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,609	11,387	11,655	(268)
Total					$12,576	$12,856	$(280)

December 31, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,063	$1,291	$1,299	$(8)
GBP	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,334	25,682	26,442	(760)
Total					$26,973	$27,741	$(768)

Notes to Consolidated Financial Statements
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

		For the Years Ended December 31,
	Statement Location	2021	2020	2019
Net realized losses
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	$(287)	$(258)	$(873)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	488	(681)	297
Net realized and unrealized gains (losses) on foreign currency forward contracts		$201	$(939)	$(576)
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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2021 and December 31, 2020:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2021	JP Morgan Chase Bank, N.A.	$—	$(280)	$—	$(280)
December 31, 2020	JP Morgan Chase Bank, N.A.	$—	$(768)	$520	$(248)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2021 and December 31, 2020, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$38,280	$64,661	$102,941
Senior secured loans - second lien	—	3,350	14,510	17,860
Senior secured bonds	—	2,268	—	2,268
Senior unsecured debt	—	—	—	—
Total senior debt	$—	$43,898	$79,171	$123,069
Equity and other	—	173	897	1,070
Total investments	$—	$44,071	$80,068	$124,139
Percentage	0.0%	35.5%	64.5%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(280)	$—	$(280)

Notes to Consolidated Financial Statements

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$84,369	$167,513	$251,882
Senior secured loans - second lien	—	10,060	19,622	29,682
Senior secured bonds	—	4,831	—	4,831
Senior unsecured debt	—	1,221	2,128	3,349
Total senior debt	$—	$100,481	$189,263	$289,744
Equity and other	—	—	2,205	2,205
Total investments	$—	$100,481	$191,468	$291,949
Percentage	0.0%	34.4%	65.6%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(768)	$—	$(768)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2021 and December 31, 2020:

December 31, 2021
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$61,459	Yield analysis	Yield	7.30%	4.49% - 12.89%	Decrease
	$914	Transacted value	Potential Transaction	200.00	200.00	Increase
		Discounted cash flow	EBITDA multiple	11.0x	11.0x	Increase
Senior Secured Loans - Second Lien	$11,023	Yield analysis	Yield	8.97%	8.25% - 9.6%	Decrease
Equity/Other	$476	Transacted value	Potential Transaction	50.00%	50.00%	Increase
	$243	Market comparable	Cash Flow Multiple	3.0x	3.0x	Increase
		Market comparable	Oil production multiple (5)	22301x	22301x	Increase
		Market comparable	Oil reserve multiple (6)	10.1x	10.1x	Increase
	$51	Market comparable	EBITDA multiple	21.5x	21.5x	Increase
		Market comparable	Discount Rate	25.00%	25.00%	Decrease
	$6	Discounted cash flow	Discount Rate	25.00%	25.00%	Decrease
		Discounted cash flow	Terminal EBITDA Multiple	5.8x	5.8x	Increase
	$121	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20%	20%	Decrease
Total	$74,293
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2021, the Master Fund had investments of this nature measured at fair value totaling $5.8 million.
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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2021 and December 31, 2020:

	For the Year Ended December 31, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2021	$167,513	$19,622	$—	$2,128	$2,205	$191,468
Additions (1)	4,609	66	1,088	—	—	5,763
Sales and repayments (2)	(117,266)	(9,000)	(1,164)	(2,118)	(2,828)	(132,376)
Net realized gains (losses) (3)	(14)	76	76	21	(2,623)	(2,464)
Net change in unrealized appreciation (depreciation) on investments (4)	5,350	410	—	(29)	4,435	10,166
Net discount accretion	327	(80)	—	(2)	—	245
Transfers into Level 3 (5)	11,320	6,176	—	—	—	17,496
Transfers out of Level 3 (6)	(7,178)	(2,760)	—	—	(292)	(10,230)
Fair value balance as of December 31, 2021	$64,661	$14,510	$—	$—	$897	$80,068
Change in net unrealized appreciation on investments held as of December 31, 2021	$889	$149	$—	$—	$2,058	$3,096
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
(5)For the year ended December 31, 2021, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the year ended December 31, 2021, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2021, approximates its carrying value.
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

Notes to Consolidated Financial Statements

Related Party (1) (2)		For the Years Ended December 31,
	Source Agreement & Description	2021	2020	2019
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$4,526	$6,247	$6,889
Guggenheim	Administrative Services Agreement - expense reimbursement	352	644	818
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	25	35	271
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
(2)As of December 31, 2021, December 31, 2020 and December 31, 2019, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2021, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. During the period ending December 31, 2021, the Hamilton Credit Facility provided for (i) average borrowings in an aggregate principal amount of $0.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ended November 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
On November 29, 2021, Hamilton repaid in full all outstanding amounts due in connection with, and terminated all commitments under, the Hamilton Credit Facility.

Notes to Consolidated Financial Statements
Hamilton's borrowings as of December 31, 2021 and December 31, 2020 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2021	$—	$—	$—	2.62%	12/29/22	1.0	years
December 31, 2020	$151,667	$130,000	$129,243	2.73%	12/29/22	2.0	years
_______________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of December 31, 2021 and December 31, 2020) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.
The components of the Master Fund's interest expense and other financing costs for years ended December 31, 2021, December 31, 2020 and December 31, 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Stated interest expense	$1,999	$5,182	$8,023
Unused/undrawn fees	124	186	149
Amortization of deferred financing costs	757	381	380
Total interest expense and other financing costs	$2,880	$5,749	$8,552
Average borrowings	$73,562	$155,907	$160,312

Weighted average interest rate (1)	2.85%	3.39%	5.03%
Amortized financing costs	1.01%	0.24%	0.23%
Total borrowing cost	3.86%	3.63%	5.26%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2021 and December 31, 2020, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2021		December 31, 2020
Aceto Chemical (Revolver)	$800		$640
Acquia Inc. (Revolver)	—		211
Advicent Solutions (Revolver)	—		339
Alexander Mann Solutions (Revolver) (2)	446		446
Allvue Systems (Revolver)	3		132
Apptio, Inc. (Revolver)	196		326
Arcline FM Holdings LLC (Revolver)	—		291
Boats Group (Revolver)	—		1,000
GAL Manufacturing (Revolver)	—		309
Galls LLC (Revolver)	268		318
Gladman Developments Ltd. (Delayed Draw) (2)	—		706
Hersha Hospitality Management (Delayed Draw)	1,106		1,594
Lytx, Inc. (Delayed Draw)	—		1,540
Mavis Tire Express Services Corp. (Revolver)	—		217
Polyvision Corp. (Delayed Draw)	—		325
Polyvision Corp. (Revolver)	189		520
PSI Services LLC (Delayed Draw)	—		239
PSI Services LLC (Revolver)	—	(3)	195
Seal For Life Industries US LLC (Revolver)	412		433
Trader Interactive (Revolver)	—		242
Velocity Holdings US (Revolver)	—		300
Wide Orbit (Revolver)	293		293
Total Unfunded Commitments	$3,713		$10,616
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the December 31, 2021 and December 31, 2020 exchange rates, respectively.
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

Notes to Consolidated Financial Statements
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2021, December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017:

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$7.56	$7.78	$8.09	$8.52	$8.47
Net investment income (1)	0.31	0.50	0.63	0.64	0.50
Net realized gains (losses) (1)	(0.07)	(0.09)	(0.25)	0.24	0.12
Net change in unrealized appreciation (depreciation) (2)	0.61	(0.14)	(0.09)	(0.47)	0.02
Net increase resulting from operations	0.85	0.27	0.29	0.41	0.64
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.33)	(0.49)	(0.59)	(0.63)	(0.49)
Distributions from realized gains	—	—	(0.01)	(0.21)	(0.07)
Distribution in excess of net investment income	(1.93)	—	—	—	(0.03)
Net decrease resulting from distributions	(2.26)	(0.49)	(0.60)	(0.84)	(0.59)
Net asset value, end of year	$6.15	$7.56	$7.78	$8.09	$8.52

INVESTMENT RETURNS
Total investment return (4)	11.55%	4.12%	3.55%	4.87%	7.80%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$157,280	$198,725	$211,197	$236,232	$248,481
Average net assets (5)	$183,380	$197,248	$229,144	$247,249	$233,765
Common Shares outstanding, end of year	25,594,125	26,272,618	27,157,534	29,195,002	29,151,096
Weighted average Common Shares outstanding	25,729,824	27,139,732	28,730,579	29,163,651	27,524,615

Ratios-to-average net assets: (5)
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	5.06%	7.30%	7.87%	6.55%	7.70%
Effect of incentive fee waiver and reimbursement of advisor transition costs	—%	—%	—%	—%	(0.35)%
Total expenses	5.06%	7.30%	7.87%	6.55%	7.35%
Net investment income	4.34%	6.87%	7.88%	7.51%	5.88%

Average outstanding borrowings (5)	$73,562	$155,907	$160,312	$150,000	$142,615
Portfolio turnover rate (5) (6)	2%	19%	20%	49%	43%
Asset coverage ratio (7)	—	2.53	2.23	2.57	2.66
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

Notes to Consolidated Financial Statements
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire year; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2021, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.
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
(5)The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the year is based on averaging the amount on the first day of the first month of the year and the last day of each month during the year.
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

Notes to Consolidated Financial Statements
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
August 2	August 4	0.98000	0.98000	25,083
November 1	November 3	0.20000	0.20000	5,116
			$2.25821	$57,863

For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
July 6, 13, 20, 27, August 3	August 4	0.00950	0.04750	1,285
August 10, 17, 24, 31	September 2	0.01000	0.04000	1,089
September 7, 14, 21, 28	October 1	0.00980	0.03920	1,063
October 5, 12, 19, 26, November 2	November 3	0.00850	0.04250	1,148
November 9, 16, 23, 30	December 2	0.00561	0.02244	606
December 23	December 24	0.01903	0.01903	500
			$0.49267	$13,381

For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559
July 1, 8, 15, 22, 29	July 31	0.01346	0.06730	1,926
August 5, 12, 19, 26	August 28	0.00776	0.03104	888
September 2, 9, 16, 23, 30	October 2	0.00776	0.03880	1,110
October 7, 14, 21	October 23	0.00776	0.02328	666
October 28, November 4, 11, 18	November 20	0.01049	0.04196	1,170
November 25, December 2, 9, 16, 23	December 26	0.01200	0.06000	1,663
			$0.59888	$17,246
For income tax purposes, the Master Fund estimates that its 2021 calendar year distributions are covered by taxable income and the return of capital (see Note 11. Taxable/Distributable Income).

Notes to Consolidated Financial Statements
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
For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2021	2020	2019
Undistributed net investment income	$960	$(2,650)	$(707)
Accumulated realized gains (losses)	(960)	2,650	707
Total	$—	$—	$—
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,
	2021	2020	2019
Net increase in net assets resulting from operations	$21,696	$7,444	$8,300
Net realized losses	1,907	2,455	7,108
Net change in unrealized appreciation (depreciation)	(15,654)	3,661	2,658
Unearned performance-based incentive fee on unrealized gains	—	—	11
Other book-tax difference	52	(186)	(589)
Total taxable income and gains available for distributions	$8,001	$13,374	$17,488
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2020 and December 31, 2019 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2021. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2021	2020	2019
Ordinary income (including short-term capital gains)	$8,698	$13,381	$16,911
Long-term capital gains (1)	—	—	335
Return of Capital Distribution	49,165	—	—
Total distributions	$57,863	$13,381	$17,246
Distributions as a percentage of taxable income and gains available for distributions (2)	723.0%	100.0%	98.6%
____________________
(1)     The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).
(2)     The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.

Notes to Consolidated Financial Statements
As of December 31, 2021 and December 31, 2020, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2021	2020
Undistributed ordinary income, net	$—	$574
Undistributed capital losses	(9,138)	(6,511)
Unrealized loss	(2,491)	(18,675)
Other temporary adjustments	(137)	(152)
Total accumulated (loss), net	$(11,766)	$(24,764)
Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2021, the Company incurred $(9,138) of long-term capital losses.
Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 are presented below:

	As of and for the three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$2,890	$3,808	$5,380	$5,144
Net investment income	1,225	1,688	2,790	2,246
Net realized and unrealized gains (losses)	(129)	(4)	6,184	7,696
Net increase in net assets resulting from operations	1,096	1,684	8,974	9,942
Net assets	157,280	161,300	184,699	200,808
Total investment income per Common Share - basic and diluted	0.11	0.15	0.21	0.20
Net investment income per Common Share - basic and diluted	0.05	0.07	0.11	0.09
Earnings per Common Share - basic and diluted	0.04	0.07	0.35	0.38
Net asset value per Common Share at end of quarter	6.15	6.30	7.22	7.85

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,952	$6,696	$7,196	$8,113
Net investment income	2,640	3,306	3,615	3,999
Net realized and unrealized gains (losses)	7,561	6,380	13,732	(33,789)
Net increase (decrease) in net assets resulting from operations	10,201	9,686	17,347	(29,790)
Net assets	198,725	196,382	188,731	176,846
Total investment income per Common Share - basic and diluted	0.22	0.25	0.27	0.29
Net investment income per Common Share - basic and diluted	0.10	0.12	0.13	0.15
Earnings (loss) per Common Share - basic and diluted	0.38	0.36	0.64	(1.08)
Net asset value per Common Share at end of quarter	7.56	7.27	7.04	6.53

Notes to Consolidated Financial Statements

	As of and for the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$8,908	$9,162	$9,114	$8,923
Net investment income	4,498	4,567	4,603	4,398
Net realized and unrealized losses	(4,094)	(4,974)	(387)	(311)
Net increase (decrease) in net assets resulting from operations	404	(407)	4,216	4,087
Net assets	211,197	225,699	230,030	236,295
Total investment income per Common Share - basic and diluted	0.32	0.32	0.31	0.31
Net investment income per Common Share - basic and diluted	0.16	0.16	0.16	0.15
Earnings (loss) per Common Share - basic and diluted	0.01	(0.01)	0.14	0.14
Net asset value per Common Share at end of quarter	7.78	7.89	8.04	8.07
Note 13. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements except for the one below.
On February 10, 2022, the Company announced that Matthew Bloom tendered his resignation as President of the Company. Matthew Bloom will continue to hold the positions of Chairman of the Board of Trustees and Chief Executive Officer of the Company.
On February 10, 2022, the Board of Trustees appointed John Palmer as President of the Company effective as of February 10, 2022. Mr. Palmer, age 37, serves as Director for Guggenheim Partners' Corporate Credit Group and has been with Guggenheim Partners since 2017.
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2021 at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2021, our internal control over financial reporting is effective based on those criteria.
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
Biographies of Interested Trustees
Matthew S. Bloom serves as Senior Managing Director and Co-Head of Guggenheim’s Corporate Credit Group, and has been with Guggenheim Partners since 2006. He is also a member of the Investment Committee overseeing Guggenheim’s corporate credit investing activities and serves as Chairman and CEO of Guggenheim Credit Income Fund. He has over 15 years of experience in the high yield, leveraged loan and private debt markets. During his career at the firm, Mr. Bloom has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing in the consumer, financial, food, gaming, industrials, retail, services and transportation sectors. In addition, Mr. Bloom has served as the Head of Research. Prior to joining Guggenheim, Mr. Bloom worked as an attorney at Skadden, Arps, Slate, Meagher & Flom in the Mergers & Acquisitions and Banking & Institutional Investing groups. Mr. Bloom received his B.S. from University of Florida and his J.D. from Columbia University School of Law.
Mr. Bloom was selected as an Interested Trustee because of his extensive knowledge of corporate credit investing activities and the Master Fund's business and operations. Additionally, his experience as Co-Head of Guggenheim’s Corporate Credit Group and an Investment Committee Member at Guggenheim Partners is particularly relevant to his trusteeship, and which we believe provides us with exceptional experience and leadership.

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

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Feeder Funds’ Board of Trustees where they have overall responsibility for overseeing each of the Feeder Funds’ management and operations. As of December 31, 2021, the master fund/feeder fund complex consisted of the Master Fund, GCIF 2019 and GCIF 2016T (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 44	Chief Executive Officer and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 73	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 39	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).	GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present).
Peter E. Roth, 63	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present)
_______________________
(1)Guggenheim Partners is an affiliate of the Master Fund.
(2)Messrs. Bloom, our Interested Trustee, is a senior executive of Guggenheim who provides services to us.
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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 44	Chief Executive Officer and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
Michael Guss , 34	Chief Financial Officer and Treasurer	Appointed 2021	Current: Managing Director and Head of Alternative Investment Accounting at Guggenheim Partners, (2013-present). Former: Ernst & Young LLP (asset management audit practice)	None
Amy J. Lee, 60	Secretary and Chief Legal Officer	Appointed 2018
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
Guggenheim Fund Complex (2)(2018-present)
John V. Palmer, 37	Senior Vice President	Appointed 2015	Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).
None
Brian E. Binder, 50	Senior Vice President	Appointed 2018
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
Joanna M. Catalucci, 55	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Master Fund believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2021.
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
Item 11. Executive Compensation.
(a)    Compensation of Executive Officers
As an externally managed BDC, we rely on the services of Guggenheim as investment advisor under the Investment Advisory Agreement. Guggenheim also provides administrative services to the Master Fund under an Administrative Services Agreement. Of the Master Fund’s executive officers, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. None of the Master Fund's executive officers receive direct compensation from us. Guggenheim is reimbursed by us for the allocable portion of administrative services performed by some of the Master Fund's executive officers.
(b)    Compensation of Independent Trustees
The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2021, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of co-investment transaction resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman is compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2021; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2021
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$89,500
Eric Rosenblatt	89,500
Peter E. Roth	99,500
$278,500
In fiscal year 2022, there were no changes to the compensation schedule for each Independent Trustee.
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

Name of Beneficial Owner (1)	Number	Percentage of current ownership(2)
Beneficial Owners of More Than 5%:(2)
IDF III, LLC; 227 West Monroe St., Chicago, IL 60606	3,486,277	13.63%

Feeder Funds: (3)
Guggenheim Credit Income Fund 2019	5,046,351	19.71%
Guggenheim Credit Income Fund 2016 T	17,061,497	66.66%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (4)	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Michael Guss, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Brian Binder, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (9 persons):	—	—%
_______________________
(1)    Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)    Based on a total of 25,594,125 Shares issued and outstanding as of March 10, 2022.
(3)    Each Feeder Fund is registered with the SEC and its financial statements may be viewed at www.sec.gov.
(4)    Matthew S. Bloom is also the Chief Executive Officer of the registrant.
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
During 2021 and 2020, we incurred $4.5 million and $6.2 million in management fees, respectively, which were payable to Guggenheim.
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
During 2021 and 2020, $0.4 million and $0.6 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.

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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") for professional services performed for the Master Fund's fiscal years ended December 31, 2021 and December 31, 2020, respectively.

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2021	$371,992	$17,425
2020	$446,750	$17,425

The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our affiliated Feeder Funds in fiscal years ended December 31, 2021 and December 31, 2020.

	GCIF 2016T	GCIF 2019
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2021	$7,430	$7,430
2020	$7,430	$22,430
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
All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2021 and December 31, 2020 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

Guggenheim Credit Income Fund

Date:	March 17, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2022	By:	/s/ Michael Guss
MICHAEL GUSS
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Bloom		March 17, 2022
MATTHEW S. BLOOM	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Guss		March 17, 2022
MICHAEL GUSS	Chief Financial Officer
(Principal Financial Officer)

/s/ Marc S. Goodman		March 17, 2022
Marc S. Goodman	Trustee

/s/ Eric Rosenblatt		March 17, 2022
Eric Rosenblatt	Trustee

/s/ Peter E. Roth		March 17, 2022
Peter E. Roth	Trustee