Form 10-Q
period 2022-03-31
GUGGENHEIM CREDIT INCOME FUND
filed 2022-05-16
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 25,594,125 common shares outstanding as of May 16, 2022.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2021, that was filed on March 17, 2022. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2021, that was filed on March 17, 2022. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments at fair value (amortized cost of $110,456 and $125,563, respectively)	$108,751	$124,139
Cash and cash equivalents	18,781	4,556
Restricted cash	12,384	24,648
Interest and dividend income receivable	943	936
Principal receivable	111	4,747
Receivable from related parties	3	25
Prepaid expenses and other assets	517	192
Total assets	$141,490	$159,243

Liabilities
Unrealized depreciation on foreign currency forward contracts	$26	$280
Accrued management fee	411	769
Payable to related parties	60	61
Accounts payable, accrued expenses and other liabilities	1,184	853
Total liabilities	1,681	1,963
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$139,809	$157,280

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$26	$26
Paid-in-capital in excess of par value	151,241	169,019
Accumulated loss, net of distributions	(11,458)	(11,765)
Net assets	$139,809	$157,280
Net asset value per Common Share	$5.46	$6.15
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Investment Income
Interest income	$2,345	$4,910
PIK interest income	79	97
Dividend income	179	12
Fee income	552	125
Total investment income	3,155	5,144
Operating Expenses
Interest expense and other financing costs	—	950
Management fee	648	1,397
Administrative services	42	43
Custody services	21	24
Trustees fees	70	83
Related party reimbursements	60	132
Professional services fees	191	201
Other expenses	71	68
Total expenses	1,103	2,898
Net investment income	2,052	2,246
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	629	454
Foreign currency forward contracts	(125)	(1,024)
Foreign currency transactions	(34)	(32)
Net realized gains (losses)	470	(602)
Net change in unrealized appreciation (depreciation) on:
Investments	(281)	7,319
Foreign currency forward contracts	254	980
Foreign currency transactions	(2)	(1)
Net change in unrealized appreciation (depreciation)	(29)	8,298
Net realized and unrealized gains	441	7,696
Net increase in net assets resulting from operations	$2,493	$9,942
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.08	$0.09
Earnings per Common Share outstanding - basic and diluted	$0.10	$0.38
Weighted average Common Shares outstanding - basic and diluted	25,594,125	26,144,459
Distribution per Common Share outstanding	$0.78	$0.10
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2021	25,594,125	$26	$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—	—	2,052	2,052
Net realized gains	—	—	—	470	470
Net change in unrealized depreciation	—	—	—	(29)	(29)
Net increase in net assets resulting from operations	—	—	—	2,493	2,493
Shareholder distributions:
Distributions from earnings	—	—	—	(2,186)	(2,186)
Distributions representing a return of capital	—	—	(17,778)	—	(17,778)
Net decrease in net assets resulting from shareholder distributions	—	—	(17,778)	(2,186)	(19,964)
Net increase (decrease) for the period	—	—	(17,778)	307	(17,471)
Balance at March 31, 2022	25,594,125	$26	$151,241	$(11,458)	$139,809

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	26,272,618	$26	$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—	—	2,246	2,246
Net realized losses	—	—	—	(602)	(602)
Net change in unrealized appreciation	—	—	—	8,298	8,298
Net increase in net assets resulting from operations	—	—	—	9,942	9,942
Shareholder distributions:
Distributions from earnings	—	—	—	(2,581)	(2,581)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(2,581)	(2,581)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—	(5,278)	—	(5,278)
Net increase (decrease) for the period	(678,493)	—	(5,278)	7,361	2,083
Balance at March 31, 2021	25,594,125	$26	$218,184	$(17,402)	$200,808

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$2,493	$9,942
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(165)	(78)
Amortization of premium/accretion of discount, net	(159)	(254)
Proceeds from sales of investments	7,718	7,975
Proceeds from paydowns on investments	9,584	32,862
Net receipt of settlement of derivatives	373	370
Net payment of settlement of derivatives	(498)	(1,394)
Net realized losses on derivatives	125	1,024
Purchases of investments	(1,242)	(1,685)
Net realized losses on investments	(629)	(454)
Net change in unrealized (appreciation) depreciation on investments	281	(7,319)
Net change in unrealized appreciation on foreign currency forward contracts	(254)	(980)
Amortization of deferred financing costs	—	94
(Increase) decrease in operating assets:
Interest and dividend income receivable	(7)	399
Principal receivable	4,636	(2,288)
Receivable from related parties	22	27
Prepaid expenses and other assets	(325)	65
Increase (decrease) in operating liabilities:
Accrued management fee	(358)	(41)
Payable to related parties	(1)	(13)
Collateral payable for foreign currency forward contracts	—	260
Accounts payable, accrued expenses and other liabilities	331	177
Net cash provided by operating activities	21,925	38,689
Financing activities
Repurchase of Common Shares	—	(5,278)
Credit facility repayments	—	(20,000)
Distributions paid	(19,964)	(2,581)
Net cash used in financing activities	(19,964)	(27,859)
Net increase in cash, cash equivalents and restricted cash	1,961	10,830
Cash, cash equivalents and restricted cash, beginning of period	29,204	34,919
Cash, cash equivalents and restricted cash, end of period	$31,165	$45,749
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	18,781	8,312
Restricted cash	12,384	37,437
Total cash, cash equivalents and restricted cash	$31,165	$45,749
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$—	$835
See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 76.1%
Automotive
Accuride Corporation	(13)	Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	$4,127	$4,082	$3,918	2.8%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.21%	11/1/2024	6,812	6,078	6,674	4.7%
Wesco Group	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,217	1,211	1,214	0.9%
Total Automotive							11,371	11,806	8.4%
Beverage, Food & Tobacco
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,119	719	999	0.7%
Total Beverage, Food & Tobacco							719	999	0.7%
Capital Equipment
Cleaver Brooks, Inc.	(13)	Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,905	1.4%
Total Capital Equipment							2,000	1,905	1.4%
Chemicals, Plastics & Rubber
Aceto Chemicals	(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	5,057	5,038	5,040	3.6%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	229	174	177	0.1%
							5,212	5,217	3.7%

Drew Marine Group Inc.	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.26%	6/26/2026	973	963	964	0.7%
Total Chemicals, Plastics & Rubber							6,175	6,181	4.4%
Consumer Goods: Non-Durable
Galls LLC	(13)(14)(15)	Senior Secured Loans - First Lien	L+6.75%	8.25%	1/31/2025	3,714	3,700	3,584	2.5%
Galls LLC (Delayed Draw B)	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/31/2025	545	542	526	0.4%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2024	519	491	494	0.4%
							4,733	4,604	3.3%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.96%	12/19/2025	3,929	3,620	3,745	2.7%
Total Consumer Goods: Non-Durable							8,353	8,349	6.0%
Containers, Packaging & Glass
Bioplan USA, Inc.	(13)(14)	Senior Secured Loans - First Lien	L+7.75%	8.75%	12/22/2023	4,870	4,494	4,487	3.2%
Husky Injection Molding Systems Ltd.	CN(10)(11)(13)	Senior Secured Loans - First Lien	L+3.00%	3.35%	3/28/2025	1,935	1,860	1,897	1.4%
Total Containers, Packaging & Glass							6,354	6,384	4.6%
Energy: Oil & Gas

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	1,926	90	0.1%
Permian Production Partners	(13)(14)(15)	Senior Secured Loans - First Lien	L+8.00%	9.00%	11/23/2025	516	280	513	0.3%
Total Energy: Oil & Gas							2,206	603	0.4%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(13)(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,983	7,772	5.6%
Total Healthcare & Pharmaceuticals							7,983	7,772	5.6%
Hotel, Gaming & Leisure
ASM Global	(13)	Senior Secured Loans - First Lien	L+2.50%	2.83%	1/23/2025	2,305	2,302	2,224	1.6%
Total Hotel, Gaming & Leisure							2,302	2,224	1.6%
Metals & Mining
Polyvision Corp.	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	3,564	3,529	3,457	2.4%
Polyvision Corp.	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	1,004	994	974	0.7%
Polyvision Corp. (Delayed Draw)	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	138	138	134	0.1%
Polyvision Corp. (Revolver)	(9)(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	8/21/2025	834	765	791	0.6%
Total Metals & Mining							5,426	5,356	3.8%
Retail
Blue Nile, Inc.	(13)	Senior Secured Loans - First Lien	L+7.00%	8.00%	2/17/2023	4,650	4,624	4,564	3.3%

Save-a-Lot	(13)(14)	Senior Secured Loans - First Lien	L+7.00%	8.00%	3/12/2024	970	886	965	0.7%
Save-a-Lot	(13)	Senior Secured Loans - First Lien	N/A	N/A	4/1/2024	126	126	126	0.1%
Save-a-Lot	(13)(14)	Senior Secured Loans - Second Lien	L+10.75%	11.75%	10/01/24	1,260	1,883	1,039	0.7%
							2,895	2,130	1.5%
Total Retail							7,519	6,694	4.8%
Services: Business
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.17%	6/16/2025	£2,060	2,592	2,640	1.9%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	5.16%	6/16/2025	890	864	867	0.6%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(25)	(24)	—%
							3,431	3,483	2.5%

HealthChannels, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.60%	4/3/2025	2,718	2,686	2,489	1.8%

Hersha Hospitality Management	(13)(15)	Senior Secured Loans - First Lien	S+6.00%	7.00%	3/2/2026	4,802	4,719	4,711	3.4%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Hersha Hospitality Management (Delayed Draw)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/2/2026	—	(22)	(21)	—%
							4,697	4,690	3.4%

PSI Services LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	298	298	276	0.2%
PSI Services LLC (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	177	177	169	0.1%
PSI Services LLC	(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	419	419	401	0.3%
PSI Services LLC	(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,801	2,768	2,675	1.9%
							3,662	3,521	2.5%

YAK Access, LLC	(13)	Senior Secured Loans - Second Lien	L+10.00%	10.95%	7/10/2026	5,000	4,773	3,260	2.3%
Total Services: Business							19,249	17,443	12.5%
Technology
Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(6)	—%
Allvue Systems (Term Loan)	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.76%	9/4/2026	849	847	823	0.6%
							834	817	0.6%

Apptio, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/10/2025	4,900	4,863	4,875	3.5%
Apptio, Inc. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	8.25%	12/3/2024	131	111	112	0.1%
							4,974	4,987	3.6%

Datix Bidco Limited	(13)(15)	Senior Secured Loans - First Lien	L+4.50%	4.68%	4/28/2025	1,931	1,912	1,922	1.4%
Datix Bidco Limited	(13)(15)	Senior Secured Loans - Second Lien	L+7.75%	7.93%	4/27/2026	462	456	459	0.3%
Datix Bidco Limited	(13)(15)	Senior Secured Loans - First Lien	L+4.50%	4.68%	4/28/2025	3,048	3,024	3,035	2.2%
Datix Bidco Limited	(13)(15)	Senior Secured Loans - Second Lien	L+7.75%	7.93%	4/27/2026	4,696	4,654	4,671	3.3%
							10,046	10,087	7.2%

Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(24)	—%
Wide Orbit, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,088	3,064	3,064	2.1%
							3,064	3,040	2.1%

Wind River Systems	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	06/24/24	1,267	1,254	1,265	0.9%
Total Technology							20,172	20,196	14.4%
Telecommunications
Firstlight Fiber	(13)	Senior Secured Loans - First Lien	L+3.50%	3.58%	7/23/2025	2,180	2,173	2,119	1.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Firstlight Fiber	(13)(15)	Senior Secured Loans - Second Lien	L+7.50%	7.58%	7/23/2026	2,500	2,482	2,413	1.7%
Total Telecommunications							4,655	4,532	3.2%
Utilities: Electric
BHI Energy	(13)(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,942	5,895	4.2%
Total Utilities: Electric							5,942	5,895	4.2%
Total Debt Investments							$110,426	$106,339	76.1%
Equity investments - 1.7%
Energy: Oil & Gas
Permian Production Partners	(13)(15)	Equity/Other	N/A	N/A		203,022	—	166	0.1%
Total Energy: Oil & Gas							—	166	0.1%
Retail
Save-a-Lot	(13)	Equity/Other	N/A	N/A		53,097	—	90	0.1%
Total Retail							—	90	0.1%

Technology
Onyx CenterSource	(13)(15)	Equity/Other	N/A	N/A		952,410	—	476	0.3%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity/Other	N/A	N/A		1,975	30	1,559	1.1%
Wide Orbit (Warrants)	(13)(15)	Equity/Other	N/A	N/A		96,480	—	121	0.1%
Total Technology							30	2,156	1.5%
Total Equity Investments							$30	$2,412	1.7%

Total Investments - 77.8%							$110,456	$108,751	77.8%

March 31, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	4/14/2022	$3,056	£2,346	—	$(25)	—%
JPMorgan Chase Bank	4/14/2022	£295	$388	—	$(1)	—%
					$(26)	—%
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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of March 31, 2022, LIBO rates ranged between 0.45% for 1-month LIBOR to 1.47% for 6-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2022.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of March 31, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $4.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $6.4 million; the net unrealized depreciation was $(2.4) million; the aggregate cost of securities for Federal income tax purposes was $111.2 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2022 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of March 31, 2022, qualifying assets represented 96.2% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of March 31, 2022.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of March 31, 2022 (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Bioplan USA, Inc.	L+7.75%	0.50%	L+7.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp. (Delayed Draw)	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp. (Revolver)	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Save-A-Lot	L+7.00%	7.00%	L+0.00%	The Portfolio Company may elect PIK up to 7.00%.
Save-A-Lot	L+10.75%	10.75%	L+0.00%	The Portfolio Company may elect PIK up to 10.75%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of March 31, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of March 31, 2022, debt investments on non-accrual status represented 1.7% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
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
As of March 31, 2022, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of March 31, 2022, the Master Fund's cash equivalents of $18.8 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2022, open U.S. Federal and state income tax years include the tax years ended December 31, 2018 through December 31, 2021. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$86,310	$86,607	79.7%	$101,275	$102,941	82.9%
Senior secured loans - second lien	20,190	17,737	16.3	20,201	17,860	14.4
Senior secured bonds	3,926	1,995	1.8	4,041	2,268	1.8
Total senior debt	$110,426	$106,339	97.8%	$125,517	$123,069	99.1%
Equity and other	30	2,412	2.2	46	1,070	0.9
Total investments	$110,456	$108,751	100.0%	$125,563	$124,139	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2022			December 31, 2021
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$20,202	$22,352	20.6%	$25,746	$27,082	21.8%
Services: Business	19,249	17,443	16.0	19,255	17,610	14.2
Automotive	11,371	11,806	10.9	11,772	12,124	9.8
Consumer Goods: Non-Durable	8,353	8,349	7.7	8,167	8,261	6.7
Healthcare & Pharmaceuticals	7,983	7,772	7.1	7,974	7,844	6.3
Retail	7,519	6,784	6.2	7,417	6,779	5.5
Containers, Packaging & Glass	6,354	6,384	5.9	6,310	6,546	5.3
Chemicals, Plastics & Rubber	6,175	6,181	5.7	12,880	12,946	10.4
Utilities: Electric	5,942	5,895	5.4	5,938	5,895	4.7
Metals & Mining	5,426	5,356	4.9	5,330	5,258	4.2
Telecommunications	4,655	4,532	4.2	4,660	4,595	3.7
Hotel, Gaming & Leisure	2,302	2,224	2.0	2,309	2,252	1.8
Energy: Oil & Gas	2,206	769	0.7	737	971	0.8
Capital Equipment	2,000	1,905	1.8	2,000	1,955	1.6
Beverage, Food & Tobacco	719	999	0.9	2,431	1,249	1.0
Banking, Finance, Insurance & Real Estate	—	—	—	2,637	2,772	2.2
Total investments	$110,456	$108,751	100.0%	$125,563	$124,139	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of March 31, 2022 and December 31, 2021:

Geographic Dispersion	March 31, 2022	December 31, 2021
United States of America	95.0%	89.8%
United Kingdom	3.0	8.7
Canada	2.0	1.5
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of March 31, 2022 and December 31, 2021:

March 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	April 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,346	$3,056	$3,081	$(25)
GBP	April 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£388	387	388	(1)
Total					$3,443	$3,469	$(26)

December 31, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,055	$1,189	$1,201	$(12)
GBP	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,609	11,387	11,655	(268)
Total					$12,576	$12,856	$(280)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three months ended March 31, 2022 and March 31, 2021:

		For the Three Months Ended March 31,
	Statement Location	2022	2021
Net realized losses
Foreign currency forward contracts	Net realized losses on foreign currency forward contracts	$(125)	$(1,024)
Net change in unrealized appreciation
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	254	980
Net realized and unrealized gains (losses) on foreign currency forward contracts		$129	$(44)

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of March 31, 2022 and December 31, 2021:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
March 31, 2022	JP Morgan Chase Bank, N.A.	$—	$(26)	$—	$(26)
December 31, 2021	JP Morgan Chase Bank, N.A.	$—	$(280)	$—	$(280)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of March 31, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$37,714	$48,893	$86,607
Senior secured loans - second lien	—	4,299	13,438	17,737
Senior secured bonds	—	1,995	—	1,995
Total senior debt	$—	$44,008	$62,331	$106,339
Equity and other	—	90	2,322	2,412
Total investments	$—	$44,098	$64,653	$108,751
Percentage	0.0%	40.5%	59.5%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(26)	$—	$(26)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$38,280	$64,661	$102,941
Senior secured loans - second lien	—	3,350	14,510	17,860
Senior secured bonds	—	2,268	—	2,268
Total senior debt	$—	$43,898	$79,171	$123,069
Equity and other	—	173	897	1,070
Total investments	$—	$44,071	$80,068	$124,139
Percentage	0.0%	35.5%	64.5%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(280)	$—	$(280)

Notes to Consolidated Financial Statements (Unaudited)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2022 and December 31, 2021:

March 31, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$48,380	Yield analysis	Yield	8.12%	5.30% - 12.85%	Decrease
Senior Secured Loans - Second Lien	$11,025	Yield analysis	Yield	10.00%	9.00% - 10.00%	Decrease
Equity/Other	$476	Transacted value	Potential Transaction	50.00%	50.00%	Increase
	$166	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$1,559	Market comparable	EBITDA multiple	10.1x	10.1x	Increase
		Market comparable	Discount Rate	25.00%	25.00%	Decrease
	$121	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$61,727
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2022, the Master Fund had investments of this nature measured at fair value totaling $2.9 million.
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
(6)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2021
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$61,459	Yield analysis	Yield	7.30%	4.49% - 12.89%	Decrease
	$914	Transacted value	Potential Transaction	200.00	200.00	Increase
		Discounted cash flow	EBITDA multiple	11.0x	11.0x	Increase
Senior Secured Loans - Second Lien	$11,023	Yield analysis	Yield	8.97%	8.25% - 9.60%	Decrease
Equity/Other	$476	Transacted value	Potential Transaction	50.00%	50.00%	Increase
	$243	Market comparable	Cash Flow Multiple	3.0x	3.0x	Increase
		Market comparable	Oil production multiple (5)	22301x	22301x	Increase
		Market comparable	Oil reserve multiple (6)	10.1x	10.1x	Increase
	$51	Market comparable	EBITDA multiple	21.5x	21.5x	Increase
		Market comparable	Discount Rate	25.00%	25.00%	Decrease
	$6	Discounted cash flow	Discount Rate	25.00%	25.00%	Decrease
		Discounted cash flow	Terminal EBITDA Multiple	5.8x	5.8x	Increase
	$121	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$74,293
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

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$897	$80,068
Additions (1)	1,224	—	—	1,224
Sales and repayments (2)	(16,648)	—	(2)	(16,650)
Net realized gains (losses) (3)	635	—	(14)	621
Net change in unrealized appreciation (depreciation) on investments (4)	(1,030)	(25)	1,441	386
Net discount accretion	51	8	—	59
Transfers out of Level 3 (5)	—	(1,055)	—	(1,055)
Fair value balance as of March 31, 2022	$48,893	$13,438	$2,322	$64,653
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2022	$(156)	$(25)	$1,431	$1,250
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
(5)For the three months ended March 31, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

	For the Three Months Ended March 31, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2021	$167,513	$19,622	$2,128	$2,205	$191,468
Additions (1)	1,736	31	—	—	1,767
Sales and repayments (2)	(34,240)	—	(2,118)	(1,650)	(38,008)
Net realized gains (losses) (3)	1,291	—	21	(793)	519
Net change in unrealized appreciation (depreciation) on investments (4)	(716)	85	(29)	1,496	836
Net discount accretion	114	(49)	(2)	—	63
Transfers into Level 3 (5)	4,986	2,700	—	—	7,686
Transfers out of Level 3 (6)	(5,239)	(1,770)	—	—	(7,009)
Fair value balance as of March 31, 2021	$135,445	$20,619	$—	$1,258	$157,322
Change in net unrealized appreciation on investments held as of March 31, 2021	$372	$85	$—	$1,496	$1,953
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2022 and March 31, 2021:

Related Party (1) (2)		For the Three Months Ended March 31,
	Source Agreement & Description	2022	2021
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$648	$1,397
Guggenheim	Administrative Services Agreement - expense reimbursement	60	132
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	3	8
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
(2)As of March 31, 2022 and March 31, 2021, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Notes to Consolidated Financial Statements (Unaudited)
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of March 31, 2022 and December 31, 2021, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. During the period ending March 31, 2022, the Hamilton Credit Facility provided for (i) average borrowings in an aggregate principal amount of $0.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ended November 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of March 31, 2022 and December 31, 2021 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2021	$—	$—	$—	2.62%	12/29/22	1.0	years
_______________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of March 31, 2022 and December 31, 2021) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

Notes to Consolidated Financial Statements (Unaudited)
The components of the Master Fund's interest expense and other financing costs for three months ended March 31, 2022 and March 31, 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Stated interest expense	$—	$807
Unused/undrawn fees	—	49
Amortization of deferred financing costs	—	94
Total interest expense and other financing costs	$—	$950
Average borrowings	$—	$118,667

Weighted average interest rate (1)	—%	2.89%
Amortized financing costs	—%	0.32%
Total borrowing cost	—%	3.21%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2022 and December 31, 2021, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	March 31, 2022	December 31, 2021
Aceto Chemical (Revolver)	$571	$800
Alexander Mann Solutions (Revolver) (2)	446	446
Allvue Systems (Revolver)	132	3
Apptio, Inc. (Revolver)	196	196
Galls LLC (Revolver)	93	268
Hersha Hospitality Management (Delayed Draw)	1,106	1,106
Polyvision Corp. (Revolver)	96	189
PSI Services LLC (Revolver)	—	—	(3)
Seal For Life Industries US LLC (Revolver)	—	412
Wide Orbit (Revolver)	293	293
Total Unfunded Commitments	$2,933	$3,713
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the March 31, 2022 and December 31, 2021 exchange rates, respectively.
(3)Amount is less than $1,000.

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$6.15	$7.56
Net investment income (1)	0.08	0.09
Net realized gains (losses) (1)	0.02	(0.02)
Net change in unrealized appreciation (depreciation) (2)	(0.01)	0.32
Net increase resulting from operations	0.09	0.39
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.09)	(0.10)
Distribution representing return of capital	(0.69)	—
Net decrease resulting from distributions	(0.78)	(0.10)
Net asset value, end of period	$5.46	$7.85

INVESTMENT RETURNS
Total investment return (4)	1.63%	5.04%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$139,809	$200,808
Average net assets (5)	$148,879	$201,965
Common Shares outstanding, end of period	25,594,125	25,594,125
Weighted average Common Shares outstanding	25,594,125	26,144,459

Ratios-to-average net assets: (5)
Total expenses	0.74%	1.43%
Net investment income	1.38%	1.11%

Average outstanding borrowings (5)	$—	$118,667
Portfolio turnover rate (5) (6)	1.10%	0.60%
Asset coverage ratio (7)	—	2.83
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of March 31, 2022, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the three months ended March 31, 2022 and March 31, 2021:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
			$0.78000	$19,964
For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
			$0.09821	$2,581
Note 11. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements except for the one below.
On May 11, 2022 the Board of Trustees approved the Master Fund’s liquidating distribution of $0.78 per share of common shares. The distribution will be recorded on May 18, 2022 and paid in cash to the investors on May 20, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)
The information contained in this Item 2 should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Report. Capitalized terms used in this Item 2 have the same meaning as in the accompanying consolidated financial statements presented in Part I. Item 1. Consolidated Financial Statements (Unaudited), unless otherwise defined herein.
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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	29	—	—
YTD Portfolio sales and repayments	$17,302	$—	$—
YTD Liquidating Distributions Paid	$(19,964)	$(14,342)	$(3,941)
YTD Percentage of December 31, 2021 NAV Distributed	12.69%	13.41%	12.24%
Net Assets at beginning of Year	$157,280	$106,886	$32,183
Net Assets at end of Period	$139,809	$94,055	$28,639
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

Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of March 31, 2022 and December 31, 2021 and (ii) for the three months ended March 31, 2022 and March 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Total assets	$141,490	$159,243
Adjusted total assets (total assets net of payable for investments purchased)	$141,490	$159,243
Investments in portfolio companies, at fair value	$108,751	$124,139
Net assets	$139,809	$157,280
Net asset value per Common Share	$5.46	$6.15

	For the Three Months Ended March 31,
	2022	2021
Average net assets	$148,879	$201,965
Average borrowings	$—	$118,667
Cost of investments purchased	$1,242	$1,685
Sales of investments	$7,718	$7,975
Principal payments	$9,584	$32,862
Net investment income	$2,052	$2,246
Net realized gains (losses)	$470	$(602)
Net change in unrealized appreciation (depreciation)	$(29)	$8,298
Net increase in net assets resulting from operations	$2,493	$9,942
Total distributions to shareholders	$19,964	$2,581
Net investment income per Common Share - basic and diluted	$0.08	$0.09
Earnings per Common Share - basic and diluted	$0.10	$0.38
Distributions per Common Share	$0.78	$0.10
Portfolio and Investment Activity for the Three Months Ended March 31, 2022 and March 31, 2021
The following table presents our new investment commitments for the three months ended March 31, 2022:

	For the Three Months Ended March 31,
	2022
Investment activity segmented by access channel:	Amount	Percentage
Direct originations	$127	100.0%
Syndicated transactions	—	—%
Total investment commitments entered during the period	$127	100.0%
The following table presents our portfolio company activity for the three months ended March 31, 2022:

For the Three Months Ended March 31,
2022
Portfolio companies at beginning of period	34
Number of added portfolio companies	—
Number of exited portfolio companies	(5)
Portfolio companies at period end	29

Number of debt investments at period end	51
Number of equity/other investments at period end	5

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the three months ended March 31, 2022:

	Balance as of January 1, 2022	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of March 31, 2022
Senior secured loans - first lien	$102,941	$1,242	$(17,185)	$(391)	$86,607
Senior secured loans - second lien	17,860	—	—	(123)	17,737
Senior secured bonds	2,268	—	(115)	(158)	1,995
Total senior debt	$123,069	$1,242	$(17,300)	$(672)	$106,339
Equity and other	1,070	—	(2)	1,344	2,412
Total	$124,139	$1,242	$(17,302)	$672	$108,751
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.
The following table presents selected information regarding our investment portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
Weighted average purchase price of debt investments (1)	94.3%		94.7%
Weighted average duration of debt investments (2)	0.1	years	0.7	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.7%		1.6%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.1%		0.3%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	98.1%		98.2%
Percent of floating rate debt investments with interest rate floors (3)	98.0%		98.2%
Weighted average interest rate floor	0.7%		0.8%
Weighted average coupon spread to base interest rate	616	bps	617	bps
3-month LIBOR	96	bps	21	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	1.9%		1.8%
Weighted average coupon rate	7.5%		6.8%
Weighted average years to maturity	0.9	years	1.2	years

Weighted average effective yields
Senior secured loans - first lien (4)	8.2%		8.0%
Senior secured loans - second lien (4)	8.3%		8.1%
Senior secured bonds (4)	4.0%		3.9%
Total debt investments (4)	8.0%		7.9%
Total investments (5)	8.0%		7.9%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 0.45% for the 1 Month LIBOR to 1.47% for the 6 Month LIBOR on March 31, 2022. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).
The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2022	$—	—%	$1,611	1.2%
2023	20,123	17.4	20,513	15.6
2024	21,420	18.5	28,066	21.4
2025	46,781	40.4	53,603	40.9
2026	27,384	23.7	27,409	20.9
Total	$115,708	100.0%	$131,202	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of March 31, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
Results of Operations
Operating results for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Total investment income	$3,155	$5,144
Total expenses	1,103	2,898
Net investment income	2,052	2,246
Net realized gains (losses)	470	(602)
Net change in unrealized appreciation (depreciation)	(29)	8,298
Net increase in net assets resulting from operations	$2,493	$9,942
Investment Income
Interest and dividend income consisted of the following components for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021
Interest income on debt securities:
Cash interest	$2,186	$4,656
PIK interest	79	97
Net accretion/amortization of discounts/premiums	159	254
Total interest on debt securities	2,424	5,007
PIK dividend	179	12
Total interest and dividend income	$2,603	$5,019
Average Investments at cost	$110,942	$272,591
Average Income Generating Investments at cost (1)	$108,790	$252,805
Income return (2)	2.39%	1.99%
_______________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. For the three months ended March 31, 2022 and March 31, 2021, yield on debt investments at cost was 8.00% and 7.8%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021
Administrative agency fees	$3	$8
Amendment fees and other	549	117
Total fee income	$552	$125
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021
Fixed operating expenses:
Related party reimbursements (1)	$60	$132
Trustees fees	70	83
Professional services fees (2)	191	201
Other expenses	71	68
Total fixed operating expenses	392	484

Variable operating expenses:
Interest expense (3)	—	950
Administrative services (4)	42	43
Management fee	648	1,397
Custody services	21	24
Total variable operating expenses	711	2,414

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver)	—	—
Total performance-dependent expenses	—	—

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$1,103	$2,898
_______________
(1)Related party reimbursements decreased to due to decrease in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the three months ended March 31, 2022 and March 31, 2021 is reported in Note 7. Borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility full repayment, and the decrease in management fee resulting from a decrease in total assets. For the three months ended March 31, 2022 and March 31, 2021, total borrowing costs were —% and 3.20%, respectively. For the three months ended March 31, 2022 and March 31, 2021 average borrowings for the period were $— and $118,667, respectively.
Net Realized Gains (Losses)
For the three months ended March 31, 2022, we had dispositions and principal repayments of $17.3 million, resulting in net realized gains of $0.6 million. For the three months ended March 31, 2022, we had realized losses from our foreign currency forward contracts of $(0.1) million primarily due the movement of the U.S. dollar against the British pound.
For the three months ended March 31, 2021, we had dispositions and principal repayments of $40.8 million, resulting in net realized gains of $0.5 million. For the three months ended March 31, 2021, we had realized losses from our foreign currency forward contracts of $(1.0) million primarily due the movement of the U.S. dollar against the British pound.
For the three months ended March 31, 2022 and March 31, 2021, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Investments	$629	$454
Foreign currency forward contracts	(125)	(1,024)
Foreign currency transactions	(34)	(32)
Net realized gains (losses)	$470	$(602)
Changes in Unrealized Appreciation (Depreciation)
For the three months ended March 31, 2022 and March 31, 2021, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Investments	$(281)	$7,319
Foreign currency forward contracts	254	980
Foreign currency transactions	(2)	(1)
Net change in unrealized appreciation (depreciation)	$(29)	$8,298
For the three months ended March 31, 2022 and March 31, 2021, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Unrealized appreciation on all investments (1)	$1,807	$9,901
Unrealized depreciation on all investments (1)	(2,088)	(2,582)
Total net change in unrealized appreciation (depreciation) on all investments	$(281)	$7,319

Unrealized appreciation on Level 3 investments only (1)	$1,572	$3,129
Unrealized depreciation on Level 3 investments only (1)	(1,187)	(2,294)
Total net change in unrealized appreciation on Level 3 investments only	$385	$835
_______________
(1)Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 38.87% increase in the value of their investment, or an annualized return of 4.61%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the three months ended March 31, 2022 and March 31, 2021, and the period from commencement to March 31, 2022. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2022	2021	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	1.63%	5.04%	38.87%	4.60%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022, we had nine unfunded commitments totaling $2.9 million as compared to ten unfunded commitments totaling $3.7 million as of December 31, 2021. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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

Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$18,781	$4,556
Restricted cash (1)	12,384	24,648
Principal receivable	111	4,747
Unfunded investment commitments	(2,933)	(3,713)
Other net working capital (2)	(709)	(722)
Total operational liquidity	$27,634	$29,516
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	March 31, 2022
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$—	$—	$—	$—	$—
Interest on borrowings (1) (2)	—	—	—	—	—
Undrawn fees	—	—	—	—	—
Unused commitment fee (1)	—	—	—	—	—
Total - Financings	$—	$—	$—	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$93,199	$93,199	$—	$—	$—
GCIF 2019 (3)	27,566	—	—	27,566	—
Total Liquidation of Feeder Funds' Investments	$120,765	$93,199	$—	$27,566	$—
_______________
(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of March 31, 2022 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after March 31, 2022 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2022. In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds on or before December 31, 2022. The Feeder Funds intend to, in turn, make liquidating distributions to their own shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their respective assets on or before December 31, 2022.
As of March 31, 2022, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Investments classified as Level 3 fair value	$64,653	$80,068
Total investments at fair value	$108,751	$124,139
Total assets	$141,490	$159,243
Percentage of investment portfolio classified as Level 3 fair value	59.5%	64.5%
Percentage of total assets classified as Level 3 fair value	45.7%	50.3%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2022 and December 31, 2021 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Fair Value of Level 3 Investments at Period End	$64,653	$157,322
Fair Value Assuming a 5% Increase in Value	67,886	165,188

Increase in unrealized appreciation	3,233	7,866
(Increase) in management fees (1)	(14)	(34)
(Increase) in performance based incentive fee (2)	(647)	(1,573)
Increase in net assets resulting from operations	$2,572	$6,259

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	26,144,459
Common Shares outstanding at the end of the Period	25,594,125	25,594,125

Increase in earnings per Common Share	$0.10	$0.24
Increase in net asset value per Common Share	$0.10	$0.24
_______________
(1)Increases in management fees for the periods ended March 31, 2022 and March 31, 2021 represent only 3 months' worth of the change to the Master Fund's management fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 98.1% of our debt investments (95.9% of our total investments), or $104.4 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of March 31, 2022.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	481	481	0.02
+100 bps	1,007	1,007	0.04
+150 bps	1,553	1,553	0.06
+200 bps	2,099	2,099	0.08
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2022 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 16, 2022, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2022, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The Company is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty.
The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact portfolio companies. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.
A prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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

Guggenheim Credit Income Fund

Date:	May 16, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ Michael Guss
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