Form 10-Q
period 2022-06-30
GUGGENHEIM CREDIT INCOME FUND
filed 2022-08-12
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 25,594,125 common shares outstanding as of August 12, 2022.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investments at fair value (amortized cost of $97,935 and $125,563, respectively)	$92,302	$124,139
Cash and cash equivalents	25,190	4,556
Restricted cash	—	24,648
Interest and dividend income receivable	819	936
Principal receivable	625	4,747
Receivable from related parties	5	25
Prepaid expenses and other assets	57	192
Total assets	$118,998	$159,243

Liabilities
Unrealized depreciation on foreign currency forward contracts	$1	$280
Accrued management fee	368	769
Payable to related parties	115	61
Accounts payable, accrued expenses and other liabilities	582	853
Total liabilities	1,066	1,963
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$117,932	$157,280

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$26	$26
Paid-in-capital in excess of par value	132,572	169,019
Accumulated loss, net of distributions	(14,666)	(11,765)
Net assets	$117,932	$157,280
Net asset value per Common Share	$4.61	$6.15

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest income	$2,091	$5,158	$4,436	$10,068
PIK interest income	25	53	104	150
Dividend income	—	99	179	111
Fee income	3	70	555	195
Total investment income	2,119	5,380	5,274	10,524
Operating Expenses
Interest expense and other financing costs	—	778	—	1,728
Management fee	572	1,294	1,220	2,691
Administrative services	40	50	82	93
Custody services	22	24	43	48
Trustees fees	71	84	141	167
Related party reimbursements	169	84	229	216
Professional services fees	193	205	384	406
Other expenses	73	71	144	139
Total expenses	1,140	2,590	2,243	5,488
Net investment income	979	2,790	3,031	5,036
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	834	(1,806)	1,463	(1,352)
Foreign currency forward contracts	178	(96)	53	(1,120)
Foreign currency transactions	(1)	12	(35)	(20)
Net realized gains (losses)	1,011	(1,890)	1,481	(2,492)
Net change in unrealized appreciation (depreciation) on:
Investments	(3,928)	8,039	(4,209)	15,358
Foreign currency forward contracts	25	35	279	1,015
Foreign currency transactions	(1)	—	(3)	(1)
Net change in unrealized appreciation (depreciation)	(3,904)	8,074	(3,933)	16,372
Net realized and unrealized gains (losses)	(2,893)	6,184	(2,452)	13,880
Net increase (decrease) in net assets resulting from operations	$(1,914)	$8,974	$579	$18,916
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.04	$0.11	$0.12	$0.19
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.07)	$0.35	$0.02	$0.73
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,594,125	25,594,125	25,867,772
Distribution per Common Share outstanding	$0.78	$0.98	$1.56	$1.08

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2021	25,594,125	$26	$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—	—	2,052	2,052
Net realized gains	—	—	—	470	470
Net change in unrealized depreciation	—	—	—	(29)	(29)
Net increase in net assets resulting from operations	—	—	—	2,493	2,493
Shareholder distributions:
Distributions from earnings	—	—	—	(2,186)	(2,186)
Distributions representing a return of capital	—	—	(17,778)	—	(17,778)
Net decrease in net assets resulting from shareholder distributions	—	—	(17,778)	(2,186)	(19,964)
Net increase (decrease) for the period	—	—	(17,778)	307	(17,471)
Balance at March 31, 2022	25,594,125	$26	$151,241	$(11,458)	$139,809
Operations:
Net investment income	—	—	—	979	979
Net realized gains	—	—	—	1,011	1,011
Net change in unrealized depreciation	—	—	—	(3,904)	(3,904)
Net decrease in net assets resulting from operations	—	—	—	(1,914)	(1,914)
Shareholder distributions:
Distributions from earnings	—	—	—	(1,294)	(1,294)
Distributions representing a return of capital	—	—	(18,669)	—	(18,669)
Net decrease in net assets resulting from shareholder distributions	—	—	(18,669)	(1,294)	(19,963)
Net decrease for the period	—	—	(18,669)	(3,208)	(21,877)
Balance at June 30, 2022	25,594,125	$26	$132,572	$(14,666)	$117,932

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	26,272,618	$26	$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—	—	2,246	2,246
Net realized losses	—	—	—	(602)	(602)
Net change in unrealized appreciation	—	—	—	8,298	8,298
Net increase in net assets resulting from operations	—	—	—	9,942	9,942
Shareholder distributions:
Distributions from earnings	—	—	—	(2,581)	(2,581)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(2,581)	(2,581)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—	(5,278)	—	(5,278)
Net increase (decrease) for the period	(678,493)	—	(5,278)	7,361	2,083
Balance at March 31, 2021	25,594,125	$26	$218,184	$(17,402)	$200,808
Operations:
Net investment income	—	—	—	2,790	2,790
Net realized losses	—	—	—	(1,890)	(1,890)
Net change in unrealized appreciation	—	—	—	8,074	8,074
Net increase in net assets resulting from operations	—	—	—	8,974	8,974
Shareholder distributions:
Distributions from earnings	—	—	—	(3,233)	(3,233)
Distributions representing a return of capital	—	—	(21,850)	—	(21,850)
Net decrease in net assets resulting from shareholder distributions	—	—	(21,850)	(3,233)	(25,083)
Net increase (decrease) for the period	—	—	(21,850)	5,741	(16,109)
Balance at June 30, 2021	25,594,125	$26	$196,334	$(11,661)	$184,699

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$579	$18,916
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(189)	(171)
Amortization of premium/accretion of discount, net	(261)	(493)
Proceeds from sales of investments	8,024	30,824
Proceeds from paydowns on investments	23,160	72,569
Net receipt of settlement of derivatives	583	825
Net payment of settlement of derivatives	(530)	(1,945)
Net realized (gains) losses on derivatives	(53)	1,120
Purchases of investments	(1,643)	(2,443)
Net realized (gains) losses on investments	(1,463)	1,352
Net change in unrealized (appreciation) depreciation on investments	4,209	(15,358)
Net change in unrealized appreciation on foreign currency forward contracts	(279)	(1,015)
Amortization of deferred financing costs	—	189
(Increase) decrease in operating assets:
Interest and dividend income receivable	117	576
Principal receivable	4,122	(4,505)
Receivable from related parties	20	25
Prepaid expenses and other assets	135	133
Increase (decrease) in operating liabilities:
Accrued management fee	(401)	(100)
Payable to related parties	54	(62)
Collateral payable for foreign currency forward contracts	—	260
Accounts payable, accrued expenses and other liabilities	(271)	40
Net cash provided by operating activities	35,913	100,737
Financing activities
Repurchase of Common Shares	—	(5,278)
Credit facility repayments	—	(50,000)
Distributions paid	(39,927)	(27,664)
Net cash used in financing activities	(39,927)	(82,942)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,014)	17,795
Cash, cash equivalents and restricted cash, beginning of period	29,204	34,919
Cash, cash equivalents and restricted cash, end of period	$25,190	$52,714
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	25,190	7,784
Restricted cash	—	44,930
Total cash, cash equivalents and restricted cash	$25,190	$52,714
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$—	$1,521

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 76.4%
Automotive
Accuride Corporation	(13)	Senior Secured Loans - First Lien	L+5.25%	7.50%	11/17/2023	$4,116	$4,076	$3,641	3.1%
Wesco Group	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,214	1,209	1,193	1.0%
Total Automotive							5,285	4,834	4.1%
Beverage, Food & Tobacco
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.83%	4/25/2024	1,116	719	993	0.8%
Total Beverage, Food & Tobacco							719	993	0.8%
Capital Equipment
Cleaver Brooks, Inc.	(13)	Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,860	1.6%
Total Capital Equipment							2,000	1,860	1.6%
Chemicals, Plastics & Rubber
Aceto Chemicals	(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	4/29/2025	5,044	5,026	4,981	4.2%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.07%	4/29/2025	229	178	181	0.3%
							5,204	5,162	4.5%

Drew Marine Group Inc.	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.50%	6/26/2026	970	961	950	0.8%
Total Chemicals, Plastics & Rubber							6,165	6,112	5.3%
Consumer Goods: Non-Durable
Galls LLC	(13)(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.99%	1/31/2025	3,709	3,696	3,579	3.0%
Galls LLC (Delayed Draw B)	(13)(14)(15)	Senior Secured Loans - First Lien	L+6.75%	8.49%	1/31/2025	544	542	525	0.5%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.75%	8.14%	1/31/2024	372	348	351	0.3%
							4,586	4,455	3.8%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	6.17%	12/19/2025	3,919	3,631	3,360	2.8%
Total Consumer Goods: Non-Durable							8,217	7,815	6.6%
Containers, Packaging & Glass
Bioplan USA, Inc.	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.75%	9.25%	12/22/2023	4,864	4,536	3,989	3.4%
Husky Injection Molding Systems Ltd.	CN(10)(11)(13)	Senior Secured Loans - First Lien	L+3.00%	5.88%	3/28/2025	1,929	1,861	1,776	1.5%
Total Containers, Packaging & Glass							6,397	5,765	4.9%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(15)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	1,619	179	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Permian Production Partners	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	9.67%	11/23/2025	406	230	406	0.3%
Total Energy: Oil & Gas							1,849	585	0.5%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(13)(15)	Senior Secured Loans - First Lien	L+8.25%	10.95%	9/5/2024	8,000	7,984	7,658	6.5%
Total Healthcare & Pharmaceuticals							7,984	7,658	6.5%
Hotel, Gaming & Leisure
ASM Global	(13)	Senior Secured Loans - First Lien	L+2.50%	4.17%	1/23/2025	2,299	2,297	2,161	1.8%
Total Hotel, Gaming & Leisure							2,297	2,161	1.8%
Metals & Mining
Polyvision Corp.	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	3,563	3,528	3,471	3.0%
Polyvision Corp.	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.50%	2/21/2026	1,004	994	978	0.8%
Polyvision Corp. (Delayed Draw)	(13)(14)(15)	Senior Secured Loans - First Lien	L+7.00%	8.18%	2/21/2026	138	138	134	0.1%
Polyvision Corp. (Revolver)	(9)(13)(14)(15)	Senior Secured Loans - First Lien	L+7.50%	8.91%	8/21/2025	837	767	797	0.7%
Total Metals & Mining							5,427	5,380	4.6%
Retail
Blue Nile, Inc.	(13)	Senior Secured Loans - First Lien	L+7.00%	8.46%	2/17/2023	4,650	4,631	4,497	3.8%

Save-a-Lot	(13)	Senior Secured Loans - First Lien	L+7.00%	8.00%	3/12/2024	969	885	882	0.7%
Save-a-Lot	(13)	Senior Secured Loans - First Lien	N/A	N/A	4/1/2024	126	126	115	0.1%
Save-a-Lot	(13)(14)	Senior Secured Loans - Second Lien	L+10.75%	11.75%	10/01/24	1,260	1,823	774	0.7%
							2,834	1,771	1.5%
Total Retail							7,465	6,268	5.3%
Services: Business
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	N+5.03%	5.21%	6/16/2025	£2,060	2,592	2,421	2.1%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	5.16%	6/16/2025	890	866	859	0.7%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(25)	(20)	—%
							3,433	3,260	2.8%

HealthChannels, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	5.56%	4/3/2025	2,711	2,682	2,322	2.0%

Hersha Hospitality Management	(13)(15)	Senior Secured Loans - First Lien	S+6.00%	7.00%	3/2/2026	4,789	4,705	4,648	3.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

PSI Services LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.99%	10/4/2025	298	298	278	0.2%
PSI Services LLC (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.99%	10/4/2026	176	176	164	0.1%
PSI Services LLC (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.99%	10/4/2026	418	418	388	0.3%
PSI Services LLC	(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.99%	10/16/2026	2,794	2,761	2,595	2.2%
							3,653	3,425	2.8%

YAK Access, LLC	(13)	Senior Secured Loans - Second Lien	L+10.00%	12.18%	7/10/2026	5,000	4,781	2,697	2.3%
Total Services: Business							19,254	16,352	13.8%
Technology
Allvue Systems (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.33%	9/6/2024	37	24	30	—%
Allvue Systems (Term Loan)	(13)(15)	Senior Secured Loans - First Lien	L+4.25%	6.33%	9/4/2026	847	845	800	0.7%
							869	830	0.7%

Apptio, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.25%	1/10/2025	4,900	4,868	4,877	4.1%
Apptio, Inc. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.25%	12/3/2024	131	113	114	0.1%
							4,981	4,991	4.2%

Datix Bidco Limited	(13)(15)	Senior Secured Loans - First Lien	S+4.50%	6.01%	4/28/2025	1,931	1,913	1,899	1.6%
Datix Bidco Limited	(13)(15)	Senior Secured Loans - Second Lien	S+7.75%	9.26%	4/27/2026	462	456	452	0.4%
Datix Bidco Limited	(13)(15)	Senior Secured Loans - First Lien	S+4.50%	6.01%	4/28/2025	3,048	3,026	2,998	2.5%
Datix Bidco Limited	(13)(15)	Senior Secured Loans - Second Lien	S+7.75%	9.26%	4/27/2026	4,696	4,657	4,600	3.9%
							10,052	9,949	8.4%

Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(22)	—%
Wide Orbit, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,079	3,057	3,057	2.6%
							3,057	3,035	2.6%

Wind River Systems	(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.25%	06/24/24	1,249	1,238	1,247	1.1%
Total Technology							20,197	20,052	17.0%
Telecommunications
Firstlight Fiber	(13)	Senior Secured Loans - First Lien	L+3.50%	4.56%	7/23/2025	2,174	2,168	2,041	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	8.53%	7/23/2026	2,500	2,481	2,269	1.9%
Total Telecommunications							4,649	4,310	3.6%
Total Debt Investments							$97,905	$90,145	76.4%
Equity investments - 1.9%
Energy: Oil & Gas
Permian Production Partners	(13)(15)	Equity/Other	N/A	N/A		203,022	—	166	0.2%
Total Energy: Oil & Gas							—	166	0.2%
Retail
Save-a-Lot	(13)	Equity/Other	N/A	N/A		53,097	—	35	—%
Total Retail							—	35	—%

Technology
Onyx CenterSource	(13)(15)	Equity/Other	N/A	N/A		952,410	—	476	0.4%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity/Other	N/A	N/A		1,975	30	1,372	1.2%
Wide Orbit (Warrants)	(13)(15)	Equity/Other	N/A	N/A		96,480	—	108	0.1%
Total Technology							30	1,956	1.7%
Total Equity Investments							$30	$2,157	1.9%

Total Investments - 78.3%							$97,935	$92,302	78.3%

June 30, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	7/15/2022	$2,745	£2,255	—	$(1)	—%
					$(1)	—%
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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Sterling Overnight Index Average ("SONIA") (denoted as "N") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of June 30, 2022, LIBO rates ranged between 1.79% for 1-month LIBOR to 2.94% for 6-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2022.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of June 30, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $2.6 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $9.2 million; the net unrealized depreciation was $6.6 million; the aggregate cost of securities for Federal income tax purposes was $98.9 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of June 30, 2022 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of June 30, 2022, qualifying assets represented 95.8% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of June 30, 2022.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of June 30, 2022 (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Bioplan USA, Inc.	L+7.75%	0.50%	L+7.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.00%	0.50%	L+6.50%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Save-A-Lot	L+10.75%	10.75%	L+0.00%	The Portfolio Company may elect PIK up to 10.75%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
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
(18)Investment was on non-accrual status as of June 30, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of June 30, 2022, debt investments on non-accrual status represented 1.7% and 0.2% of total investments on an amortized cost basis and fair value basis, respectively.
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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
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
As of June 30, 2022, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of June 30, 2022, the Master Fund's cash equivalents of $25.2 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, open U.S. Federal and state income tax years include the tax years ended December 31, 2018 through December 31, 2021. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$80,088	$77,314	83.8%	$101,275	$102,941	82.9%
Senior secured loans - second lien	14,198	10,792	11.7	20,201	17,860	14.4
Senior secured bonds	3,619	2,039	2.2	4,041	2,268	1.8
Total senior debt	$97,905	$90,145	97.7%	$125,517	$123,069	99.1%
Equity and other	30	2,157	2.3	46	1,070	0.9
Total investments	$97,935	$92,302	100.0%	$125,563	$124,139	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2022			December 31, 2021
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$20,227	$22,008	23.8%	$25,746	$27,082	21.8%
Services: Business	19,254	16,352	17.8	19,255	17,610	14.2
Consumer Goods: Non-Durable	8,217	7,815	8.5	8,167	8,261	6.7
Healthcare & Pharmaceuticals	7,984	7,658	8.3	7,974	7,844	6.3
Retail	7,465	6,303	6.8	7,417	6,779	5.5
Chemicals, Plastics & Rubber	6,165	6,112	6.6	12,880	12,946	10.4
Containers, Packaging & Glass	6,397	5,765	6.2	6,310	6,546	5.3
Metals & Mining	5,427	5,380	5.8	5,330	5,258	4.2
Automotive	5,285	4,834	5.3	11,772	12,124	9.8
Telecommunications	4,649	4,310	4.7	4,660	4,595	3.7
Hotel, Gaming & Leisure	2,297	2,161	2.3	2,309	2,252	1.8
Capital Equipment	2,000	1,860	2.0	2,000	1,955	1.6
Beverage, Food & Tobacco	719	993	1.1	2,431	1,249	1.0
Energy: Oil & Gas	1,849	751	0.8	737	971	0.8
Utilities: Electric	—	—	—	5,938	5,895	4.7
Banking, Finance, Insurance & Real Estate	—	—	—	2,637	2,772	2.2
Total investments	$97,935	$92,302	100.0%	$125,563	$124,139	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of June 30, 2022 and December 31, 2021:

Geographic Dispersion	June 30, 2022	December 31, 2021
United States of America	94.6%	89.8%
United Kingdom	3.5	8.7
Canada	1.9	1.5
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of June 30, 2022 and December 31, 2021:

June 30, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	July 15, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,255	$2,745	$2,746	$(1)
Total					$2,745	$2,746	$(1)

December 31, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,055	$1,189	$1,201	$(12)
GBP	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,609	11,387	11,655	(268)
Total					$12,576	$12,856	$(280)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and six months ended June 30, 2022 and June 30, 2021:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement Location	2022	2021	2022	2021
Net realized losses
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$178	$(96)	$53	$(1,120)
Net change in unrealized appreciation
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	25	35	279	1,015
Net realized and unrealized gains (losses) on foreign currency forward contracts		$203	$(61)	$332	$(105)
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

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of June 30, 2022 and December 31, 2021:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
June 30, 2022	JP Morgan Chase Bank, N.A.	$—	$(1)	$—	$(1)
December 31, 2021	JP Morgan Chase Bank, N.A.	$—	$(280)	$—	$(280)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of June 30, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$25,474	$51,840	$77,314
Senior secured loans - second lien	—	5,740	5,052	10,792
Senior secured bonds	—	1,860	179	2,039
Total senior debt	$—	$33,074	$57,071	$90,145
Equity and other	—	35	2,122	2,157
Total investments	$—	$33,109	$59,193	$92,302
Percentage	0.0%	35.9%	64.1%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(1)	$—	$(1)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$38,280	$64,661	$102,941
Senior secured loans - second lien	—	3,350	14,510	17,860
Senior secured bonds	—	2,268	—	2,268
Total senior debt	$—	$43,898	$79,171	$123,069
Equity and other	—	173	897	1,070
Total investments	$—	$44,071	$80,068	$124,139
Percentage	0.0%	35.5%	64.5%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(280)	$—	$(280)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2022 and December 31, 2021:

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$47,851	Yield analysis	Yield	9.44%	5.84% - 12.81%	Decrease
Senior Secured Loans - Second Lien	$5,052	Yield analysis	Yield	9.00%	9.00%	Decrease
Equity/Other	$476	Transacted value	Potential Transaction	50.00%	50.00%	Increase
	$166	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$1,372	Market comparable	EBITDA multiple	10.1x	10.1x	Increase
		Market comparable	Discount Rate	25.00%	25.00%	Decrease
	$108	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$55,025
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2022, the Master Fund had investments of this nature measured at fair value totaling $4.2 million.
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

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of April 1, 2022	$48,893	$13,438	$—	$2,322	$64,653
Additions (1)	424	—	—	—	424
Sales and repayments (2)	(603)	(6,000)	(306)	—	(6,909)
Net realized gains (3)	14	55	—	—	69
Net change in unrealized appreciation (depreciation) on investments (4)	(935)	(33)	395	(200)	(773)
Net discount accretion	73	5	—	—	78
Transfers into Level 3 (5)	4,487	—	90	—	4,577
Transfers out of Level 3 (6)	(513)	(2,413)	—	—	(2,926)
Fair value balance as of June 30, 2022	$51,840	$5,052	$179	$2,122	$59,193
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2022	$(935)	$(81)	$395	$(200)	$(821)

	For the Six Months Ended June 30, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$—	$897	$80,068
Additions (1)	1,648	—	—	—	1,648
Sales and repayments (2)	(17,251)	(6,000)	(306)	(2)	(23,559)
Net realized gains (losses) (3)	649	55	—	(14)	690
Net change in unrealized appreciation (depreciation) on investments (4)	(1,965)	(59)	395	1,241	(388)
Net discount accretion	124	14	—	—	138
Restructuring	—	—	—	—	—
Transfers into Level 3 (5)	4,487	—	90	—	4,577
Transfers out of Level 3 (6)	(513)	(3,468)	—	—	(3,981)
Fair value balance as of June 30, 2022	$51,840	$5,052	$179	$2,122	$59,193
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2022	$(1,214)	$(82)	$287	$1,230	$221
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
(5)For the three and six months ended June 30, 2022, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the three and six months ended June 30, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended June 30, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of April 1, 2021	$135,445	$20,619	$—	$1,258	$157,322
Additions (1)	632	1	153	—	786
Sales and repayments (2)	(40,803)	—	—	(4)	(40,807)
Net realized gains (losses) (3)	(1,854)	—	—	4	(1,850)
Net change in unrealized appreciation on investments (4)	6,213	200	—	611	7,024
Net discount accretion	90	11	—	—	101
Transfers into Level 3 (5)	3,178	—	—	—	3,178
Transfers out of Level 3 (6)	(964)	(990)	—	—	(1,954)
Fair value balance as of June 30, 2021	$101,937	$19,841	$153	$1,869	$123,800
Change in net unrealized appreciation on investments held as of June 30, 2021	$1,186	$199	$—	$614	$1,999

	For the Six Months Ended June 30, 2021
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2021	$167,513	$19,622	$—	$2,128	$2,205	$191,468
Additions (1)	2,368	32	153	—	—	2,553
Sales and repayments (2)	(75,043)	—	—	(2,118)	(1,654)	(78,815)
Net realized gains (losses) (3)	(563)	—	—	21	(789)	(1,331)
Net change in unrealized appreciation (depreciation) on investments (4)	5,497	285	—	(29)	2,107	7,860
Net discount accretion	204	(38)	—	(2)	—	164
Transfers into Level 3 (5)	8,164	2,700	—	—	—	10,864
Transfers out of Level 3 (6)	(6,203)	(2,760)	—	—	—	(8,963)
Fair value balance as of June 30, 2021	$101,937	$19,841	$153	$—	$1,869	$123,800
Change in net unrealized appreciation on investments held as of June 30, 2021	$1,502	$233	$—	$—	$1,735	$3,470
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

Notes to Consolidated Financial Statements (Unaudited)
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

Notes to Consolidated Financial Statements (Unaudited)
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2022 and June 30, 2021:

Related Party (1) (2)		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Source Agreement & Description	2022	2021	2022	2021
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$572	$1,294	$1,220	$2,691
Guggenheim	Administrative Services Agreement - expense reimbursement	169	84	229	216
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	3	4	6	11
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
(2)As of June 30, 2022 and June 30, 2021, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of June 30, 2022 and December 31, 2021, management believes that the risk of incurring any losses for such indemnifications is remote.

Notes to Consolidated Financial Statements (Unaudited)
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. During the period ending June 30, 2022, the Hamilton Credit Facility provided for (i) average borrowings in an aggregate principal amount of $0.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ended November 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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
Hamilton's borrowings as of December 31, 2021 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2021	$—	$—	$—	2.62%	12/29/22	1.0	years
_______________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of June 30, 2022 and December 31, 2021) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.
There are no borrowings outstanding as of June 30, 2022.
The components of the Master Fund's interest expense and other financing costs for three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$642	$—	$1,449
Unused/undrawn fees	—	41	—	90
Amortization of deferred financing costs	—	95	—	189
Total interest expense and other financing costs	$—	$778	$—	$1,728
Average borrowings	$—	$95,000	$—	$106,768

Weighted average interest rate (1)	—%	2.84%	—%	2.87%
Amortized financing costs	—%	0.39%	—%	0.35%
Total borrowing cost	—%	3.23%	—%	3.22%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2022 and December 31, 2021, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	June 30, 2022		December 31, 2021
Aceto Chemical (Revolver)	$571		$800
Alexander Mann Solutions (Revolver) (2)	446		446
Allvue Systems (Revolver)	95		3
Apptio, Inc. (Revolver)	196		196
Galls LLC (Revolver)	240		268
Hersha Hospitality Management (Delayed Draw)	—		1,106
Polyvision Corp. (Revolver)	92		189
PSI Services LLC (Revolver)	—	(3)	—	(3)
Seal For Life Industries US LLC (Revolver)	—		412
Wide Orbit (Revolver)	293		293
Total Unfunded Commitments	$1,933		$3,713
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the June 30, 2022 and December 31, 2021 exchange rates, respectively.
(3)Amount is less than $1,000.

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2022 and June 30, 2021:

	For the Six Months Ended June 30,
	2022	2021
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$6.15	$7.56
Net investment income (1)	0.12	0.19
Net realized gains (losses) (1)	0.05	(0.10)
Net change in unrealized appreciation (depreciation) (2)	(0.15)	0.65
Net increase resulting from operations	0.02	0.74
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.14)	(0.23)
Distribution representing return of capital	(1.42)	(0.85)
Net decrease resulting from distributions	(1.56)	(1.08)
Net asset value, end of period	$4.61	$7.22

INVESTMENT RETURNS
Total investment return (4)	0.03%	9.73%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$117,932	$184,699
Average net assets (5)	$139,057	$200,252
Common Shares outstanding, end of period	25,594,125	25,594,125
Weighted average Common Shares outstanding	25,594,125	25,867,772

Ratios-to-average net assets: (5)
Total expenses	1.61%	2.74%
Net investment income	2.18%	2.52%

Average outstanding borrowings (5)	$—	$106,768
Portfolio turnover rate (5) (6)	1.50%	1.00%
Asset coverage ratio (7)	—	3.31
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of June 30, 2022, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the six months ended June 30, 2022 and June 30, 2021:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
May 18	May 20	0.78000	0.78000	19,963
			$1.56000	$39,927
For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
			$1.07821	$27,664
Note 11. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements except for the one below.
On August 9, 2022 the Board of Trustees approved the Master Fund’s liquidating distribution of $0.78 per share of common shares. The distribution will be recorded on August 22, 2022 and paid in cash to the investors on August 24, 2022.

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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through August 12, 2022	$4.50	$4.74	$12.93
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	27	—	—
YTD Portfolio sales and repayments ($ in thousands)	$31,184	$—	$—
Cumulative Liquidating Distributions Declared through August 12, 2022 ($ in thousands)	$(115,174)	$(77,249)	$(22,450)
Percentage of December 31, 2020 NAV Declared through August 12, 2022	59.50%	59.40%	57.00%
Net Assets at beginning of Year ($ in thousands)	$157,280	$106,886	$32,183
Net Assets at end of Period ($ in thousands)	$117,932	$79,259	$24,220
Net asset value per share at end of period	$4.61	$4.86	$13.95

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

Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of June 30, 2022 and December 31, 2021 and (ii) for the six months ended June 30, 2022 and June 30, 2021:

	As of
	June 30, 2022	December 31, 2021
Total assets	$118,998	$159,243
Adjusted total assets (total assets net of payable for investments purchased)	$118,998	$159,243
Investments in portfolio companies, at fair value	$92,302	$124,139
Net assets	$117,932	$157,280
Net asset value per Common Share	$4.61	$6.15

	For the Six Months Ended June 30,
	2022	2021
Average net assets	$139,057	$200,252
Average borrowings	$—	$106,768
Cost of investments purchased	$1,643	$2,443
Sales of investments	$8,024	$30,824
Principal payments	$23,160	$72,569
Net investment income	$3,031	$5,036
Net realized gains (losses)	$1,481	$(2,492)
Net change in unrealized appreciation (depreciation)	$(3,933)	$16,372
Net increase in net assets resulting from operations	$579	$18,916
Total distributions to shareholders	$39,927	$27,664
Net investment income per Common Share - basic and diluted	$0.12	$0.19
Earnings per Common Share - basic and diluted	$0.02	$0.73
Distributions per Common Share	$1.56	$1.08
Portfolio and Investment Activity for the Three and Six Months Ended June 30, 2022
The following table presents our new investment commitments for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$—	—%	$127	100.0%
Syndicated transactions	—	—%	—	—%
Total investment commitments entered during the period	$—	—%	$127	100.0%

The following table presents our portfolio company activity for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Portfolio companies at beginning of period	29	34
Number of added portfolio companies	—	—
Number of exited portfolio companies	(2)	(7)
Portfolio companies at period end	27	27

Number of debt investments at period end	48	48
Number of equity/other investments at period end	5	5
The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the six months ended June 30, 2022:

	Balance as of January 1, 2022	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of June 30, 2022
Senior secured loans - first lien	$102,941	$1,643	$(24,761)	$(2,509)	$77,314
Senior secured loans - second lien	17,860	—	(6,000)	(1,068)	10,792
Senior secured bonds	2,268	—	(421)	192	2,039
Total senior debt	$123,069	$1,643	$(31,182)	$(3,385)	$90,145
Equity and other	1,070	—	(2)	1,089	2,157
Total	$124,139	$1,643	$(31,184)	$(2,296)	$92,302
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022		December 31, 2021
Weighted average purchase price of debt investments (1)	94.6%		94.7%
Weighted average duration of debt investments (2)	0.1	years	0.7	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.7%		1.6%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.2%		0.3%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	97.7%		98.2%
Percent of floating rate debt investments with interest rate floors (3)	97.6%		98.2%
Weighted average interest rate floor	1.5%		0.8%
Weighted average coupon spread to base interest rate	608	bps	617	bps
3-month LIBOR	229	bps	21	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	2.3%		1.8%
Weighted average coupon rate	7.2%		6.8%
Weighted average years to maturity	0.7	years	1.2	years

Weighted average effective yields
Senior secured loans - first lien (4)	8.7%		8.0%
Senior secured loans - second lien (4)	8.8%		8.1%
Senior secured bonds (4)	4.3%		3.9%
Total debt investments (4)	8.5%		7.9%
Total investments (5)	8.5%		7.9%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 1.79% for the 1 Month LIBOR to 2.94% for the 6 Month LIBOR on June 30, 2022. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2022	$—	—%	$1,611	1.2%
2023	20,106	19.6	20,513	15.6
2024	14,473	14.1	28,066	21.4
2025	40,611	39.6	53,603	40.9
2026	27,357	26.7	27,409	20.9
Total	$102,547	100.0%	$131,202	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of June 30, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.

Results of Operations
Operating results for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$2,119	$5,380	$5,274	$10,524
Total expenses	1,140	2,590	2,243	5,488
Net investment income	979	2,790	3,031	5,036
Net realized gains (losses)	1,011	(1,890)	1,481	(2,492)
Net change in unrealized appreciation (depreciation)	(3,904)	8,074	(3,933)	16,372
Net increase (decrease) in net assets resulting from operations	$(1,914)	$8,974	$579	$18,916
Investment Income
Interest and dividend income consisted of the following components for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income on debt securities:
Cash interest	$1,990	$4,918	$4,176	$9,575
PIK interest	25	53	104	150
Net accretion/amortization of discounts/premiums	101	240	261	493
Total interest on debt securities	2,116	5,211	4,541	10,218
PIK dividend	—	99	179	111
Total interest and dividend income	$2,116	$5,310	$4,720	$10,329
Average Investments at cost	$98,425	$209,399	$104,684	$240,995
Average Income Generating Investments at cost (1)	$96,496	$204,175	$102,643	$228,490
Income return (2)	2.19%	2.60%	4.60%	4.52%
_______________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of June 30, 2022 and June 30, 2021, yield on debt investments at cost was 8.5% and 7.7%, respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Administrative agency fees	$3	$3	$6	$11
Amendment fees and other	—	67	549	184
Total fee income	$3	$70	$555	$195

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Fixed operating expenses:
Related party reimbursements (1)	$169	$84	$229	$216
Trustees fees	71	84	141	167
Professional services fees (2)	193	205	384	406
Other expenses	73	71	144	139
Total fixed operating expenses	506	444	898	928

Variable operating expenses:
Interest expense (3)	—	778	—	1,728
Administrative services (4)	40	50	82	93
Management fee	572	1,294	1,220	2,691
Custody services	22	24	43	48
Total variable operating expenses	634	2,146	1,345	4,560

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver)	—	—	—	—
Total performance-dependent expenses	—	—	—	—

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$1,140	$2,590	$2,243	$5,488
_______________
(1)Related party reimbursements increased due to an increase in resource allocation to the Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the three and six months ended June 30, 2022 and June 30, 2021 is reported in Note 7. Borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility full repayment, and the decrease in management fee resulting from a decrease in total assets. For the three months ended June 30, 2022 and June 30, 2021, total borrowing costs were —% and 3.23%, respectively. For the three months ended June 30, 2022 and June 30, 2021 average borrowings for the period were $— and $95,000, respectively.
The decrease in total expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. For the six months ended June 30, 2022 and June 30, 2021, total borrowing costs were —% and 3.22%, respectively. For the six months ended June 30, 2022 and June 30, 2021, average borrowings for the period were $— and $106,768, respectively.

Net Realized Gains (Losses)
For the three months ended June 30, 2022, we had dispositions and principal repayments of $13.9 million, resulting in net realized gains of $0.8 million. For the six months ended June 30, 2022, we had dispositions and principal repayments of $31.2 million, resulting in net realized gains of $1.5 million. For the three and six months ended June 30, 2022, we had realized gains from our foreign currency forward contracts of $0.2 million and $53 thousand, respectively, primarily due the movement of the U.S. dollar against the British pound.
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
For the three and six months ended June 30, 2022 and June 30, 2021, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investments	$834	$(1,806)	$1,463	$(1,352)
Foreign currency forward contracts	178	(96)	53	(1,120)
Foreign currency transactions	(1)	12	(35)	(20)
Net realized gains (losses)	$1,011	$(1,890)	$1,481	$(2,492)
Changes in Unrealized Appreciation (Depreciation)
For the three and six months ended June 30, 2022 and June 30, 2021, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investments	$(3,928)	$8,039	$(4,209)	$15,358
Foreign currency forward contracts	25	35	279	1,015
Foreign currency transactions	(1)	—	(3)	(1)
Net change in unrealized appreciation (depreciation)	$(3,904)	$8,074	$(3,933)	$16,372
For the three and six months ended June 30, 2022 and June 30, 2021, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized appreciation on all investments (1)	$474	$9,477	$2,281	$19,378
Unrealized depreciation on all investments (1)	(4,402)	(1,438)	(6,490)	(4,020)
Total net change in unrealized appreciation (depreciation) on all investments	$(3,928)	$8,039	$(4,209)	$15,358

Unrealized appreciation on Level 3 investments only (1)	$474	$7,441	$2,046	$10,570
Unrealized depreciation on Level 3 investments only (1)	(1,248)	(416)	(2,435)	(2,710)
Total net change in unrealized appreciation on Level 3 investments only	$(774)	$7,025	$(389)	$7,860
_______________
(1)Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 41.02% increase in the value of their investment, or an annualized return of 4.66%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the six months ended June 30, 2022 and June 30, 2021, and the period from commencement to June 30, 2022. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Six Months Ended June 30,		Since Commencement
Company	Date Operations Commenced (2)	2022	2021	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	0.03%	9.73%	41.02%	4.66%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022, we had eight unfunded commitments totaling $1.9 million as compared to ten unfunded commitments totaling $3.7 million as of December 31, 2021. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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

Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$25,190	$4,556
Restricted cash (1)	—	24,648
Principal receivable	625	4,747
Unfunded investment commitments	(1,933)	(3,713)
Other net working capital (2)	(241)	(722)
Total operational liquidity	$23,641	$29,516
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	June 30, 2022
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Financings-Hamilton Credit Facility:
Debt - principal repayment	$—	$—	$—	$—	$—
Interest on borrowings (1) (2)	—	—	—	—	—
Undrawn fees	—	—	—	—	—
Unused commitment fee (1)	—	—	—	—	—
Total - Financings	$—	$—	$—	$—	$—

Liquidation of Feeder Funds' Investments:
GCIF 2016T (3)	$78,616	$78,616	$—	$—	$—
GCIF 2019 (3)	23,253	—	—	23,253	—
Total Liquidation of Feeder Funds' Investments	$101,869	$78,616	$—	$23,253	$—
_______________

(1)Interest on borrowings and unused commitment fees are based on the amount drawn on the Hamilton Credit Facility as of June 30, 2022 and consideration of (i) contractual minimum utilization commitments and (ii) the maximum commitment amount. Incremental borrowings after June 30, 2022 would (i) increase interest expense and (ii) reduce unused commitment fees. See Note 7. Borrowings for a detailed description of undrawn and unused commitment fees.
(2)The forecast of interest expense on borrowings is based on the prevailing interest rate as of the most recent interest reset date (LIBOR+2.50%) and it is subject to quarterly base interest rate changes.

(3)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of June 30, 2022. In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds on or before December 31, 2022. The Feeder Funds intend to, in turn, make liquidating distributions to their own shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their respective assets on or before December 31, 2022.
As of June 30, 2022, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Investments classified as Level 3 fair value	$59,193	$80,068
Total investments at fair value	$92,302	$124,139
Total assets	$118,998	$159,243
Percentage of investment portfolio classified as Level 3 fair value	64.1%	64.5%
Percentage of total assets classified as Level 3 fair value	49.7%	50.3%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2022 and December 31, 2021 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
Fair Value of Level 3 Investments at Period End	$59,193	$123,800
Fair Value Assuming a 5% Increase in Value	62,153	129,990

Increase in unrealized appreciation	2,960	6,190
(Increase) in management fees (1)	(26)	(54)
(Increase) in performance based incentive fee (2)	(592)	(1,238)
Increase in net assets resulting from operations	$2,342	$4,898

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,867,772
Common Shares outstanding at the end of the Period	25,594,125	25,594,125

Increase in earnings per Common Share	$0.09	$0.19
Increase in net asset value per Common Share	$0.09	$0.19
_______________
(1)Increases in management fees for the periods ended June 30, 2022 and June 30, 2021 represent only 3 months' worth of the change to the Master Fund's management fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 97.7% of our debt investments (95.5% of our total investments), or $88.1 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of June 30, 2022.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	370	—	370	0.01
+100 bps	798	—	798	0.03
+150 bps	1,266	—	1,266	0.05
+200 bps	1,747	—	1,747	0.07
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2022 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 12, 2022, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2022, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021.
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

Guggenheim Credit Income Fund

Date:	August 12, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Michael Guss
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