Form 10-Q
period 2022-09-30
GUGGENHEIM CREDIT INCOME FUND
filed 2022-11-14
CIK 1618697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 25,594,125 common shares outstanding as of November 14, 2022.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investments at fair value (amortized cost of $79,738 and $125,563, respectively)	$72,765	$124,139
Cash and cash equivalents	21,364	4,556
Restricted cash	—	24,648
Interest and dividend income receivable	929	936
Principal receivable	3,981	4,747
Receivable from related parties	8	25
Unrealized appreciation of foreign currency forward contracts	88	—
Prepaid expenses and other assets	78	192
Total assets	$99,213	$159,243

Liabilities
Unrealized depreciation on foreign currency forward contracts	$—	$280
Accrued management fee	306	769
Payable to related parties	118	61
Accounts payable, accrued expenses and other liabilities	787	853
Total liabilities	1,211	1,963
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$98,002	$157,280

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$26	$26
Paid-in-capital in excess of par value	113,649	169,019
Accumulated loss, net of distributions	(15,673)	(11,765)
Net assets	$98,002	$157,280
Net asset value per Common Share (NAV)	$3.83	$6.15

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest income	$1,909	$3,545	$6,345	$13,613
PIK interest income	14	120	118	270
Dividend income	—	109	179	220
Fee income	2	34	557	229
Total investment income	1,925	3,808	7,199	14,332
Operating Expenses
Interest expense and other financing costs	—	558	—	2,286
Management fee	482	1,066	1,702	3,757
Administrative services	40	46	122	139
Custody services	21	22	64	70
Trustees fees	72	76	213	243
Related party reimbursements	119	75	348	291
Professional services fees	195	206	579	612
Other expenses	74	71	218	210
Total expenses	1,003	2,120	3,246	7,608
Net investment income	922	1,688	3,953	6,724
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	242	(1,462)	1,705	(2,814)
Foreign currency forward contracts	167	282	220	(838)
Foreign currency transactions	(25)	4	(60)	(16)
Net realized gains (losses)	384	(1,176)	1,865	(3,668)
Net change in unrealized appreciation (depreciation) on:
Investments	(1,340)	1,117	(5,549)	16,475
Foreign currency forward contracts	89	56	368	1,071
Foreign currency transactions	(22)	(1)	(25)	(2)
Net change in unrealized appreciation (depreciation)	(1,273)	1,172	(5,206)	17,544
Net realized and unrealized gains (losses)	(889)	(4)	(3,341)	13,876
Net increase in net assets resulting from operations	$33	$1,684	$612	$20,600
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.04	$0.07	$0.15	$0.26
Earnings per Common Share outstanding - basic and diluted	$0.00	$0.07	$0.02	$0.80
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,594,125	25,594,125	25,775,554
Distribution per Common Share outstanding	$0.78	$0.98	$2.34	$2.06

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2021	25,594,125	$26	$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—	—	2,052	2,052
Net realized gains	—	—	—	470	470
Net change in unrealized depreciation	—	—	—	(29)	(29)
Net increase in net assets resulting from operations	—	—	—	2,493	2,493
Shareholder distributions:
Distributions from earnings	—	—	—	(2,186)	(2,186)
Distributions representing a return of capital	—	—	(17,778)	—	(17,778)
Net decrease in net assets resulting from shareholder distributions	—	—	(17,778)	(2,186)	(19,964)
Net increase (decrease) for the period	—	—	(17,778)	307	(17,471)
Balance at March 31, 2022	25,594,125	$26	$151,241	$(11,458)	$139,809
Operations:
Net investment income	—	—	—	979	979
Net realized gains	—	—	—	1,011	1,011
Net change in unrealized depreciation	—	—	—	(3,904)	(3,904)
Net decrease in net assets resulting from operations	—	—	—	(1,914)	(1,914)
Shareholder distributions:
Distributions from earnings	—	—	—	(1,294)	(1,294)
Distributions representing a return of capital	—	—	(18,669)	—	(18,669)
Net decrease in net assets resulting from shareholder distributions	—	—	(18,669)	(1,294)	(19,963)
Net decrease for the period	—	—	(18,669)	(3,208)	(21,877)
Balance at June 30, 2022	25,594,125	$26	$132,572	$(14,666)	$117,932
Operations:
Net investment income	—	—	—	922	922
Net realized gains	—	—	—	384	384
Net change in unrealized depreciation	—	—	—	(1,273)	(1,273)
Net increase in net assets resulting from operations	—	—	—	33	33
Shareholder distributions:
Distributions from earnings	—	—	—	(1,040)	(1,040)
Distributions representing a return of capital	—	—	(18,923)	—	(18,923)
Net decrease in net assets resulting from shareholder distributions	—	—	(18,923)	(1,040)	(19,963)
Net decrease for the period	—	—	(18,923)	(1,007)	(19,930)
Balance at September 30, 2022	25,594,125	$26	$113,649	$(15,673)	$98,002

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2020	26,272,618	$26	$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—	—	2,246	2,246
Net realized losses	—	—	—	(602)	(602)
Net change in unrealized appreciation	—	—	—	8,298	8,298
Net increase in net assets resulting from operations	—	—	—	9,942	9,942
Shareholder distributions:
Distributions from earnings	—	—	—	(2,581)	(2,581)
Net decrease in net assets resulting from shareholder distributions	—	—	—	(2,581)	(2,581)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—	(5,278)	—	(5,278)
Net increase (decrease) for the period	(678,493)	—	(5,278)	7,361	2,083
Balance at March 31, 2021	25,594,125	$26	$218,184	$(17,402)	$200,808
Operations:
Net investment income	—	—	—	2,790	2,790
Net realized losses	—	—	—	(1,890)	(1,890)
Net change in unrealized appreciation	—	—	—	8,074	8,074
Net increase in net assets resulting from operations	—	—	—	8,974	8,974
Shareholder distributions:
Distributions from earnings	—	—	—	(3,233)	(3,233)
Distributions representing a return of capital	—	—	(21,850)	—	(21,850)
Net decrease in net assets resulting from shareholder distributions	—	—	(21,850)	(3,233)	(25,083)
Net increase (decrease) for the period	—	—	(21,850)	5,741	(16,109)
Balance at June 30, 2021	25,594,125	$26	$196,334	$(11,661)	$184,699
Operations:
Net investment income	—	—	—	1,688	1,688
Net realized losses	—	—	—	(1,176)	(1,176)
Net change in unrealized appreciation	—	—	—	1,172	1,172
Net increase in net assets resulting from operations	—	—	—	1,684	1,684
Shareholder distributions:
Distributions from earnings	—	—	—	(1,399)	(1,399)
Distributions representing a return of capital	—	—	(23,684)	—	(23,684)
Net decrease in net assets resulting from shareholder distributions	—	—	(23,684)	(1,399)	(25,083)
Net increase (decrease) for the period	—	—	(23,684)	285	(23,399)
Balance at September 30, 2021	25,594,125	$26	$172,650	$(11,376)	$161,300

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$612	$20,600
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(203)	(336)
Amortization of premium/accretion of discount, net	(331)	(725)
Proceeds from sales of investments	19,211	56,819
Proceeds from paydowns on investments	31,237	91,828
Net receipt of settlement of derivatives	864	1,214
Net payment of settlement of derivatives	(644)	(2,052)
Net realized (gains) losses on derivatives	(220)	838
Purchases of investments	(2,384)	(3,888)
Net realized (gains) losses on investments	(1,705)	2,814
Net change in unrealized (appreciation) depreciation on investments	5,549	(16,475)
Net change in unrealized appreciation on foreign currency forward contracts	(368)	(1,071)
Amortization of deferred financing costs	—	284
(Increase) decrease in operating assets:
Interest and dividend income receivable	7	855
Principal receivable	766	(7,243)
Receivable from related parties	17	17
Prepaid expenses and other assets	114	119
Increase (decrease) in operating liabilities:
Accrued management fee	(463)	163
Payable to related parties	57	(70)
Collateral payable for foreign currency forward contracts	—	325
Accounts payable, accrued expenses and other liabilities	(66)	157
Net cash provided by operating activities	52,050	144,173
Financing activities
Repurchase of Common Shares	—	(5,278)
Credit facility repayments	—	(75,000)
Distributions paid	(59,890)	(52,747)
Net cash used in financing activities	(59,890)	(133,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,840)	11,148
Cash, cash equivalents and restricted cash, beginning of period	29,204	34,919
Cash, cash equivalents and restricted cash, end of period	$21,364	$46,067
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	21,364	33,037
Restricted cash	—	13,030
Total cash, cash equivalents and restricted cash	$21,364	$46,067
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$—	$1,983

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 73.1%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	8.92%	11/17/2023	$4,106	$4,075	$3,568	3.6%
Wesco Group	(14)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,211	1,207	1,211	1.2%
Total Automotive							5,282	4,779	4.8%
Beverage, Food & Tobacco
Checkers Holdings Inc		Senior Secured Loans - First Lien	L+4.25%	7.32%	4/25/2024	1,113	715	949	1.0%
Total Beverage, Food & Tobacco							715	949	1.0%
Chemicals, Plastics & Rubber
Aceto Chemicals	(14)	Senior Secured Loans - First Lien	L+5.50%	8.57%	4/29/2025	5,031	5,015	4,960	5.1%
Aceto Chemicals (Revolver)	(14)	Senior Secured Loans - First Lien	L+5.50%	8.57%	4/29/2025	800	183	186	0.2%
							5,198	5,146	5.3%

Drew Marine Group Inc.	(14)	Senior Secured Loans - First Lien	L+4.25%	7.92%	6/26/2026	968	959	945	1.0%
Total Chemicals, Plastics & Rubber							6,157	6,091	6.3%
Consumer Goods: Non-Durable
Galls LLC	(13)(14)	Senior Secured Loans - First Lien	L+7.25%	9.56%	1/31/2025	3,704	3,692	3,611	3.7%
Galls LLC (Delayed Draw B)	(13)(14)	Senior Secured Loans - First Lien	L+7.25%	10.06%	1/31/2025	543	541	530	0.5%
Galls LLC (Revolver)	(9)(14)	Senior Secured Loans - First Lien	L+6.75%	9.69%	1/31/2024	528	507	510	0.5%
							4,740	4,651	4.7%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	L+4.50%	7.62%	12/19/2025	3,909	3,643	3,240	3.3%
Total Consumer Goods: Non-Durable							8,383	7,891	8.0%
Containers, Packaging & Glass
Bioplan USA, Inc.	(13)	Senior Secured Loans - First Lien	L+7.75%	11.92%	12/22/2023	4,858	4,583	3,911	4.0%
Total Containers, Packaging & Glass							4,583	3,911	4.0%
Energy: Oil & Gas
Basic Energy Services Inc	(14)(17)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,520	118	0.1%
Permian Production Partners	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	11.12%	11/23/2025	408	239	408	0.4%
Total Energy: Oil & Gas							1,759	526	0.5%
Healthcare & Pharmaceuticals
Alegeus Technology LLC	(14)	Senior Secured Loans - First Lien	L+8.25%	10.95%	9/5/2024	8,000	7,986	7,784	7.9%
Total Healthcare & Pharmaceuticals							7,986	7,784	7.9%
Hotel, Gaming & Leisure

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

ASM Global		Senior Secured Loans - First Lien	L+2.50%	5.62%	1/23/2025	2,293	2,291	2,193	2.2%
Total Hotel, Gaming & Leisure							2,291	2,193	2.2%
Metals & Mining
Polyvision Corp.	(13)(14)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	3,559	3,524	3,462	3.6%
Polyvision Corp.	(13)(14)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	1,002	992	975	1.0%
Polyvision Corp. (Delayed Draw)	(13)(14)	Senior Secured Loans - First Lien	L+7.00%	10.38%	2/21/2026	138	138	134	0.1%
Polyvision Corp. (Revolver)	(9)(13)(14)	Senior Secured Loans - First Lien	L+7.50%	11.12%	8/21/2025	839	767	800	0.8%
Total Metals & Mining							5,421	5,371	5.5%
Retail
Save-a-Lot		Senior Secured Loans - First Lien	L+7.00%	8.00%	3/12/2024	962	879	836	0.9%
Save-a-Lot		Senior Secured Loans - First Lien	N/A	N/A	4/1/2024	125	125	109	0.1%
Save-a-Lot	(13)	Senior Secured Loans - Second Lien	L+10.75%	11.75%	10/1/2024	1,260	1,759	895	0.9%
Total Retail							2,763	1,840	1.9%
Services: Business
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	7.62%	4/3/2025	1,913	1,895	1,616	1.6%

Hersha Hospitality Management	(14)	Senior Secured Loans - First Lien	S+6.00%	8.93%	3/2/2026	4,777	4,693	4,698	4.8%

PSI Services LLC (Revolver)	(9)(14)	Senior Secured Loans - First Lien	L+5.75%	8.56%	10/4/2025	298	298	275	0.3%
PSI Services LLC (Delayed Draw)	(14)	Senior Secured Loans - First Lien	L+5.75%	8.56%	10/4/2026	176	176	163	0.2%
PSI Services LLC (Delayed Draw)	(14)	Senior Secured Loans - First Lien	L+5.75%	8.56%	10/4/2026	417	417	387	0.4%
PSI Services LLC	(14)	Senior Secured Loans - First Lien	L+5.75%	8.56%	10/16/2026	2,787	2,754	2,587	2.6%
							3,645	3,412	3.5%

YAK Access, LLC	(14)	Senior Secured Loans - Second Lien	L+10.00%	13.64%	7/10/2026	5,000	4,793	1,550	1.6%
Total Services: Business							15,026	11,276	11.5%
Technology
Allvue Systems (Revolver)	(9)(14)	Senior Secured Loans - First Lien	L+4.25%	6.33%	9/6/2024	89	77	82	0.1%
Allvue Systems (Term Loan)	(14)	Senior Secured Loans - First Lien	L+4.25%	6.33%	9/4/2026	845	842	798	0.8%
							919	880	0.9%

Apptio, Inc.	(14)	Senior Secured Loans - First Lien	L+6.00%	9.94%	1/10/2025	4,900	4,870	4,880	5.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Apptio, Inc. (Revolver)	(9)(14)	Senior Secured Loans - First Lien	L+6.00%	9.94%	12/3/2024	131	110	115	0.1%
							4,980	4,995	5.1%

Datix Bidco Limited	(14)	Senior Secured Loans - First Lien	S+4.50%	6.01%	4/28/2025	1,931	1,915	1,884	1.9%
Datix Bidco Limited	(14)	Senior Secured Loans - Second Lien	S+7.75%	9.26%	4/27/2026	462	457	452	0.5%
Datix Bidco Limited	(14)	Senior Secured Loans - First Lien	S+4.50%	6.01%	4/28/2025	3,048	3,028	2,974	3.0%
Datix Bidco Limited	(14)	Senior Secured Loans - Second Lien	S+7.75%	9.26%	4/27/2026	4,696	4,659	4,600	4.7%
							10,059	9,910	10.1%

Wide Orbit, Inc. (Revolver)	(9)(14)(16)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(20)	—%

Wind River Systems	(14)	Senior Secured Loans - First Lien	L+6.25%	7.25%	6/24/2024	1,231	1,221	1,227	1.3%
Total Technology							17,179	16,992	17.4%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	6.02%	7/23/2025	2,169	2,163	2,048	2.1%
Total Telecommunications							2,163	2,048	2.1%
Total Debt Investments							$79,708	$71,651	73.1%
Equity investments - 1.1%
Energy: Oil & Gas
Permian Production Partners	(14)	Equity/Other	N/A	N/A		203,022	—	166	0.2%
Total Energy: Oil & Gas							—	166	0.2%
Retail
Save-a-Lot		Equity/Other	N/A	N/A		53,097	—	35	—%
Total Retail							—	35	—%

Technology
Wolfhound Parent Inc. (Warrants)	(14)(15)	Equity/Other	N/A	N/A		1,975	30	805	0.8%
Wide Orbit (Warrants)	(14)	Equity/Other	N/A	N/A		96,480	—	108	0.1%
Total Technology							30	913	0.9%
Total Equity Investments							$30	$1,114	1.1%

Total Investments - 74.2%							$79,738	$72,765	74.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	10/17/2022	£16	$18	—	$—	—%
JPMorgan Chase Bank	10/17/2022	$2,824	£2,450	—	$88	0.1%
					$88	0.1%
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Sterling Overnight Index Average ("SONIA") (denoted as "N") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of September 30, 2022, LIBO rates ranged between 3.14% for 1-month LIBOR to 4.23% for 6-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2022.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of September 30, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.6 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $9.8 million; the net unrealized depreciation was $8.2 million; the aggregate cost of securities for Federal income tax purposes was $81.0 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of September 30, 2022 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of September 30, 2022, qualifying assets represented 100.0% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of September 30, 2022.
(13)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

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
(14)    Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(15)Non-income producing security.
(16)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(17)Investment was on non-accrual status as of September 30, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of September 30, 2022, debt investments on non-accrual status represented 1.9% and 0.2% of total investments on an amortized cost basis and fair value basis, respectively.
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
As of September 30, 2022, Hamilton Finance LLC ("Hamilton"), a previous, wholly-owned, special purpose financing subsidiary of the Master Fund was dissolved.
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
Principles of Consolidation
As provided under ASC 946, the Master Fund will generally not consolidate its investment in a company other than an investment in an investment company or an operating company whose business consists of providing substantially all of its services to the benefit of the Master Fund. Accordingly, prior to September 30, 2022, the Master Fund consolidated the results of its wholly-owned subsidiary in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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
Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of September 30, 2022, the Master Fund's cash equivalents of $21.4 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.
Restricted Cash
None
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

Notes to Consolidated Financial Statements (Unaudited)
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees, based on, among other things, the input of Guggenheim and management, its audit committee and independent third-party valuation firms. The Master Fund and the Board of Trustees conduct their fair value review process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.
The U.S. Securities and Exchange Commission (the “SEC”) adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”) which establishes requirements for determining fair value in good faith and became effective September 8, 2022. Rule 2a-5 also defines when “readily available market quotations” for purposes of the 1940 Act and establishes requirements for determining whether a fund must fair value a security in good faith. Pursuant to Rule 2a-5, the Board has designated the Advisor as the valuation designee to perform fair valuation determinations for the Master Fund with respect to all Fund investments and/or other assets.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2022, open U.S. Federal and state income tax years include the tax years ended December 31, 2018 through December 31, 2021. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$66,520	$64,036	88.0%	$101,275	$102,941	82.9%
Senior secured loans - second lien	11,668	7,497	10.3	20,201	17,860	14.4
Senior secured bonds	1,520	118	0.2	4,041	2,268	1.8
Total senior debt	$79,708	$71,651	98.5%	$125,517	$123,069	99.1%
Equity and other	30	1,114	1.5	46	1,070	0.9
Total investments	$79,738	$72,765	100.0%	$125,563	$124,139	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2022			December 31, 2021
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$17,209	$17,905	24.5%	$25,746	$27,082	21.8%
Services: Business	15,026	11,276	15.5	19,255	17,610	14.2
Consumer Goods: Non-Durable	8,383	7,891	10.8	8,167	8,261	6.7
Healthcare & Pharmaceuticals	7,986	7,784	10.7	7,974	7,844	6.3
Chemicals, Plastics & Rubber	6,157	6,091	8.4	12,880	12,946	10.4
Metals & Mining	5,421	5,371	7.4	5,330	5,258	4.2
Automotive	5,282	4,779	6.6	11,772	12,124	9.8
Containers, Packaging & Glass	4,583	3,911	5.4	6,310	6,546	5.3
Hotel, Gaming & Leisure	2,291	2,193	3.0	2,309	2,252	1.8
Telecommunications	2,163	2,048	2.8	4,660	4,595	3.7
Retail	2,763	1,875	2.6	7,417	6,779	5.5
Beverage, Food & Tobacco	715	949	1.3	2,431	1,249	1.0
Energy: Oil & Gas	1,759	692	1.0	737	971	0.8
Capital Equipment	—	—	—	2,000	1,955	1.6
Utilities: Electric	—	—	—	5,938	5,895	4.7
Banking, Finance, Insurance & Real Estate	—	—	—	2,637	2,772	2.2
Total investments	$79,738	$72,765	100.0%	$125,563	$124,139	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of September 30, 2022 and December 31, 2021:

Geographic Dispersion	September 30, 2022	December 31, 2021
United States of America	100.0%	89.8%
United Kingdom	—	8.7
Canada	—	1.5
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of September 30, 2022 and December 31, 2021:

September 30, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	October 17, 2022	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,450	$2,824	$2,736	$88
USD	October 17, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18	18	18	—
Total					$2,842	$2,754	$88

December 31, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,055	$1,189	$1,201	$(12)
GBP	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,609	11,387	11,655	(268)
Total					$12,576	$12,856	$(280)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and nine months ended September 30, 2022 and September 30, 2021:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement Location	2022	2021	2022	2021
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$167	$282	$220	$(838)
Net change in unrealized appreciation
Foreign currency forward contracts	Net change in unrealized appreciation on foreign currency forward contracts	89	56	368	1,071
Net realized and unrealized gains on foreign currency forward contracts		$256	$338	$588	$233

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of September 30, 2022 and December 31, 2021:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
September 30, 2022	JP Morgan Chase Bank, N.A.	$88	$—	$—	$88
December 31, 2021	JP Morgan Chase Bank, N.A.	$—	$(280)	$—	$(280)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of September 30, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$18,470	$45,566	$64,036
Senior secured loans - second lien	—	895	6,602	7,497
Senior secured bonds	—	—	118	118
Total senior debt	$—	$19,365	$52,286	$71,651
Equity and other	—	35	1,079	1,114
Total investments	$—	$19,400	$53,365	$72,765
Percentage	0.0%	26.7%	73.3%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$88	$—	$88

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$38,280	$64,661	$102,941
Senior secured loans - second lien	—	3,350	14,510	17,860
Senior secured bonds	—	2,268	—	2,268
Total senior debt	$—	$43,898	$79,171	$123,069
Equity and other	—	173	897	1,070
Total investments	$—	$44,071	$80,068	$124,139
Percentage	0.0%	35.5%	64.5%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(280)	$—	$(280)

Notes to Consolidated Financial Statements (Unaudited)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2022 and December 31, 2021:

September 30, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$45,158	Yield analysis	Yield	10.72%	0% - 13.61%	Decrease
Senior Secured Loans - Second Lien	$5,052	Yield analysis	Yield	10.00%	10.00%	Decrease
Equity/Other	$166	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$805	Market comparable	EBITDA multiple	10.1x	10.1x	Increase
		Market comparable	Discount Rate	25.00%	25.00%	Decrease
	$108	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$51,289
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2022, the Master Fund had investments of this nature measured at fair value totaling $2.1 million.
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

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of July 1, 2022	$51,840	$5,052	$179	$2,122	$59,193
Additions (1)	750	—	—	—	750
Sales and repayments (2)	(3,639)	—	(104)	(952)	(4,695)
Net realized gains (3)	28	—	5	952	985
Net change in unrealized appreciation (depreciation) on investments (4)	144	(1,161)	38	(1,043)	(2,022)
Net discount accretion	26	14	—	—	40
Transfers into Level 3 (5)	406	2,697	—	—	3,103
Transfers out of Level 3 (6)	(3,989)	—	—	—	(3,989)
Fair value balance as of September 30, 2022	$45,566	$6,602	$118	$1,079	$53,365
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2022	$182	$(1,161)	$38	$(566)	$(1,507)

	For the Nine Months Ended September 30, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$—	$897	$80,068
Additions (1)	2,399	—	—	—	2,399
Sales and repayments (2)	(20,889)	(6,000)	(410)	(954)	(28,253)
Net realized gains (3)	677	55	5	938	1,675
Net change in unrealized appreciation (depreciation) on investments (4)	(1,822)	(1,219)	433	198	(2,410)
Net discount accretion	149	27	—	—	176
Transfers into Level 3 (5)	4,893	2,697	90	—	7,680
Transfers out of Level 3 (6)	(4,502)	(3,468)	—	—	(7,970)
Fair value balance as of September 30, 2022	$45,566	$6,602	$118	$1,079	$53,365
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2022	$(432)	$(1,916)	$325	$677	$(1,346)
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
(5)For the three and nine months ended September 30, 2022, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the three and nine months ended September 30, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2022 and September 30, 2021:

Related Party (1) (2)		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Source Agreement & Description	2022	2021	2022	2021
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$482	$1,066	$1,702	$3,757
Guggenheim	Administrative Services Agreement - expense reimbursement	119	75	348	291
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	2	8	8	20
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
(2)As of September 30, 2022 and September 30, 2021, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of September 30, 2022 and December 31, 2021, management believes that the risk of incurring any losses for such indemnifications is remote.

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
On November 29, 2021, Hamilton repaid in full all outstanding amounts due in connection with, and terminated all commitments under, the Hamilton Credit Facility. As of September 30, 2022, Hamilton was dissolved.
The components of the Master Fund's interest expense and other financing costs for three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$—	$435	$—	$1,884
Unused/undrawn fees	—	28	—	118
Amortization of deferred financing costs	—	95	—	284
Total interest expense and other financing costs	$—	$558	$—	$2,286
Average borrowings	$—	$64,783	$—	$92,619

Weighted average interest rate (1)	—%	2.79%	—%	2.85%
Amortized financing costs	—%	0.58%	—%	0.40%
Total borrowing cost	—%	3.37%	—%	3.25%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2022 and December 31, 2021, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	September 30, 2022		December 31, 2021
Aceto Chemical (Revolver)	$—		$800
Alexander Mann Solutions (Revolver) (2)	—		446
Allvue Systems (Revolver)	42		3
Apptio, Inc. (Revolver)	196		196
Galls LLC (Revolver)	83		268
Hersha Hospitality Management (Delayed Draw)	—		1,106
Polyvision Corp. (Revolver)	90		189
PSI Services LLC (Revolver)	—	(3)	—	(3)
Seal For Life Industries US LLC (Revolver)	—		412
Wide Orbit (Revolver)	293		293
Total Unfunded Commitments	$704		$3,713
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.

Notes to Consolidated Financial Statements (Unaudited)
(2)This commitment is in foreign currency and has been converted to USD using the September 30, 2022 and December 31, 2021 exchange rates, respectively.
(3)Amount is less than $1,000.
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2022 and September 30, 2021:

	For the Nine Months Ended September 30,
	2022	2021
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$6.15	$7.56
Net investment income (1)	0.15	0.26
Net realized gains (losses) (1)	0.07	(0.14)
Net change in unrealized appreciation (depreciation) (2)	(0.20)	0.68
Net increase resulting from operations	0.02	0.80
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.18)	(0.28)
Distribution representing return of capital	(2.16)	(1.78)
Net decrease resulting from distributions	(2.34)	(2.06)
Net asset value, end of period	$3.83	$6.30

INVESTMENT RETURNS
Total investment return (4)	(0.05)%	10.77%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$98,002	$161,300
Average net assets (5)	$128,787	$190,912
Common Shares outstanding, end of period	25,594,125	25,594,125
Weighted average Common Shares outstanding	25,594,125	25,775,554

Ratios-to-average net assets: (5)
Total expenses	2.52%	3.99%
Net investment income	3.07%	3.52%

Average outstanding borrowings (5)	$—	$92,619
Portfolio turnover rate (5) (6)	2.40%	1.70%
Asset coverage ratio (7)	—	3.93
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of September 30, 2022, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the nine months ended September 30, 2022 and September 30, 2021:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
May 18	May 20	0.78000	0.78000	19,963
August 22	August 24	0.78000	0.78000	19,963
			$2.34000	$59,890
For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
August 2	August 4	0.98000	0.98000	25,083
			$2.05821	$52,747
Note 11. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements except for the one below.
On October 25, 2022 the Board of Trustees approved the Feeder Fund’s liquidating distribution of $0.78 per share of common shares. The distribution will be recorded on October 28, 2022 and paid in cash to the investors on October 31, 2022.

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
Plan of Liquidation
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund began to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds have and intend to, in turn, make liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds. For all Funds, as of November 14, 2022, almost 70% of the December 31, 2020 NAV has been paid to shareholders in the form of liquidating distributions. While it is still the intention to continue to payout liquidating distributions before December 31, 2022, in light of recent market volatility, we may not prudently be able to liquidate the entire portfolio by December 31, 2022 and may continue to operate as a BDC and pay liquidating distributions into 2023.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through November 14, 2022	$5.28	$5.56	$15.20
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	22	—	—
YTD Portfolio sales and repayments ($ in thousands)	$50,448	$—	$—
Cumulative Liquidating Distributions Declared through November 14, 2022 ($ in thousands)	$(135,137)	$(77,249)	$(22,450)
Percentage of December 31, 2020 NAV Declared through November 14, 2022	69.80%	69.70%	67.00%
Net Assets at beginning of Year ($ in thousands)	$157,280	$106,886	$32,183
Net Assets at end of Period ($ in thousands)	$98,002	$65,763	$20,186
Net asset value per share at end of period	$3.83	$4.04	$11.63
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of September 30, 2022 and December 31, 2021 and (ii) for the nine months ended September 30, 2022 and September 30, 2021:

	As of
	September 30, 2022	December 31, 2021
Total assets	$99,213	$159,243
Adjusted total assets (total assets net of payable for investments purchased)	$99,213	$159,243
Investments in portfolio companies, at fair value	$72,765	$124,139
Net assets	$98,002	$157,280
Net asset value per Common Share	$3.83	$6.15

	For the Nine Months Ended September 30,
	2022	2021
Average net assets	$128,787	$190,912
Average borrowings	$—	$92,619
Cost of investments purchased	$2,384	$3,888
Sales of investments	$19,211	$56,819
Principal payments	$31,237	$91,828
Net investment income	$3,953	$6,724
Net realized gains (losses)	$1,865	$(3,668)
Net change in unrealized appreciation (depreciation)	$(5,206)	$17,544
Net increase in net assets resulting from operations	$612	$20,600
Total distributions to shareholders	$59,890	$52,747
Net investment income per Common Share - basic and diluted	$0.15	$0.26
Earnings per Common Share - basic and diluted	$0.02	$0.80
Distributions per Common Share	$2.34	$2.06

Portfolio and Investment Activity for the Three and Nine Months Ended September 30, 2022
The following table presents our new investment commitments for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$—	—%	$127	100.0%
Syndicated transactions	—	—%	—	—%
Total investment commitments entered during the period	$—	—%	$127	100.0%
The following table presents our portfolio company activity for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Portfolio companies at beginning of period	27	34
Number of added portfolio companies	—	—
Number of exited portfolio companies	(5)	(12)
Portfolio companies at period end	22	22

Number of debt investments at period end	40	40
Number of equity/other investments at period end	4	4
The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the nine months ended September 30, 2022:

	Balance as of January 1, 2022	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of September 30, 2022
Senior secured loans - first lien	$102,941	$2,384	$(38,700)	$(2,589)	$64,036
Senior secured loans - second lien	17,860	—	(8,269)	(2,094)	7,497
Senior secured bonds	2,268	—	(2,525)	375	118
Total senior debt	$123,069	$2,384	$(49,494)	$(4,308)	$71,651
Equity and other	1,070	—	(954)	998	1,114
Total	$124,139	$2,384	$(50,448)	$(3,310)	$72,765
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
Weighted average purchase price of debt investments (1)	93.6%		94.7%
Weighted average duration of debt investments (2)	0.02	years	0.7	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	1.9%		1.6%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.2%		0.3%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.8%		98.2%
Percent of floating rate debt investments with interest rate floors (3)	99.7%		98.2%
Weighted average interest rate floor	2.9%		0.8%
Weighted average coupon spread to base interest rate	598	bps	617	bps
3-month LIBOR	375	bps	21	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	0.2%		1.8%
Weighted average coupon rate	—%		6.8%
Weighted average years to maturity	1.0	years	1.2	years

Weighted average effective yields
Senior secured loans - first lien (4)	10.4%		8.0%
Senior secured loans - second lien (4)	9.4%		8.1%
Senior secured bonds (4)	—%		3.9%
Total debt investments (4)	10.1%		7.9%
Total investments (5)	10.1%		7.9%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 3.14% for the 1 Month LIBOR to 4.23% for the 6 Month LIBOR on September 30, 2022. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2022	$—	—%	$1,611	1.2%
2023	13,255	15.7	20,513	15.6
2024	14,650	17.3	28,066	21.4
2025	31,785	37.6	53,603	40.9
2026	24,825	29.4	27,409	20.9
Total	$84,515	100.0%	$131,202	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of September 30, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.

Results of Operations
Operating results for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total investment income	$1,925	$3,808	$7,199	$14,332
Total expenses	1,003	2,120	3,246	7,608
Net investment income	922	1,688	3,953	6,724
Net realized gains (losses)	384	(1,176)	1,865	(3,668)
Net change in unrealized appreciation (depreciation)	(1,273)	1,172	(5,206)	17,544
Net increase in net assets resulting from operations	$33	$1,684	$612	$20,600
Investment Income
Interest and dividend income consisted of the following components for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income on debt securities:
Cash interest	$1,839	$3,313	$6,014	$12,888
PIK interest	14	120	118	270
Net accretion/amortization of discounts/premiums	70	232	331	725
Total interest on debt securities	1,923	3,665	6,463	13,883
PIK dividend	—	109	179	220
Total interest and dividend income	$1,923	$3,774	$6,642	$14,103
Average Investments at cost	$80,183	$165,939	$96,517	$215,976
Average Income Generating Investments at cost (1)	$78,449	$163,722	$94,578	$206,901
Income return (2)	2.46%	2.31%	7.03%	6.82%
_______________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of September 30, 2022 and September 30, 2021, yield on debt investments at cost was 10.1% and 8.1%, respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Administrative agency fees	$2	$8	$8	$20
Amendment fees and other	—	26	549	209
Total fee income	$2	$34	$557	$229

Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.
The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed operating expenses:
Related party reimbursements (1)	$119	$75	$348	$291
Trustees fees	72	76	213	243
Professional services fees (2)	195	206	579	612
Other expenses	74	71	218	210
Total fixed operating expenses	460	428	1,358	1,356

Variable operating expenses:
Interest expense (3)	—	558	—	2,286
Administrative services (4)	40	46	122	139
Management fee	482	1,066	1,702	3,757
Custody services	21	22	64	70
Total variable operating expenses	543	1,692	1,888	6,252

Performance-dependent expenses:
Performance-based incentive fee (before fee waiver)	—	—	—	—
Total performance-dependent expenses	—	—	—	—

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$1,003	$2,120	$3,246	$7,608
_______________
(1)Related party reimbursements increased due to an increase in resource allocation to the Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the three and nine months ended September 30, 2022 and September 30, 2021 is reported in Note 7. Borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility full repayment, and the decrease in management fee resulting from a decrease in total assets. For the three months ended September 30, 2022 and September 30, 2021, total borrowing costs were —% and 3.37%, respectively. For the three months ended September 30, 2022 and September 30, 2021 average borrowings for the period were $— and $64,783, respectively.
The decrease in total expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in interest rates and average borrowings. For the nine months ended September 30, 2022 and September 30, 2021, total borrowing costs were —% and 3.25%, respectively. For the nine months ended September 30, 2022 and September 30, 2021, average borrowings for the period were $— and $92,619, respectively.

Net Realized Gains (Losses)
For the three months ended September 30, 2022, we had dispositions and principal repayments of $19.2 million, resulting in net realized gains of $0.2 million. For the nine months ended September 30, 2022, we had dispositions and principal repayments of $50.4 million, resulting in net realized gains of $1.7 million. For the three and nine months ended September 30, 2022, we had realized gains from our foreign currency forward contracts of $0.2 million and $0.2 million, respectively, primarily due the movement of the U.S. dollar against the British pound.
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
For the three and nine months ended September 30, 2022 and September 30, 2021, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investments	$242	$(1,462)	$1,705	$(2,814)
Foreign currency forward contracts	167	282	220	(838)
Foreign currency transactions	(25)	4	(60)	(16)
Net realized gains (losses)	$384	$(1,176)	$1,865	$(3,668)
Changes in Unrealized Appreciation (Depreciation)
For the three and nine months ended September 30, 2022 and September 30, 2021, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investments	$(1,340)	$1,117	$(5,549)	$16,475
Foreign currency forward contracts	89	56	368	1,071
Foreign currency transactions	(22)	(1)	(25)	(2)
Net change in unrealized appreciation (depreciation)	$(1,273)	$1,172	$(5,206)	$17,544

For the three and nine months ended September 30, 2022 and September 30, 2021, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized appreciation on all investments (1)	$1,389	$3,496	$3,670	$22,874
Unrealized depreciation on all investments (1)	(2,729)	(2,379)	(9,219)	(6,399)
Total net change in unrealized appreciation (depreciation) on all investments	$(1,340)	$1,117	$(5,549)	$16,475

Unrealized appreciation on Level 3 investments only (1)	$297	$2,776	$2,343	$13,346
Unrealized depreciation on Level 3 investments only (1)	(2,319)	(692)	(4,753)	(3,402)
Total net change in unrealized (depreciation) appreciation on Level 3 investments only	$(2,022)	$2,084	$(2,410)	$9,944
_______________
(1)Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 40.91% increase in the value of their investment, or an annualized return of 4.50%, assuming reinvestment of distributions.
The table below presents returns for our shareholders for the nine months ended September 30, 2022 and September 30, 2021, and the period from commencement to September 30, 2022. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Nine Months Ended September 30,		Since Commencement
Company	Date Operations Commenced (2)	2022	2021	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(0.05)%	10.77%	40.91%	4.50%
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

Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022, we had six unfunded commitments totaling $0.7 million as compared to ten unfunded commitments totaling $3.7 million as of December 31, 2021. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$21,364	$4,556
Restricted cash (1)	—	24,648
Principal receivable	3,981	4,747
Unfunded investment commitments	(704)	(3,713)
Other net working capital (2)	(274)	(722)
Total operational liquidity	$24,367	$29,516
_______________
(1)Restricted cash consisted of demand deposits held at a major U.S. financial institution on behalf of Hamilton (see Note 7. Borrowings).
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	September 30, 2022
Liquidation of Feeder Funds' Investments:
GCIF 2016T (1)	$65,329	$65,329	$—	$—	$—
GCIF 2019 (1)	19,323	—	—	19,323	—
Total Liquidation of Feeder Funds' Investments	$84,652	$65,329	$—	$19,323	$—
_______________

(1)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of September 30, 2022. In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds on or before December 31, 2022. The Feeder Funds intend to, in turn, make liquidating distributions to their own shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their respective assets on or before December 31, 2022.
As of September 30, 2022, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Investments classified as Level 3 fair value	$53,365	$80,068
Total investments at fair value	$72,765	$124,139
Total assets	$99,213	$159,243
Percentage of investment portfolio classified as Level 3 fair value	73.3%	64.5%
Percentage of total assets classified as Level 3 fair value	53.8%	50.3%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2022 and December 31, 2021 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Fair Value of Level 3 Investments at Period End	$53,365	$102,519
Fair Value Assuming a 5% Increase in Value	56,033	107,645

Increase in unrealized appreciation	2,668	5,126
(Increase) in management fees (1)	(35)	(67)
(Increase) in performance based incentive fee (2)	(534)	(1,025)
Increase in net assets resulting from operations	$2,099	$4,034

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,775,554
Common Shares outstanding at the end of the Period	25,594,125	25,594,125

Increase in earnings per Common Share	$0.08	$0.16
Increase in net asset value per Common Share	$0.08	$0.16
_______________
(1)Increases in management fees for the periods ended September 30, 2022 and September 30, 2021 represent only nine months' worth of the change to the Master Fund's management fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, 99.8% of our debt investments (98.3% of our total investments), or $71.5 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of September 30, 2022.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	340	—	340	0.01
+100 bps	717	—	717	0.03
+150 bps	1,116	—	1,116	0.04
+200 bps	1,517	—	1,517	0.06
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2022 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of November 14, 2022, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.
From time to time, we or Guggenheim may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2022, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021.
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

Guggenheim Credit Income Fund

Date:	November 14, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ James Howley
JAMES HOWLEY
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