Form 10-K
period 2022-12-31
GUGGENHEIM CREDIT INCOME FUND
filed 2023-03-15
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The registrant has no active market for its common shares. As of December 31, 2022, non-affiliates held 708,500 of the outstanding common shares with an aggregate market value of $1.7 million based on a net asset value of $2.39 per common share.
The registrant had 25,594,125 common shares outstanding as of March 14, 2023.
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
Plan of Liquidation
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions which are outlined in the table below. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.
For the Master Fund, as of March 14, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 14, 2023	$6.55	6.89	$18.89
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Year	18	—	—
YTD Portfolio sales and repayments ($ in thousands)	$81,685	$—	$—
Cumulative Liquidating Distributions Declared through March 14, 2023 ($ in thousands)	$(167,642)	$(112,288)	$(32,798)
Percentage of December 31, 2020 NAV Declared through March 14, 2023	86.64%	86.34%	83.33%
Net Assets at beginning of Year ($ in thousands)	$157,280	$106,886	$32,183
Net Assets at end of Year ($ in thousands)	$61,273	$41,115	$12,926
Net asset value per share at end of period	$2.39	$2.52	$7.44
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
Guggenheim Investments represents the investment management businesses of Guggenheim Partners, LLC ("Guggenheim Partners") and includes Guggenheim, an SEC-registered investment adviser. Guggenheim Partners is a privately-held, global financial services firm with over 2,100 employees and more than $285 billion in assets under management* as of December 31, 2022. It produces customized solutions for its clients, which include institutions, governments and agencies, corporations, insurance companies, investment advisors, family offices and individual investors.
Guggenheim Investments manages $217+ billion** in assets across fixed income, equity and alternatives as of December 31, 2022. Its 250+ investment professionals perform research to understand market trends and identify undervalued opportunities in areas that are often complex and underfollowed. This approach to investment management has enabled Guggenheim to deliver long-term results to its clients.
Within Guggenheim Investments is the Guggenheim Corporate Credit Team, which is responsible for all corporate credit strategies and asset management of $187 billion. A unified credit platform is utilized for all strategies and is organized by industry as opposed to asset class, which increases its ability to uncover relative value opportunities and to identify and source opportunities. The scale of the platform, combined with the expertise across a wide range of industries and in-house legal resources, allows Guggenheim to be a solution provider to the market and maintain an active pipeline of investment opportunities.
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
* Assets under management are as of December 31, 2022 and include consulting services for clients whose assets are valued at approximately $73.0 billion**
** Assets under management as of December 31, 2022 include leverage of $15.2 billion. Guggenheim Investments represents the following affiliated investment management businesses of Guggenheim Partners, LLC: Guggenheim Partners Investment Management, LLC, Security Investors, LLC, Guggenheim Funds Distributors, LLC, Guggenheim Funds Investment Advisors, LLC, Guggenheim Corporate Funding, LLC, Guggenheim Partners Europe Limited, GS GAMMA Advisors, LLC, and Guggenheim Partners India Management.
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
We are generally not permitted to issue and sell our Shares at a price below net asset value per share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the then-

current net asset value of our Shares if (i) our Board of Trustees determines that such sale is in our best interests and the best interests of our shareholders and (ii) our shareholders approve such sale.
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
•Inflation has and may continue to adversely affect our business.
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
Inflation has and may continue to adversely affect our business.
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation.
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
Item 3. Legal Proceedings.
As of March 14, 2023, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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
Holders
In December 2014, CCA and an affiliate of Guggenheim each invested, or caused to be invested, $25.0 million in shares of the Master Fund (the "Seed Capital Investments"). The Shares issued by us to the providers of our Seed Capital Investments and the Shares issued by us in a series of Private Offerings possess identical characteristics, rights, priorities and preferences. No Shares have been authorized for issuance under any equity compensation plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. As of March 14, 2023, we had four record holders of our Shares consisting of the two initial shareholders that provided Seed Capital Investments and two Feeder Funds.
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
For the year ended December 31, 2022, we declared distributions totaling $3.71 per Common Share. See Note 10. Distributions for the history of distributions declared for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2022, the distributions that we paid to our shareholders were estimated to be covered by taxable income and a return of capital for federal income tax purposes . See Note 11. Taxable/Distributable Income.

Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report:

(in thousands, except per share amounts)	As of and for the Years Ended December 31,
	2022	2021	2020	2019	2018
Consolidated Statements of Operations data:
Total investment income	$8,958	$17,222	$27,957	$36,107	$34,759
Operating expenses
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	3,811	9,273	14,397	18,041	16,202
Total expenses	3,811	9,273	14,397	18,041	16,202
Net investment income	5,147	7,949	13,560	18,066	18,557
Net realized and unrealized gains (losses)	(6,200)	13,747	(6,116)	(9,766)	(6,597)
Net increase in net assets resulting from operations	$(1,053)	$21,696	$7,444	$8,300	$11,960
Per share data:
Net Asset Value per Common Share	$2.39	$6.15	$7.56	$7.78	$8.09
Net investment income per Common Share outstanding - basic and diluted	$0.20	$0.31	$0.50	$0.63	$0.64
Earnings per Common Share - basic and diluted	$(0.04)	$0.84	$0.27	$0.29	$0.41
Distributions per Common Share	$3.71	$2.26	$0.49	$0.60	$0.84
Other data:
Total investment return (1)	(1.82)%	11.55%	4.12%	3.55%	4.87%
Number of portfolio companies at year end	18	34	75	86	79
Purchases of investments	$4,321	$5,469	$61,683	$78,035	$193,429
Investment sales and paydown activity for the year	$81,685	$188,145	$139,621	$73,391	$185,325
Consolidated Statements of Assets and Liabilities data:
Total assets	$62,145	$159,243	$329,927	$384,100	$394,848
Credit facility payable, net of financing costs	$—	$—	$129,243	$170,862	$148,482
Net assets	$61,273	$157,280	$198,725	$211,197	$236,232
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
Financial and Operating Highlights
The following tables present financial and operating highlights (i) as of December 31, 2022 and December 31, 2021 and (ii) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	As of
	December 31, 2022	December 31, 2021
Total assets	$62,145	$159,243
Adjusted total assets (total assets net of payable for investments purchased)	$62,145	$159,243
Investments in portfolio companies, at fair value	$40,641	$124,139
Net assets	$61,273	$157,280
Net asset value per Common Share	$2.39	$6.15

	For the Years Ended December 31,
	2022	2021	2020
Average net assets	$115,491	$183,380	$197,248
Average borrowings	$—	$73,562	$155,907
Cost of investments purchased	$4,321	$5,469	$61,683
Sales of investments	$47,738	$68,946	$23,614
Principal payments	$33,947	$119,199	$116,007
Net investment income	$5,147	$7,949	$13,560
Net realized losses	$(178)	$(1,907)	$(2,455)
Net change in unrealized appreciation (depreciation)	$(6,022)	$15,654	$(3,661)
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Total distributions to shareholders	$94,954	$57,863	$13,381
Net investment income per Common Share - basic and diluted	$0.20	$0.31	$0.50
Earnings per Common Share - basic and diluted	$(0.04)	$0.84	$0.27
Distributions per Common Share	$3.71	$2.26	$0.49

Portfolio and Investment Activity for the Years Ended December 31, 2022 and December 31, 2021
The following table presents our new investment commitments for the years ended December 31, 2022 and December 31, 2021:

	For the Years Ended December 31,
	2022		2021
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$2,366	100.0%	$96	7.5%
Syndicated transactions	—	—%	1,179	92.5%
Total investment commitments entered during the year	$2,366	100.0%	$1,275	100.0%
The following table presents our portfolio company activity for the years ended December 31, 2022 and December 31, 2021:

	For the Years Ended December 31,
	2022	2021
Portfolio companies at beginning of year	34	75
Number of added portfolio companies	—	—
Number of exited portfolio companies	(16)	(41)
Portfolio companies at year end	18	34

Number of debt investments at year end	30	58
Number of equity/other investments at year end	3	6
The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the year ended December 31, 2022:

	Balance as of January 1, 2022	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of December 31, 2022
Senior secured loans - first lien	$102,941	$3,876	$(62,854)	$(4,935)	$39,028
Senior secured loans - second lien	17,860	445	(13,719)	(3,460)	1,126
Senior secured bonds	2,268	—	(2,525)	359	102
Total senior debt	$123,069	$4,321	$(79,098)	$(8,036)	$40,256
Equity and other	1,070	—	(2,587)	1,902	385
Total	$124,139	$4,321	$(81,685)	$(6,134)	$40,641
_______________
(1)Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022		December 31, 2021
Weighted average purchase price of debt investments (1)	89.6%		94.7%
Weighted average duration of debt investments (2)	0.03	years	0.7	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	3.1%		1.6%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.3%		0.3%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.7%		98.2%
Percent of floating rate debt investments with interest rate floors (3)	99.8%		98.2%
Weighted average interest rate floor	4.4%		0.8%
Weighted average coupon spread to base interest rate	566	bps	617	bps
3-month LIBOR	477	bps	21	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	0.3%		1.8%
Weighted average coupon rate	—%		6.8%
Weighted average years to maturity	0.8	years	1.2	years

Weighted average effective yields
Senior secured loans - first lien (4)	11.5%		8.0%
Senior secured loans - second lien (4)	16.8%		8.1%
Senior secured bonds (4)	—%		3.9%
Total debt investments (4)	11.7%		7.9%
Total investments (5)	11.7%		7.9%
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
All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 4.39% for the 1 Month LIBOR to 5.14% for the 6 Month LIBOR on December 31, 2022. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2022	$—	—%	$1,611	1.2%
2023	8,386	15.7	20,513	15.6
2024	1,853	3.5	28,066	21.4
2025	21,025	39.5	53,603	40.9
2026	21,985	41.3	27,409	20.9
Total	$53,249	100.0%	$131,202	100.0%
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
We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously monitoring our operating results, liquidity and anticipated capital requirements. As of December 31, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. Any breach of these requirements may adversely affect our access to sufficient debt and equity capital.
Results of Operations

Operating results for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2021
Total investment income	$8,958	$17,222	$27,957
Total expenses	3,811	9,273	14,397
Net investment income	5,147	7,949	13,560
Net realized losses	(178)	(1,907)	(2,455)
Net change in unrealized appreciation (depreciation)	(6,022)	15,654	(3,661)
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Investment Income
Interest and dividend income consisted of the following components for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,			Variances
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Interest income on debt securities:
Cash interest	$7,718	$15,557	$24,349	$(7,839)	$(8,792)
PIK interest	132	340	1,275	(208)	(935)
Net accretion/amortization of discounts/premiums	357	904	1,258	(547)	(354)
Total interest on debt securities	8,207	16,801	26,882	(8,594)	(10,081)
PIK dividend	179	169	742	10	(573)
Total interest and dividend income	$8,386	$16,970	$27,624	$(8,584)	$(10,654)
Average Investments at cost	$84,497	$193,681	$346,021	$(109,184)	$(152,340)
Average Income Generating Investments at cost (1)	$82,664	$186,328	$329,547	$(103,664)	$(143,219)
Income return (2)	10.1%	9.1%	8.4%
_______________
(1)Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.
(2)Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.
The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of December 31, 2022, December 31, 2021 and December 31, 2020, yield on debt investments at cost was 11.7%, 7.9% and 7.8%, respectively. PIK dividend pertains to dividends on preferred stock investments.
Our fee income is comprised of the following fee classifications and is considered non-recurring income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,			Variances
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Administrative agency fees	$10	$25	$298	$(15)	$(273)
Amendment fees and other	562	227	35	335	192
Total fee income	$572	$252	$333	$320	$(81)
Operating Expenses
Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,			Variances
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Fixed operating expenses:
Related party reimbursements (1)	$436	$352	$644	$84	$(292)
Trustees fees	293	285	311	8	(26)
Professional services fees (2)	595	740	925	(145)	(185)
Other expenses	255	237	250	18	(13)
Total fixed operating expenses	1,579	1,614	2,130	(35)	(516)

Variable operating expenses:
Interest expense (3)	—	2,880	5,749	(2,880)	(2,869)
Administrative services (4)	139	166	177	(27)	(11)
Management fee	2,047	4,526	6,247	(2,479)	(1,721)
Custody services	46	87	94	(41)	(7)
Total variable operating expenses	2,232	7,659	12,267	(5,427)	(4,608)

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$3,811	$9,273	$14,397	$(5,462)	$(5,124)
_______________
(1)Related party reimbursements increased due to an increase in resource allocation to Master Fund.
(2)Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.
(3)The composition of our interest expense for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 is reported in Note 7. Borrowings. The decrease in interest expense is primarily due to the decrease in average borrowings.
(4)Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.
The decrease in total expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in average borrowings. The decrease in total expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the decrease in interest expense associated with the Hamilton Credit Facility resulting from a decrease in average borrowings. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, total borrowing costs were —%, 3.86% and 3.63%, respectively. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, average borrowings for the period were $—, $73,562 and $155,907, respectively.

Net Realized Gains (Losses)
For the year ended December 31, 2022, we had dispositions and principal repayments of $81.7 million, resulting in net realized losses of $(0.3) million. For the year ended December 31, 2022, we had realized gains from our foreign currency forward contracts of $14 thousand primarily due the movement of the U.S. dollar against the British pound.
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
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the components of total realized gains (losses) were comprised of the following:

	For the Years Ended December 31,
	2022	2021	2020
Investments	$(335)	$(1,618)	$(2,369)
Foreign currency forward contracts	14	(287)	(258)
Foreign currency transactions	143	(2)	172
Net realized losses	$(178)	$(1,907)	$(2,455)
Changes in Unrealized Appreciation (Depreciation)
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Years Ended December 31,
	2022	2021	2020
Investments	$(6,373)	$15,167	$(2,982)
Foreign currency forward contracts	353	488	(681)
Foreign currency transactions	(2)	(1)	2
Net change in unrealized appreciation (depreciation)	$(6,022)	$15,654	$(3,661)
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Years Ended December 31,
	2022	2021	2020
Unrealized appreciation on all investments (1)	$6,095	$23,713	$48,482
Unrealized depreciation on all investments (1)	(12,468)	(8,546)	(51,464)
Total net change in unrealized appreciation (depreciation) on all investments	$(6,373)	$15,167	$(2,982)

Unrealized appreciation on Level 3 investments only (1)	$2,962	$14,066	$16,672
Unrealized depreciation on Level 3 investments only (1)	(5,950)	(3,900)	(30,986)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$(2,988)	$10,166	$(14,314)
_______________
(1)Amounts are net of any reclassification of realized gains or losses on investments.
Annual Investment Returns and Total Returns Since Commencement
Our initial investors, who each invested at $9.00 per share, have seen a cumulative 38.42% increase in the value of their investment, or an annualized return of 4.12%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, and the period from commencement to December 31, 2022. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Years Ended December 31,			Since Commencement
Company	Date Operations Commenced (2)	2022	2021	2020	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(1.82)%	11.55%	4.12%	38.42%	4.12%
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
Off-Balance Sheet Arrangements
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022, we had six unfunded commitments totaling $0.6 million as compared to ten unfunded commitments totaling $3.7 million as of December 31, 2021. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.
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
Liquidity
Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$8,956	$4,556
Restricted cash (1)	—	24,648
Principal receivable	11,499	4,747
Unfunded investment commitments	(625)	(3,713)
Other net working capital (2)	(118)	(722)
Total operational liquidity	$19,712	$29,516
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
The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	December 31, 2022
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Liquidation of Feeder Funds' Investments:
GCIF 2016T (1)	$40,846	$40,846	$—	$—	$—
GCIF 2019 (1)	12,081	12,081	—	—	—
Total Liquidation of Feeder Funds' Investments	$52,927	$52,927	$—	$—	$—
_______________
(1)The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of December 31, 2022. In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions . These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.
As of December 31, 2022, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.
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
The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022	December 31, 2021
Investments classified as Level 3 fair value	$25,636	$80,068
Total investments at fair value	$40,641	$124,139
Total assets	$62,145	$159,243
Percentage of investment portfolio classified as Level 3 fair value	63.1%	64.5%
Percentage of total assets classified as Level 3 fair value	41.3%	50.3%
The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2022 and December 31, 2021 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.
In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Fair Value of Level 3 Investments at Year End	$25,636	$80,068
Fair Value Assuming a 5% Increase in Value	26,918	84,071

Increase in unrealized appreciation	1,282	4,003
(Increase) in management fees (1)	(22)	(70)
(Increase) in performance based incentive fee (2)	(256)	(801)
Increase in net assets resulting from operations	$1,004	$3,132

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,729,824
Common Shares outstanding at the end of the Year	25,594,125	25,594,125

Increase in earnings per Common Share	$0.04	$0.12
Increase in net asset value per Common Share	$0.04	$0.12
_______________
(1)Increases in management fees for the periods ended December 31, 2022 and December 31, 2021 represent only 12 months' worth of the change to the Master Fund's management fees.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 99.7% of our debt investments (98.8% of our total investments), or $40.2 million measured at fair value, are subject to floating interest rates. Our sole credit facility is also subject to changes in its 3-Month LIBOR base interest rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for

Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.
The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of December 31, 2022.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(52)	$(52)	$—
+50 bps	216	216	0.01
+100 bps	448	448	0.02
+150 bps	691	691	0.03
+200 bps	933	933	0.04
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

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, brokers or the underlying investees, or by other appropriate auditing procedures where replies from brokers or underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
At December 31, 2022, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $25.6 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

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

New York, NY
March 14, 2023

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value (amortized cost of $48,438 and $125,563, respectively)	$40,641	$124,139
Cash and cash equivalents	8,956	4,556
Restricted cash	—	24,648
Interest and dividend income receivable	744	936
Principal receivable	11,499	4,747
Receivable from related parties	10	25
Unrealized appreciation of foreign currency forward contracts	73	—
Prepaid expenses and other assets	222	192
Total assets	$62,145	$159,243

Liabilities
Unrealized depreciation on foreign currency forward contracts	$—	$280
Accrued management fee	214	769
Payable to related parties	96	61
Accounts payable, accrued expenses and other liabilities	562	853
Total liabilities	872	1,963
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$61,273	$157,280

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	$26	$26
Paid-in-capital in excess of par value	78,102	169,019
Accumulated loss, net of distributions	(16,855)	(11,765)
Net assets	$61,273	$157,280
Net asset value per Common Share (NAV)	$2.39	$6.15

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Investment Income
Interest income	$8,075	$16,461	$25,607
PIK interest income	132	340	1,275
Dividend income	179	169	742
Fee income	572	252	333
Total investment income	8,958	17,222	27,957
Operating Expenses
Interest expense and other financing costs	—	2,880	5,749
Management fee	2,047	4,526	6,247
Administrative services	139	166	177
Custody services	46	87	94
Trustees fees	293	285	311
Related party reimbursements	436	352	644
Professional services fees	595	740	925
Other expenses	255	237	250
Total expenses	3,811	9,273	14,397
Net investment income	5,147	7,949	13,560
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(335)	(1,618)	(2,369)
Foreign currency forward contracts	14	(287)	(258)
Foreign currency transactions	143	(2)	172
Net realized losses	(178)	(1,907)	(2,455)
Net change in unrealized appreciation (depreciation) on:
Investments	(6,373)	15,167	(2,982)
Foreign currency forward contracts	353	488	(681)
Foreign currency transactions	(2)	(1)	2
Net change in unrealized appreciation (depreciation)	(6,022)	15,654	(3,661)
Net realized and unrealized gains (losses)	(6,200)	13,747	(6,116)
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.20	$0.31	$0.50
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.04)	$0.84	$0.27
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,729,824	27,139,732
Distribution per Common Share outstanding	$3.71	$2.26	$0.49

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	13,560	13,560
Net realized losses	—	—		—	(2,455)	(2,455)
Net change in unrealized depreciation	—	—		—	(3,661)	(3,661)
Net increase in net assets resulting from operations	—	—		—	7,444	7,444
Shareholder distributions:
Distributions from earnings	—	—		—	(13,381)	(13,381)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(13,381)	(13,381)
Capital share transactions:
Issuance of Common Shares	1,070,451	1		8,049	—	8,050
Repurchase of Common Shares	(1,955,367)	(2)		(14,583)	—	(14,585)
Net decrease in net assets resulting from capital share transactions	(884,916)	(1)		(6,534)	—	(6,535)
Net decrease for the year	(884,916)	(1)		(6,534)	(5,937)	(12,472)
Balance at December 31, 2020	26,272,618	$26		$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—		—	7,949	7,949
Net realized losses	—	—		—	(1,907)	(1,907)
Net change in unrealized appreciation	—	—		—	15,654	15,654
Net increase in net assets resulting from operations	—	—		—	21,696	21,696
Shareholder distributions:
Distributions from earnings	—	—		—	(8,698)	(8,698)
Distributions representing a return of capital	—	—		(49,165)	—	(49,165)
Net decrease in net assets resulting from shareholder distributions	—	—		(49,165)	(8,698)	(57,863)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(1)	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—		(5,278)	—	(5,278)
Net increase (decrease) for the year	(678,493)	—		(54,443)	12,998	(41,445)
Balance at December 31, 2021	25,594,125	$26		$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—		—	5,147	5,147
Net realized losses	—	—		—	(178)	(178)
Net change in unrealized appreciation	—	—		—	(6,022)	(6,022)
Net decrease in net assets resulting from operations	—	—		—	(1,053)	(1,053)
Shareholder distributions:
Distributions from earnings	—	—		—	(5,433)	(5,433)
Distributions representing a return of capital	—	—		(89,521)	—	(89,521)
Net decrease in net assets resulting from shareholder distributions	—	—		(89,521)	(5,433)	(94,954)
Reclassifications of permanent book-to-tax differences	—	—		(1,396)	1,396
Net decrease for the year	—	—		(90,917)	(5,090)	(96,007)
Balance at December 31, 2022	25,594,125	$26		$78,102	$(16,855)	$61,273

_______________________
(1)Amount is less than $1,000

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(217)	(413)	(1,787)
Amortization of premium/accretion of discount, net	(357)	(904)	(1,258)
Proceeds from sales of investments	47,738	68,946	23,614
Proceeds from paydowns on investments	33,947	119,199	116,007
Net receipt of settlement of derivatives	1,109	1,785	4,474
Net payment of settlement of derivatives	(1,095)	(2,072)	(4,732)
Net realized (gains) losses on derivatives	(14)	287	258
Purchases of investments	(4,321)	(5,469)	(61,683)
Net realized losses on investments	335	1,618	2,369
Net change in unrealized (appreciation) depreciation on investments	6,373	(15,167)	2,982
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(353)	(488)	681
Amortization of deferred financing costs	—	757	381
(Increase) decrease in operating assets:
Interest and dividend income receivable	192	946	740
Principal receivable	(6,752)	(3,808)	(939)
Receivable from related parties	15	14	(4)
Prepaid expenses and other assets	(30)	7	85
Increase (decrease) in operating liabilities:
Accrued management fee	(555)	261	(68)
Payable to related parties	35	(84)	(50)
Collateral payable for foreign currency forward contracts	—	—	(320)
Accounts payable, accrued expenses and other liabilities	(291)	315	(325)
Net cash provided by operating activities	74,706	187,426	87,869
Financing activities
Issuance of Common Shares	—	—	8,050
Repurchase of Common Shares	—	(5,278)	(14,585)
Credit facility borrowings	—	—	4,000
Credit facility repayments	—	(130,000)	(46,000)
Distributions paid	(94,954)	(57,863)	(13,381)
Net cash used in financing activities	(94,954)	(193,141)	(61,916)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,248)	(5,715)	25,953
Cash, cash equivalents and restricted cash, beginning of year	29,204	34,919	8,966
Cash, cash equivalents and restricted cash, end of year	$8,956	$29,204	$34,919
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	8,956	4,556	10,058
Restricted cash	—	24,648	24,341
Collateral deposits for foreign currency forward contracts	—	—	520
Total cash, cash equivalents and restricted cash	$8,956	$29,204	$34,919
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$—	$2,156	$5,340

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 65.7%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	9.98%	11/17/2023	$4,095	$4,072	$3,490	5.7%
Total Automotive							4,072	3,490	5.7%
Beverage, Food & Tobacco
Checkers Holdings Inc		Senior Secured Loans - First Lien	L+4.25%	8.99%	4/25/2024	1,110	713	910	1.5%
Total Beverage, Food & Tobacco							713	910	1.5%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	L+4.25%	8.98%	6/26/2026	965	957	944	1.5%
Total Chemicals, Plastics & Rubber							957	944	1.5%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	3,699	3,689	3,607	5.9%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	543	541	529	0.9%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.75%	11.12%	1/31/2024	442	425	426	0.7%
							4,655	4,562	7.5%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	12/19/2025	3,899	3,654	2,610	4.3%
Total Consumer Goods: Non-Durable							8,309	7,172	11.8%
Energy: Oil & Gas
Basic Energy Services Inc	(11)(13)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,520	102	0.2%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	L+8.00%	12.39%	11/23/2025	410	250	409	0.7%
Total Energy: Oil & Gas							1,770	511	0.9%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	6.91%	1/23/2025	2,281	2,279	2,228	3.6%
Total Hotel, Gaming & Leisure							2,279	2,228	3.6%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	3,555	3,520	3,271	5.3%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	1,001	991	921	1.5%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.60%	2/21/2026	138	138	127	0.2%
Polyvision Corp. (Revolver)	(9)(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.12%	8/21/2025	924	851	846	1.4%
Total Metals & Mining							5,500	5,165	8.4%
Retail
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	1,088	979	899	1.4%
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	466	261	385	0.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Save-a-Lot		Senior Secured Loans - Second Lien	S+9.50%	14.18%	12/31/2026	794	445	484	0.8%
Total Retail							1,685	1,768	2.8%
Services: Business
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	4/3/2025	1,907	1,892	1,350	2.2%

Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+6.00%	9.81%	3/2/2026	4,765	4,681	4,692	7.6%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2025	298	298	277	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	176	176	163	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	416	416	386	0.6%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/16/2026	2,780	2,746	2,580	4.2%
							3,636	3,406	5.6%

YAK Access, LLC	(11)	Senior Secured Loans - Second Lien	L+10.00%	13.64%	7/10/2026	5,000	4,805	642	1.0%
Total Services: Business							15,014	10,090	16.4%
Technology
Allvue Systems (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/6/2024	105	92	100	0.2%
Allvue Systems (Term Loan)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/4/2026	842	840	811	1.3%
							932	911	1.5%

Apptio, Inc.	(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	1/10/2025	4,900	4,873	4,882	8.0%
Apptio, Inc. (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	12/3/2024	196	176	182	0.3%
							5,049	5,064	8.3%

Wide Orbit, Inc. (Revolver)	(9)(11)(12)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(4)	—%
Total Technology							5,981	5,971	9.8%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	7.88%	7/23/2025	2,163	2,158	2,007	3.3%
Total Telecommunications							2,158	2,007	3.3%
Total Debt Investments							$48,438	$40,256	65.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Equity investments - 0.6%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	79	0.1%
Total Energy: Oil & Gas							—	79	0.1%
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		53,097	—	30	—%
Total Retail							—	30	—%

Technology
Wide Orbit (Warrants)	(11)	Equity/Other	N/A	N/A		96,480	—	276	0.5%
Total Technology							—	276	0.5%
Total Equity Investments							$—	$385	0.6%

Total Investments - 66.3%							$48,438	$40,641	66.3%

December 31, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/17/2023	$3,045	£2,457	—	$73	0.1%
					$73	0.1%
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
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Sterling Overnight Index Average ("SONIA") (denoted as "N") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2022, LIBO rates ranged between 4.39% for 1-month LIBOR to 5.14% for 6-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2022.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of December 31, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $10.3 million; the net unrealized depreciation was $9.3 million; the aggregate cost of securities for Federal income tax purposes was $50.0 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2022 (see Note 8. Commitments and Contingencies).
(10)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

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
(11)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(12)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(13)Investment was on non-accrual status as of December 31, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2022, debt investments on non-accrual status represented 3.1% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.

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
In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T
("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds
approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions . These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

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
As of December 31, 2022, Hamilton Finance LLC ("Hamilton"), a previous, wholly-owned, special purpose financing subsidiary of the Master Fund was dissolved.
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
Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of December 31, 2022, the Master Fund's cash equivalents of $9.0 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.
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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, open U.S. Federal and state income tax years include the tax years ended December 31, 2019 through December 31, 2022. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

Notes to Consolidated Financial Statements

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$41,668	$39,028	96.0%	$101,275	$102,941	82.9%
Senior secured loans - second lien	5,250	1,126	2.8	20,201	17,860	14.4
Senior secured bonds	1,520	102	0.3	4,041	2,268	1.8
Total senior debt	$48,438	$40,256	99.1%	$125,517	$123,069	99.1%
Equity and other	—	385	0.9	46	1,070	0.9
Total investments	$48,438	$40,641	100.0%	$125,563	$124,139	100.0%
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2022 and December 31, 2021, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2022			December 31, 2021
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$15,014	$10,090	24.8%	$19,255	$17,610	14.2%
Consumer Goods: Non-Durable	8,309	7,172	17.6	8,167	8,261	6.7
Technology	5,981	6,247	15.5	25,746	27,082	21.8
Metals & Mining	5,500	5,165	12.7	5,330	5,258	4.2
Automotive	4,072	3,490	8.6	11,772	12,124	9.8
Hotel, Gaming & Leisure	2,279	2,228	5.5	2,309	2,252	1.8
Telecommunications	2,158	2,007	4.9	4,660	4,595	3.7
Retail	1,685	1,798	4.4	7,417	6,779	5.5
Chemicals, Plastics & Rubber	957	944	2.3	12,880	12,946	10.4
Beverage, Food & Tobacco	713	910	2.2	737	971	0.8
Energy: Oil & Gas	1,770	590	1.5	2,431	1,249	1.0
Banking, Finance, Insurance & Real Estate	—	—	—	2,637	2,772	2.2
Capital Equipment	—	—	—	2,000	1,955	1.6
Containers, Packaging & Glass	—	—	—	6,310	6,546	5.3
Healthcare & Pharmaceuticals	—	—	—	7,974	7,844	6.3
Utilities: Electric	—	—	—	5,938	5,895	4.7
Total investments	$48,438	$40,641	100.0%	$125,563	$124,139	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2022 and December 31, 2021:

Geographic Dispersion	December 31, 2022	December 31, 2021
United States of America	100.0%	89.8%
United Kingdom	—	8.7
Canada	—	1.5
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2022 and December 31, 2021:

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 17, 2023	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,457	$3,045	$2,972	$73
Total					$3,045	$2,972	$73

December 31, 2021
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,055	$1,189	$1,201	$(12)
GBP	January 14, 2022	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£8,609	11,387	11,655	(268)
Total					$12,576	$12,856	$(280)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

		For the Years Ended December 31,
	Statement Location	2022	2021	2020
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$14	$(287)	$(258)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	353	488	(681)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$367	$201	$(939)

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2022 and December 31, 2021:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2022	JP Morgan Chase Bank, N.A.	$73	$—	$—	$73
December 31, 2021	JP Morgan Chase Bank, N.A.	$—	$(280)	$—	$(280)
Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$13,879	$25,149	$39,028
Senior secured loans - second lien	—	1,126	—	1,126
Senior secured bonds	—	—	102	102
Total senior debt	$—	$15,005	$25,251	$40,256
Equity and other	—	—	385	385
Total investments	$—	$15,005	$25,636	$40,641
Percentage	0.0%	36.9%	63.1%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$73	$—	$73

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$38,280	$64,661	$102,941
Senior secured loans - second lien	—	3,350	14,510	17,860
Senior secured bonds	—	2,268	—	2,268
Total senior debt	$—	$43,898	$79,171	$123,069
Equity and other	—	173	897	1,070
Total investments	$—	$44,071	$80,068	$124,139
Percentage	0.0%	35.5%	64.5%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(280)	$—	$(280)

Notes to Consolidated Financial Statements
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2022 and December 31, 2021:

December 31, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$24,740	Yield analysis	Yield	12.52%	1.01% - 16.04%	Decrease
Equity/Other	$79	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$276	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$25,095
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2022, the Master Fund had investments of this nature measured at fair value totaling $0.5 million.
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

Notes to Consolidated Financial Statements
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$—	$897	$80,068
Additions (1)	2,664	—	—	—	2,664
Sales and repayments (2)	(40,993)	(10,745)	(410)	(2,586)	(54,734)
Net realized gains (losses) (3)	5	(318)	5	2,540	2,232
Net change in unrealized appreciation (depreciation) on investments (4)	(1,749)	(1,155)	417	(501)	(2,988)
Net discount accretion	170	29	—	—	199
Transfers into Level 3 (5)	4,893	2,697	90	35	7,715
Transfers out of Level 3 (6)	(4,502)	(5,018)	—	—	(9,520)
Fair value balance as of December 31, 2022	$25,149	$—	$102	$385	$25,636
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2022	$(473)	$—	$309	$(152)	$(316)
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
(5)For the year ended December 31, 2022, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the year ended December 31, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Related Party (1) (2)		For the Years Ended December 31,
	Source Agreement & Description	2022	2021	2020
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$2,047	$4,526	$6,247
Guggenheim	Administrative Services Agreement - expense reimbursement	436	352	644
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	10	25	35
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
(2)As of December 31, 2022, December 31, 2021 and December 31, 2020, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Notes to Consolidated Financial Statements
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2022, management believes that the risk of incurring any losses for such indemnifications is remote.
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
On November 29, 2021, Hamilton repaid in full all outstanding amounts due in connection with, and terminated all commitments under, the Hamilton Credit Facility. On September 30, 2022, Hamilton was dissolved.
The components of the Master Fund's interest expense and other financing costs for years ended December 31, 2022, December 31, 2021 and December 31, 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Stated interest expense	$—	$1,999	$5,182
Unused/undrawn fees	—	124	186
Amortization of deferred financing costs	—	757	381
Total interest expense and other financing costs	$—	$2,880	$5,749
Average borrowings	$—	$73,562	$155,907

Weighted average interest rate (1)	—%	2.85%	3.39%
Amortized financing costs	—%	1.01%	0.24%
Total borrowing cost	—%	3.86%	3.63%
_______________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements
Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2022 and December 31, 2021, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2022		December 31, 2021
Aceto Chemical (Revolver)	$—		$800
Alexander Mann Solutions (Revolver) (2)	—		446
Allvue Systems (Revolver)	26		3
Apptio, Inc. (Revolver)	131		196
Galls LLC (Revolver)	170		268
Hersha Hospitality Management (Delayed Draw)	—		1,106
Polyvision Corp. (Revolver)	5		189
PSI Services LLC (Revolver)	—	(3)	—	(3)
Seal For Life Industries US LLC (Revolver)	—		412
Wide Orbit (Revolver)	293		293
Total Unfunded Commitments	$625		$3,713
_______________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the December 31, 2022 and December 31, 2021 exchange rates, respectively.
(3)Amount is less than $1,000.

Notes to Consolidated Financial Statements
Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2022, December 31, 2021, December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$6.15	$7.56	$7.78	$8.09	$8.52
Net investment income (1)	0.20	0.31	0.50	0.63	0.64
Net realized gains (losses) (1)	(0.01)	(0.07)	(0.09)	(0.25)	0.24
Net change in unrealized appreciation (depreciation) (2)	(0.24)	0.61	(0.14)	(0.09)	(0.47)
Net increase (decrease) resulting from operations	(0.05)	0.85	0.27	0.29	0.41
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.20)	(0.33)	(0.49)	(0.59)	(0.63)
Distributions from realized gains	—	—	—	(0.01)	(0.21)
Distribution in excess of net investment income	(3.51)	(1.93)	—	—	—
Net decrease resulting from distributions	(3.71)	(2.26)	(0.49)	(0.60)	(0.84)
Net asset value, end of year	$2.39	$6.15	$7.56	$7.78	$8.09

INVESTMENT RETURNS
Total investment return (4)	(1.82)%	11.55%	4.12%	3.55%	4.87%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$61,273	$157,280	$198,725	$211,197	$236,232
Average net assets (5)	$115,491	$183,380	$197,248	$229,144	$247,249
Common Shares outstanding, end of year	25,594,125	25,594,125	26,272,618	27,157,534	29,195,002
Weighted average Common Shares outstanding	25,594,125	25,729,824	27,139,732	28,730,579	29,163,651

Ratios-to-average net assets: (5)
Total expenses	3.30%	5.06%	7.3%	7.87%	6.55%
Net investment income	4.46%	4.34%	6.87%	7.88%	7.51%

Average outstanding borrowings (5)	$—	$73,562	$155,907	$160,312	$150,000
Portfolio turnover rate (5) (6)	5%	2%	19%	20%	49%
Asset coverage ratio (7)	—	—	2.53	2.23	2.57
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
(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire year; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2022, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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

Notes to Consolidated Financial Statements
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
May 18	May 20	0.78000	0.78000	19,963
August 22	August 24	0.78000	0.78000	19,963
October 25	October 28	0.78000	0.78000	19,963
December 19	December 20	0.59000	0.59000	15,101
			$3.71000	$94,954

For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
August 2	August 4	0.98000	0.98000	25,083
November 1	November 3	0.20000	0.20000	5,116
			$2.25821	$57,863

For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
July 6, 13, 20, 27, August 3	August 4	0.00950	0.04750	1,285
August 10, 17, 24, 31	September 2	0.01000	0.04000	1,089
September 7, 14, 21, 28	October 1	0.00980	0.03920	1,063
October 5, 12, 19, 26, November 2	November 3	0.00850	0.04250	1,148
November 9, 16, 23, 30	December 2	0.00561	0.02244	606
December 23	December 24	0.01903	0.01903	500
			$0.49267	$13,381
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

Notes to Consolidated Financial Statements
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2022	2021	2020
Paid in capital in excess of par value	$(1,395)	$—	$—
Undistributed net investment income	(453)	960	(2,650)
Accumulated realized gains (losses)	1,848	(960)	2,650
Total	$—	$—	$—
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(1,053)	$21,696	$7,444
Net realized losses	178	1,907	2,455
Net change in unrealized (appreciation) depreciation	6,022	(15,654)	3,661
Other book-tax difference	286	52	(186)
Total taxable income and gains available for distributions	$5,433	$8,001	$13,374
The Master Fund did not incur U.S. federal excise tax for the calendar years ended December 31, 2021 and December 31, 2020 and the Master Fund does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2022. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2022	2021	2020
Ordinary income (including short-term capital gains)	$5,433	$8,698	$13,381
Return of Capital Distribution	89,521	49,165	—
Total distributions	$94,954	$57,863	$13,381
Distributions as a percentage of taxable income and gains available for distributions (1)	1,748%	723%	100%
____________________
(1)     The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.
As of December 31, 2022 and December 31, 2021, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2022	2021
Undistributed capital losses	$(7,404)	$(9,138)
Unrealized loss	(9,330)	(2,491)
Other temporary adjustments	(121)	(137)
Total accumulated (loss), net	$(16,855)	$(11,766)
Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2022, the Master Fund incurred $(7,396) of long-term capital losses and $(8) of short-term capital losses.
Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 are presented below:

Notes to Consolidated Financial Statements

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$1,759	$1,925	$2,119	$3,155
Net investment income	1,194	922	979	2,052
Net realized and unrealized gains (losses)	(2,859)	(889)	(2,893)	441
Net increase (decrease) in net assets resulting from operations	(1,665)	33	(1,914)	2,493
Net assets	61,273	98,002	117,932	139,809
Total investment income per Common Share - basic and diluted	0.07	0.08	0.08	0.12
Net investment income per Common Share - basic and diluted	0.05	0.04	0.04	0.08
Earnings (loss) per Common Share - basic and diluted	(0.07)	—	(0.07)	0.10
Net asset value per Common Share at end of quarter	2.39	3.83	4.61	5.46

	As of and for the three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$2,890	$3,808	$5,380	$5,144
Net investment income	1,225	1,688	2,790	2,246
Net realized and unrealized gains (losses)	(129)	(4)	6,184	7,696
Net increase in net assets resulting from operations	1,096	1,684	8,974	9,942
Net assets	157,280	161,300	184,699	200,808
Total investment income per Common Share - basic and diluted	0.11	0.15	0.21	0.20
Net investment income per Common Share - basic and diluted	0.05	0.07	0.11	0.09
Earnings per Common Share - basic and diluted	0.04	0.07	0.35	0.38
Net asset value per Common Share at end of quarter	6.15	6.30	7.22	7.85

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,952	$6,696	$7,196	$8,113
Net investment income	2,640	3,306	3,615	3,999
Net realized and unrealized gains (losses)	7,561	6,380	13,732	(33,789)
Net increase (decrease) in net assets resulting from operations	10,201	9,686	17,347	(29,790)
Net assets	198,725	196,382	188,731	176,846
Total investment income per Common Share - basic and diluted	0.22	0.25	0.27	0.29
Net investment income per Common Share - basic and diluted	0.10	0.12	0.13	0.15
Earnings (loss) per Common Share - basic and diluted	0.38	0.36	0.64	(1.08)
Net asset value per Common Share at end of quarter	7.56	7.27	7.04	6.53

Note 13. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements except for the events below.
On March 13, 2023, the Master Fund announced that John Palmer tendered his resignation as President of the Master Fund to pursue other opportunities effective as of March 31, 2023. Mr. Palmer’s decision to resign is not the result of any disagreement with the Master Fund, its advisor or their affiliates regarding their operations, policies, practices or otherwise.
On March 13, 2023, the Board of Trustees appointed Matthew Bloom as President of the Master Fund effective as of March 31, 2023. Mr. Bloom will continue to hold the positions of Chairman of the Board of Trustees and Chief Executive Officer of the Master Fund.

Notes to Consolidated Financial Statements
Mr. Bloom is a Senior Managing Director and Head of Research for Guggenheim’s Corporate Credit Group, and has been with Guggenheim Partners since 2006. He is also a member of the Investment Committee overseeing Guggenheim’s corporate credit investing activities and serves as Chairman and CEO of Guggenheim Credit Income Fund. During his career at the firm, Mr. Bloom has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing in the Consumer, Financial, Food, Gaming, Industrials, Retail, Services & Transportation sectors. In addition, in his capacity as a senior analyst and as a team leader, Mr. Bloom has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Bloom worked as an attorney at Skadden, Arps, Slate, Meagher & Flom in the Mergers & Acquisitions and Banking & Institutional Investing groups. Mr. Bloom received his B.S. from University of Florida and his J.D. from Columbia University School of Law.
On March 13, 2023 the Board of Trustees approved the Master Fund’s liquidating distribution of $0.68 per share of common shares. The distribution will be recorded on March 20, 2023 and paid in cash to the investors on March 21, 2023.

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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2022 at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2022, our internal control over financial reporting is effective based on those criteria.
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

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Feeder Funds’ Board of Trustees where they have overall responsibility for overseeing each of the Feeder Funds’ management and operations. As of December 31, 2022, the master fund/feeder fund complex consisted of the Master Fund, GCIF 2019 and GCIF 2016T (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 45	Chief Executive Officer and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 74	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 40	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).	GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present).
Peter E. Roth, 64	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present)
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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 45	Chief Executive Officer and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
James Howley, 51	Chief Financial Officer and Treasurer	Appointed 2022	Chief Financial Officer, Chief Accounting Officer, Treasurer, Guggenheim Partners (2022-present); Asset Treasurer (2004-2022).	None
Amy J. Lee, 61	Secretary and Chief Legal Officer	Appointed 2018
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
Guggenheim Fund Complex (2)(2018-present)
John V. Palmer, 38	President	Appointed 2015	Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).
None
Brian E. Binder, 51	Senior Vice President	Appointed 2018
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
Joanna M. Catalucci, 56	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Master Fund believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2022.
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
In fiscal year 2022, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of co-investment transaction resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman is compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2022; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2022
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$93,000
Eric Rosenblatt	93,000
Peter E. Roth	103,000
$289,000
In fiscal year 2023, there were no changes to the compensation schedule for each Independent Trustee.
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

Name of Beneficial Owner (1)	Number	Percentage of current ownership(2)
Beneficial Owners of More Than 5%:(2)
IDF III, LLC; 227 West Monroe St., Chicago, IL 60606	2,777,778	10.85%

Feeder Funds: (3)
Guggenheim Credit Income Fund 2019	5,046,351	19.71%
Guggenheim Credit Income Fund 2016 T	17,061,497	66.66%

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (4)	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
James Howley, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Brian Binder, Senior Vice President	—	—%
John V. Palmer, President	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (9 persons):	—	—%
_______________________
(1)    Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)    Based on a total of 25,594,125 Shares issued and outstanding as of March 14, 2023.
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
During 2022 and 2021, we incurred $2.0 million and $4.5 million in management fees, respectively, which were payable to Guggenheim.
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
During 2022 and 2021, $0.4 million and $0.4 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.

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
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") for professional services performed for the Master Fund's fiscal years ended December 31, 2022 and December 31, 2021, respectively.

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2022	$371,692	$19,169
2021	$371,992	$17,425

The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our affiliated Feeder Funds in fiscal years ended December 31, 2022 and December 31, 2021.

	GCIF 2016T	GCIF 2019
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2022	$8,173	$8,173
2021	$7,430	$7,430
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
All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2022 and December 31, 2021 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

Guggenheim Credit Income Fund

Date:	March 14, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2023	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Bloom		March 14, 2023
MATTHEW S. BLOOM	Chief Executive Officer
(Principal Executive Officer)
/s/ James Howley		March 14, 2023
JAMES HOWLEY	Chief Financial Officer
(Principal Financial Officer)
/s/ Marc S. Goodman		March 14, 2023
Marc S. Goodman	Trustee

/s/ Eric Rosenblatt		March 14, 2023
Eric Rosenblatt	Trustee

/s/ Peter E. Roth		March 14, 2023
Peter E. Roth	Trustee