Form 10-Q
period 2023-03-31
GUGGENHEIM CREDIT INCOME FUND
filed 2023-05-15
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01117

GUGGENHEIM CREDIT INCOME FUND

(Exact name of registrant as specified in its charter)

Delaware	47-2039472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 739-0700

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[ ]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [  ]    No  [X]

The registrant had 25,594,125 common shares outstanding as of May 15, 2023.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Investments at fair value (amortized cost of $41,941 and $48,438, respectively)	$34,249	$40,641
Cash and cash equivalents	11,484	8,956
Interest and dividend income receivable	589	744
Principal receivable	—	11,499
Receivable from related parties	2	10
Unrealized appreciation of foreign currency forward contracts	—	73
Prepaid expenses and other assets	156	222
Total assets	$46,480	$62,145

Liabilities
Unrealized depreciation on foreign currency forward contracts	5	—
Principal payable	1,552	—
Accrued management fee	$163	$214
Payable to related parties	102	96
Accounts payable, accrued expenses and other liabilities	387	562
Total liabilities	2,209	872
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$44,271	$61,273

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$26	$26
Paid-in-capital in excess of par value	61,126	78,102
Accumulated loss, net of distributions	(16,881)	(16,855)
Net assets	$44,271	$61,273
Net asset value per Common Share (NAV)	$1.73	$2.39

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Investment Income
Interest income	$896	$2,345
PIK interest income	8	79
Dividend income	—	179
Fee income	17	552
Total investment income	921	3,155
Operating Expenses
Management fee	255	648
Administrative services	(13)	42
Custody services	10	21
Trustees fees	68	70
Related party reimbursements	102	60
Professional services fees	61	191
Other expenses	69	71
Total expenses	552	1,103
Net investment income	369	2,052
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(74)	629
Foreign currency forward contracts	111	(125)
Foreign currency transactions	(36)	(34)
Net realized gains	1	470
Net change in unrealized appreciation (depreciation) on:
Investments	106	(281)
Foreign currency forward contracts	(78)	254
Foreign currency transactions	4	(2)
Net change in unrealized appreciation (depreciation)	32	(29)
Net realized and unrealized gains	33	441
Net increase in net assets resulting from operations	$402	$2,493
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.01	$0.08
Earnings per Common Share outstanding - basic and diluted	$0.02	$0.10
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,594,125
Distribution per Common Share outstanding	$0.68	$0.78

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2022	25,594,125	$26	$78,102	$(16,855)	$61,273
Operations:
Net investment income	—	—	—	369	369
Net realized gain	—	—	—	1	1
Net change in unrealized appreciation	—	—	—	32	32
Net increase in net assets resulting from operations	—	—	—	402	402
Shareholder distributions:
Distributions from earnings	—	—		(428)	(428)
Distributions representing a return of capital	—	—	(16,976)		(16,976)
Net decrease in net assets resulting from shareholder distributions	—	—	(16,976)	(428)	(17,404)
Net decrease for the period	—	—	(16,976)	(26)	(17,002)
Balance at March 31, 2023	25,594,125	$26	$61,126	$(16,881)	$44,271

	Common Shares		Paid-in-Capital in Excess of	Accumulated Earnings (Loss), net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2021	25,594,125	$26	$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—	—	2,052	2,052
Net realized gains	—	—	—	470	470
Net change in unrealized depreciation	—	—	—	(29)	(29)
Net increase in net assets resulting from operations	—	—	—	2,493	2,493
Shareholder distributions:
Distributions from earnings	—	—	—	(2,186)	(2,186)
Distributions representing a return of capital	—	—	(17,778)	—	(17,778)
Net decrease in net assets resulting from shareholder distributions	—	—	(17,778)	(2,186)	(19,964)
Net increase (decrease) for the period	—	—	(17,778)	307	(17,471)
Balance at March 31, 2022	25,594,125	$26	$151,241	$(11,458)	$139,809

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net increase in net assets resulting from operations	$402	$2,493
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(8)	(165)
Amortization of premium/accretion of discount, net	(51)	(159)
Proceeds from sales of investments	11,123	7,718
Proceeds from paydowns on investments	267	9,584
Net receipt of settlement of derivatives	115	373
Net payment of settlement of derivatives	(4)	(498)
Net realized (gains) losses on derivatives	(111)	125
Purchases of investments	(4,905)	(1,242)
Net realized (gains) losses on investments	73	(629)
Net change in unrealized (appreciation) depreciation on investments	(106)	281
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	78	(254)
(Increase) decrease in operating assets:
Interest and dividend income receivable	154	(7)
Principal receivable	11,499	4,636
Principal payable	1,552	—
Receivable from related parties	8	22
Prepaid expenses and other assets	66	(325)
Increase (decrease) in operating liabilities:
Accrued management fee	(51)	(358)
Payable to related parties	6	(1)
Accounts payable, accrued expenses and other liabilities	(175)	331
Net cash provided by operating activities	19,932	21,925
Financing activities
Distributions paid	(17,404)	(19,964)
Net cash used in financing activities	(17,404)	(19,964)
Net increase in cash, cash equivalents and restricted cash	2,528	1,961
Cash, cash equivalents and restricted cash, beginning of year	8,956	29,204
Cash, cash equivalents and restricted cash, end of period	$11,484	$31,165
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	11,484	18,781
Restricted cash	—	12,384
Total cash, cash equivalents and restricted cash	$11,484	$31,165

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 76.4%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	10.09%	11/17/2023	$4,084	$4,069	$3,255	7.4%
Total Automotive							4,069	3,255	7.4%
Beverage, Food & Tobacco
Checkers Holdings Inc		Senior Secured Loans - First Lien	P+3.25%	11.25%	4/25/2024	1,110	713	876	2.0%
Total Beverage, Food & Tobacco							713	876	2.0%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.25%	9.30%	6/26/2026	963	955	943	2.1%
Total Chemicals, Plastics & Rubber							955	943	2.1%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.58%	1/31/2025	3,695	3,685	3,602	8.1%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.58%	1/31/2025	542	540	528	1.2%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+6.85%	11.58%	1/31/2024	494	481	478	1.1%
							4,706	4,608	10.4%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	L+4.50%	9.24%	12/19/2025	3,889	3,665	2,422	5.5%
Total Consumer Goods: Non-Durable							8,371	7,030	15.9%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,458	43	0.1%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	L+8.00%	12.85%	11/23/2025	412	261	411	0.9%
Total Energy: Oil & Gas							1,719	454	1.0%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.77%	2/21/2026	3,555	3,520	3,271	7.4%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.77%	2/21/2026	1,001	991	921	2.1%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.60%	2/21/2026	138	138	127	0.3%
Polyvision Corp. (Revolver)	(9)(10)(11)	Senior Secured Loans - First Lien	L+8.50%	13.70%	8/21/2025	926	851	846	1.9%
Total Metals & Mining							5,500	5,165	11.7%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	12.21%	6/30/2026	1,039	935	1,005	2.3%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	12.21%	6/30/2026	466	261	434	1.0%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+9.50%	14.46%	12/31/2026	794	445	543	1.2%
Total Retail							1,641	1,982	4.5%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Services: Business
Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+4.75%	9.52%	3/2/2026	4,752	4,669	4,686	10.6%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.58%	10/4/2025	298	298	277	0.6%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.58%	10/4/2026	175	175	162	0.4%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.58%	10/4/2026	415	415	385	0.9%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	L+5.75%	10.58%	10/16/2026	2,773	2,739	2,573	5.8%
							3,627	3,397	7.7%

Total Services: Business							8,296	8,083	18.3%
Technology
Allvue Systems (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.91%	9/6/2024	53	40	45	0.1%
Allvue Systems (Term Loan)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.91%	9/4/2026	840	838	792	1.8%
							878	837	1.9%

Apptio, Inc. (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.00%	10.20%	12/3/2024	294	274	282	0.6%
Apptio, Inc.	(11)	Senior Secured Loans - First Lien	L+5.00%	10.20%	1/10/2025	4,900	4,876	4,884	11.0%
							5,150	5,166	11.6%

Total Technology							6,028	6,003	13.5%
Total Debt Investments							$37,292	$33,791	76.4%
Equity investments - 1.0%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	33	0.1%
Total Energy: Oil & Gas							—	33	0.1%
Retail
Save-a-Lot		Equity/Other	N/A	N/A		53,097	—	30	—%
Total Retail							—	30	—%

Service: Businesses
YAK BLOCKER 2 LLC SERIES A	(11)	Equity/Other	N/A	N/A		422,178	2,514	209	0.5%
YAK BLOCKER 2 LLC SERIES B-1	(11)	Equity/Other	N/A	N/A		1,130,232	1,923	168	0.4%
YAK BLOCKER 2 LLC SERIES B-2	(11)	Equity/Other	N/A	N/A		120,558	205	18	—%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	4	—	—%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	3	—	—%
Total Service: Businesses							4,649	395	0.9%
Total Equity Investments							$4,649	$458	1.0%

Total Investments - 77.4%							$41,941	$34,249	77.4%

March 31, 2023 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	4/17/2023	$362	£297	—	$(5)	—%
					$(5)	—%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBOR rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Sterling Overnight Index Average ("SONIA") (denoted as "N") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of March 31, 2023, LIBOR rates ranged between 4.86% for 1-month LIBOR to 5.31% for 6-month LIBOR and the SOFR rates ranged between 4.09% for 6-month SOFR to 4.63% for 1-month SOFR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2023.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of March 31, 2023, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $0.8 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $10.1 million; the net unrealized depreciation was $9.3 million; the aggregate cost of securities for Federal income tax purposes was $43.5 million.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2023 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+8.50%	1.00%	L+7.50%	The Portfolio Company may elect PIK up to 1.00%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(13)	Investment was on non-accrual status as of March 31, 2023, meaning that the Master Fund has ceased recognizing interest income on these investments. As of March 31, 2023, debt investments on non-accrual status represented 3.9% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 65.7%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	9.98%	11/17/2023	$4,095	$4,072	$3,490	5.7%
Total Automotive							4,072	3,490	5.7%
Beverage, Food & Tobacco
Checkers Holdings Inc		Senior Secured Loans - First Lien	L+4.25%	8.99%	4/25/2024	1,110	713	910	1.5%
Total Beverage, Food & Tobacco							713	910	1.5%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	L+4.25%	8.98%	6/26/2026	965	957	944	1.5%
Total Chemicals, Plastics & Rubber							957	944	1.5%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	3,699	3,689	3,607	5.9%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	543	541	529	0.9%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.75%	11.12%	1/31/2024	442	425	426	0.7%
							4,655	4,562	7.5%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	12/19/2025	3,899	3,654	2,610	4.3%
Total Consumer Goods: Non-Durable							8,309	7,172	11.8%
Energy: Oil & Gas
Basic Energy Services Inc	(11)(13)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,520	102	0.2%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	L+8.00%	12.39%	11/23/2025	410	250	409	0.7%
Total Energy: Oil & Gas							1,770	511	0.9%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	6.91%	1/23/2025	2,281	2,279	2,228	3.6%
Total Hotel, Gaming & Leisure							2,279	2,228	3.6%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	3,555	3,520	3,271	5.3%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	1,001	991	921	1.5%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.60%	2/21/2026	138	138	127	0.2%
Polyvision Corp. (Revolver)	(9)(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.12%	8/21/2025	924	851	846	1.4%
Total Metals & Mining							5,500	5,165	8.4%
Retail
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	1,088	979	899	1.4%
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	466	261	385	0.6%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

Save-a-Lot		Senior Secured Loans - Second Lien	S+9.50%	14.18%	12/31/2026	794	445	484	0.8%
Total Retail							1,685	1,768	2.8%
Services: Business
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	4/3/2025	1,907	1,892	1,350	2.2%

Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+6.00%	9.81%	3/2/2026	4,765	4,681	4,692	7.6%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2025	298	298	277	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	176	176	163	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	416	416	386	0.6%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/16/2026	2,780	2,746	2,580	4.2%
							3,636	3,406	5.6%

YAK Access, LLC	(11)	Senior Secured Loans - Second Lien	L+10.00%	13.64%	7/10/2026	5,000	4,805	642	1.0%
Total Services: Business							15,014	10,090	16.4%
Technology
Allvue Systems (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/6/2024	105	92	100	0.2%
Allvue Systems (Term Loan)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/4/2026	842	840	811	1.3%
							932	911	1.5%

Apptio, Inc.	(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	1/10/2025	4,900	4,873	4,882	8.0%
Apptio, Inc. (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	12/3/2024	196	176	182	0.3%
							5,049	5,064	8.3%

Wide Orbit, Inc. (Revolver)	(9)(11)(12)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(4)	—%
Total Technology							5,981	5,971	9.8%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	7.88%	7/23/2025	2,163	2,158	2,007	3.3%
Total Telecommunications							2,158	2,007	3.3%
Total Debt Investments							$48,438	$40,256	65.7%
Equity investments - 0.6%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	79	0.1%
Total Energy: Oil & Gas							—	79	0.1%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A	53,097	—	30	—%
Total Retail						—	30	—%

Technology
Wide Orbit (Warrants)	(11)	Equity/Other	N/A	N/A	96,480	—	276	0.5%
Total Technology						—	276	0.5%
Total Equity Investments						$—	$385	0.6%

Total Investments - 66.3%						$48,438	$40,641	66.3%

December 31, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/17/2023	$3,045	£2,457	—	$73	0.1%
					$73	0.1%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBOR rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Sterling Overnight Index Average ("SONIA") (denoted as "N") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2022, LIBOR rates ranged between 4.39% for 1-month LIBOR to 5.14% for 6-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2022.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of December 31, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $10.3 million; the net unrealized depreciation was $9.3 million; the aggregate cost of securities for Federal income tax purposes was $50.0 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2022 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(13)	Investment was on non-accrual status as of December 31, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2022, debt investments on non-accrual status represented 3.1% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.

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

In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T ("GCIF 2016T") and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

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

On September 30, 2022, Hamilton Finance LLC ("Hamilton"), a previous, wholly-owned, special purpose financing subsidiary of the Master Fund was dissolved.

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

Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of March 31, 2023, the Master Fund's cash equivalents of $11.5 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees. Pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Board of Trustees has designated the Advisor as the valuation designee to perform fair valuation determinations for the Master Fund with respect to all Fund investments and/or other assets. The Advisor conducts a fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.

The U.S. Securities and Exchange Commission (the “SEC”) adopted Rule 2a-5 which establishes requirements for determining fair value in good faith and became effective September 8, 2022. Rule 2a-5 also defines when “readily available market quotations” for purposes of the 1940 Act and establishes requirements for determining whether a fund must fair value a security in good faith.

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

The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2023, open U.S. Federal and state income tax years include the tax years ended December 31, 2019 through December 31, 2022. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Consolidated Financial Statements (UNAUDITED)

Note 3. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$35,834	$33,748	98.5%	$41,668	$39,028	96.0%
Senior secured loans - second lien	—	—	—	5,250	1,126	2.8
Senior secured bonds	1,458	43	0.1	1,520	102	0.3
Total senior debt	$37,292	$33,791	98.6%	$48,438	$40,256	99.1%
Equity and other	4,649	458	1.4	—	385	0.9
Total investments	$41,941	$34,249	100.0%	$48,438	$40,641	100.0%

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2023 and December 31, 2022, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2023			December 31, 2022
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$12,945	$8,478	24.7%	$15,014	$10,090	24.8%
Consumer Goods: Non-Durable	8,371	7,030	20.5	8,309	7,172	17.6
Technology	6,028	6,003	17.5	5,981	6,247	15.5
Metals & Mining	5,500	5,165	15.1	5,500	5,165	12.7
Automotive	4,069	3,255	9.5	4,072	3,490	8.6
Retail	1,641	2,012	5.9	1,685	1,798	4.4
Chemicals, Plastics & Rubber	955	943	2.8	957	944	2.3
Beverage, Food & Tobacco	713	876	2.6	713	910	2.2
Energy: Oil & Gas	1,719	487	1.4	1,770	590	1.5
Hotel, Gaming & Leisure	—	—	—	2,279	2,228	5.5
Telecommunications	—	—	—	2,158	2,007	4.9
Total investments	$41,941	$34,249	100.0%	$48,438	$40,641	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of March 31, 2023 and December 31, 2022:

Geographic Dispersion	March 31, 2023	December 31, 2022
United States of America	100.0%	100.0%
Total investments	100.0%	100.0%

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

The following tables present the Master Fund's open foreign currency forward contracts as of March 31, 2023 and December 31, 2022:

March 31, 2023
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	April 17, 2023	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£297	$362	$367	$(5)
Total					$362	$367	$(5)

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 17, 2023	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,457	$3,045	$2,972	$73
Total					$3,045	$2,972	$73

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three months ended March 31, 2023 and March 31, 2022:

		For the Three Months Ended March 31,
	Statement Location	2023	2022
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$111	$(125)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(78)	254
Net realized and unrealized gains on foreign currency forward contracts		$33	$129

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

Notes to Consolidated Financial Statements (UNAUDITED)

The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of March 31, 2023 and December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
March 31, 2023	JP Morgan Chase Bank, N.A.	$—	$(5)	$—	$(5)
December 31, 2022	JP Morgan Chase Bank, N.A.	$73	$—	$—	$73

Note 5. Fair Value of Financial Instruments

The following tables present the segmentation of the investment portfolio at fair value, as of March 31, 2023 and December 31, 2022, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$6,553	$27,195	$33,748
Senior secured loans - second lien	—	—	—	—
Senior secured bonds	—	43	—	43
Total senior debt	$—	$6,596	$27,195	$33,791
Equity and other	—	30	428	458
Total investments	$—	$6,626	$27,623	$34,249
Percentage	0.0%	19.3%	80.7%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(5)	$—	$(5)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$13,879	$25,149	$39,028
Senior secured loans - second lien	—	1,126	—	1,126
Senior secured bonds	—	—	102	102
Total senior debt	$—	$15,005	$25,251	$40,256
Equity and other	—	—	385	385
Total investments	$—	$15,005	$25,636	$40,641
Percentage	0.0%	36.9%	63.1%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$73	$—	$73

Notes to Consolidated Financial Statements (UNAUDITED)

Significant Level 3 Unobservable Inputs

The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2023 and December 31, 2022:

March 31, 2023
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$25,992	Yield analysis	Yield	13.23%	9.07% - 27.35%	Decrease
Equity/Other	$33	Market comparable	Cash Flow Multiple	3.2x	3.2x	Increase
		Market comparable	Oil production multiple (5)	26187x	26187x	Increase
		Market comparable	Oil reserve multiple (6)	11x	11x	Increase
	$395	Discounted cash flow	Discount Rate	17.63%	17.63%	Decrease
Total	$26,420

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2023, the Master Fund had investments of this nature measured at fair value totaling $1.2 million.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

December 31, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$24,740	Yield analysis	Yield	12.52%	1.01% - 16.04%	Decrease
Equity/Other	$79	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$276	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$25,095

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

Notes to Consolidated Financial Statements (UNAUDITED)

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2022, the Master Fund had investments of this nature measured at fair value totaling $0.5 million.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2023	$25,149	$—	$102	$385	$25,636
Additions (1)	264	—	—	4,650	4,914
Sales and repayments (2)	(244)	—	—	(317)	(561)
Net realized gains (3)	5	—	—	317	322
Net change in unrealized appreciation (depreciation) on investments (4)	235	—	—	(4,577)	(4,342)
Net discount accretion	18	—	—	—	18
Transfers into Level 3 (5)	1,768	—	—	—	1,768
Transfers out of Level 3 (6)	—	—	(102)	(30)	(132)
Fair value balance as of March 31, 2023	$27,195	$—	$—	$428	$27,623
Change in net unrealized appreciation (depreciation) on investments held as of March 31, 2023	$232	$—	$—	$(4,301)	$(4,069)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the three months ended March 31, 2023, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation or to a market or income approach based model.

(6)	For the three months ended March 31, 2023, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements (UNAUDITED)

	For the Three Months Ended March 31, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$897	$80,068
Additions (1)	1,224	—	—	1,224
Sales and repayments (2)	(16,648)	—	(2)	(16,650)
Net realized gains (losses) (3)	635	—	(14)	621
Net change in unrealized appreciation (depreciation) on investments (4)	(1,030)	(25)	1,441	386
Net discount accretion	51	8	—	59
Transfers out of Level 3 (5)	—	(1,055)	—	(1,055)
Fair value balance as of March 31, 2022	$48,893	$13,438	$2,322	$64,653
Change in net unrealized appreciation on investments held as of March 31, 2022	$(156)	$(25)	$1,431	$1,250

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (loss) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the three months ended March 31, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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

Notes to Consolidated Financial Statements (UNAUDITED)

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2023 and March 31, 2022:

Notes to Consolidated Financial Statements (UNAUDITED)

Related		For the Three Months Ended March 31,
Party (1) (2)	Source Agreement & Description	2023	2022
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$255	$648
Guggenheim	Administrative Services Agreement - expense reimbursement	102	60
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	2	3

(1)	Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

(2)	As of March 31, 2023 and March 31, 2022, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Co-Investment Transactions Exemptive Relief

The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.

Indemnification

The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of March 31, 2023 and December 31, 2022, management believes that the risk of incurring any losses for such indemnifications is remote.

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

Note 8. Commitments and Contingencies

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2023 and December 31, 2022, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	March 31, 2023		December 31, 2022
Allvue Systems (Revolver)	79		26
Apptio, Inc. (Revolver)	33		131
Galls LLC (Revolver)	118		170
Polyvision Corp. (Revolver)	3		5
PSI Services LLC (Revolver)	—	(2)	—	(2)
Wide Orbit (Revolver)	—		293
Total Unfunded Commitments	$233		$625

Notes to Consolidated Financial Statements (UNAUDITED)

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	Amount is less than $1,000.

Note 9. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023	2022
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$2.39	$6.15
Net investment income (1)	0.01	0.08
Net realized gains (1)	—	0.02
Net change in unrealized appreciation (depreciation) (2)	0.01	(0.01)
Net increase resulting from operations	0.02	0.09
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.02)	(0.09)
Distributions representing return of capital	(0.66)	(0.69)
Net decrease resulting from distributions	(0.68)	(0.78)
Net asset value, end of period	$1.73	$5.46

INVESTMENT RETURNS
Total investment return (4)	0.66%	1.63%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$44,271	$139,809
Average net assets (5)	$57,242	$148,879
Common Shares outstanding, end of period	25,594,125	25,594,125
Weighted average Common Shares outstanding	25,594,125	25,594,125

Ratios-to-average net assets: (5)
Total expenses	0.96%	0.74%
Net investment income	0.64%	1.38%

Portfolio turnover rate (5) (6)	13.38%	1.10%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of March 31, 2023, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Consolidated Financial Statements (UNAUDITED)

(4)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

Note 10. Distributions

The following table summarizes the distributions that the Master Fund declared on its Common Shares during the three months ended March 31, 2023 and March 31, 2022:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2023
March 20	March 21	$0.68000	$0.68000	$17,404
			$0.68000	$17,404

For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
			$0.78000	$19,964

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

For the Master Fund, as of May 15, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through May 15, 2023	$6.55	$6.89	$18.89
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Period	14	—	—
YTD Portfolio sales and repayments ($ in thousands)	$11,388	$—	$—
Cumulative Liquidating Distributions Declared through May 15, 2023 ($ in thousands)	$(167,642)	$(112,288)	$(32,798)
Percentage of December 31, 2020 NAV Declared through May 15, 2023	86.64%	86.34%	83.33%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Period ($ in thousands)	$44,271	$29,760	$9,570
Net asset value per share at end of period	$1.73	$1.83	$5.51

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

We primarily focused on the following investment types that may be available within the capital structure of portfolio companies:

●	Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds, and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.

●	Subordinated Debt. Subordinated debt investments are subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security with the principal due at maturity.

●	Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or inconstant dividends and realized gains on dispositions of such investments.

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

We acquire our portfolio investments through the following investment access channels:

●	Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

●	Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.

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

Financial and Operating Highlights

The following tables present financial and operating highlights (i) as of March 31, 2023 and December 31, 2022 and (ii) for the three months ended March 31, 2023 and March 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Total assets	$46,480	$62,145
Adjusted total assets (total assets net of payable for investments purchased)	$46,480	$62,145
Investments in portfolio companies, at fair value	$34,249	$40,641
Net assets	$44,271	$61,273
Net asset value per Common Share	$1.73	$2.39

	For the Three Months Ended March 31,
	2023	2022
Average net assets	$57,242	$148,879
Cost of investments purchased	$4,905	$1,242
Sales of investments	$11,123	$7,718
Principal payments	$267	$9,584
Net investment income	$369	$2,052
Net realized gains (losses)	$1	$470
Net change in unrealized appreciation (depreciation)	$32	$(29)
Net increase in net assets resulting from operations	$402	$2,493
Total distributions to shareholders	$17,404	$19,964
Net investment income per Common Share - basic and diluted	$0.01	$0.08
Earnings per Common Share - basic and diluted	$0.02	$0.10
Distributions per Common Share	$0.68	$0.78

Portfolio and Investment Activity for the Three Months Ended March 31, 2023

The following table presents our new investment commitments for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
Investment activity segmented by access channel:	Amount	Percentage
Direct originations	$127	100.0%
Syndicated transactions	—	—%
Total investment commitments entered during the period	$127	100.0%

The following table presents our portfolio company activity for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Portfolio companies at beginning of period	18
Number of added portfolio companies	—
Number of exited portfolio companies	(4)
Portfolio companies at period end	14

Number of debt investments at period end	25
Number of equity/other investments at period end	7

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the three months ended March 31, 2023:

	Balance as of January 1, 2023	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of March 31, 2023
Senior secured loans - first lien	$39,028	$255	$(6,009)	$474	$33,748
Senior secured loans - second lien	1,126	—	(5,000)	3,874	—
Senior secured bonds	102	—	(62)	3	43
Total senior debt	$40,256	$255	$(11,071)	$4,351	$33,791
Equity and other	385	4,650	(317)	(4,260)	458
Total	$40,641	$4,905	$(11,388)	$91	$34,249

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023		December 31, 2022
Weighted average purchase price of debt investments (1)	87.6%		89.6%
Weighted average duration of debt investments (2)	0.04	years	0.03	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	3.9%		3.1%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.1%		0.3%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.9%		99.7%
Percent of floating rate debt investments with interest rate floors (3)	99.9%		99.8%
Weighted average interest rate floor	4.7%		4.4%
Weighted average coupon spread to base interest rate	566	bps	566	bps
3-month LIBOR	549	bps	477	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	0.1%		0.3%
Weighted average years to maturity	0.5	years	0.8	years

Weighted average effective yields
Senior secured loans - first lien (4)	13.1%		11.5%
Senior secured loans - second lien (4)	—%		16.8%
Total debt investments (4)	12.6%		11.7%
Total investments (5)	11.2%		11.7%

(1)	Percent is calculated as a percentage of the par value of debt investments.

(2)	Duration is a measure of a debt investment's price sensitivity to 100 basis points ("bps") change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.

(3)	Percent is calculated as a percentage of the fair value of total debt investments.

(4)	Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.

(5)	The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 4.86% for the 1 Month LIBOR to 5.31% for the 6 Month LIBOR on March 31, 2023. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2023	$8,375	19.9%	$8,386	15.7%
2024	1,950	4.7	1,853	3.5
2025	14,662	35.0	21,025	39.5
2026	16,911	40.4	21,985	41.3
Total	$41,898	100.0%	$53,249	100.0%

Results of Operations

Operating results for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Total investment income	$921	$3,155
Total expenses	552	1,103
Net investment income	369	2,052
Net realized gain (losses)	1	470
Net change in unrealized depreciation	32	(29)
Net increase (decrease) in net assets resulting from operations	$402	$2,493

Investment Income

Interest and dividend income consisted of the following components for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023	2022
Interest income on debt securities:
Cash interest	$836	$2,186
PIK interest	8	79
Net accretion/amortization of discounts/premiums	51	159
Total interest on debt securities	895	2,424
PIK dividend	—	179
Total interest and dividend income	$895	$2,603
Average Investments at cost	$40,183	$110,942
Average Income Generating Investments at cost (1)	$35,863	$108,790
Income return (2)	2.50%	2.39%

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.

The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of March 31, 2023 and March 31, 2022, yield on debt investments at cost was 11.2% and 8.0%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023	2022
Administrative agency fees	$3	$3
Amendment fees and other	14	549
Total fee income	$17	$552

Operating Expenses

Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023	2022
Fixed operating expenses:
Related party reimbursements (1)	$102	$60
Trustees fees	68	70
Professional services fees (2)	61	191
Other expenses	69	71
Total fixed operating expenses	300	392

Variable operating expenses:
Administrative services (3)	(13)	42
Management fee	255	648
Custody services	10	21
Total variable operating expenses	252	711

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$552	$1,103

(1)	Related party reimbursements increased due to an increase in resource allocation to Master Fund.

(2)	Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the decrease in professional service fees and management fees. For the three months ended March 31, 2023 and March 31, 2022, there were no borrowing costs.

Net Realized Gains (Losses)

For the three months ended March 31, 2023, we had dispositions and principal repayments of $6.3 million, resulting in net realized gains of 0.1 million. For the three months ended March 31, 2023, we had realized gains from our foreign currency forward contracts of $111.0 thousand primarily due the movement of the U.S. dollar against the British pound.

For the three months ended March 31, 2022, we had dispositions and principal repayments of $17.3 million, resulting in net realized gains of $0.6 million. For the three months ended March 31, 2022, we had realized losses from our foreign currency forward contracts of $(0.1) million primarily due the movement of the U.S. dollar against the British pound.

For the three months ended March 31, 2023 and March 31, 2022, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
	2023	2022
Investments	$(74)	$629
Foreign currency forward contracts	111	(125)
Foreign currency transactions	(36)	(34)
Net realized gains (losses)	$1	$470

Changes in Unrealized Appreciation (Depreciation)

For the three months ended March 31, 2023 and March 31, 2022, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended March 31,
	2023	2022
Investments	$106	$(281)
Foreign currency forward contracts	(78)	254
Foreign currency transactions	4	(2)
Net change in unrealized depreciation	$32	$(29)

For the three months ended March 31, 2023 and March 31, 2022, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended March 31,
	2023	2022
Unrealized appreciation on all investments (1)	$5,181	$1,807
Unrealized depreciation on all investments (1)	(5,075)	(2,088)
Total net change in unrealized depreciation on all investments	$106	$(281)

Unrealized appreciation on Level 3 investments only (1)	$270	$1,572
Unrealized depreciation on Level 3 investments only (1)	(4,612)	(1,187)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$(4,342)	$385

(1)	Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement

Our initial investors, who each invested at $9.00 per share, have seen a cumulative 39.33% increase in the value of their investment, or an annualized return of 4.08%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the years ended March 31, 2023, December 31, 2021 and March 31, 2022, and the period from commencement to March 31, 2023. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2023	2022	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(1.18)%	1.63%	39.33%	4.08%

(1)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our Common Shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.

(2)	Commencement of operations represents the date that we sold our initial Common Shares.

Off-Balance Sheet Arrangements

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023, we had five unfunded commitments totaling $0.2 million as compared to six unfunded commitments totaling $0.6 million as of December 31, 2022. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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

Liquidity

Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,484	$8,956
Principal receivable	—	11,499
Unfunded investment commitments	(233)	(625)
Other net working capital (1)	(61)	(118)
Total operational liquidity	$11,190	$19,712

(1)	Other net working capital is the sum of collateral deposits/payable for foreign currency forward contracts, interest and dividend income receivable and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.

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

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	March 31, 2023
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Liquidation of Feeder Funds' Investments:
GCIF 2016T (1)	$29,512	$29,512	$—	$—	$—
GCIF 2019 (1)	8,727	8,727	—	—	—
Total Liquidation of Feeder Funds' Investments	$38,239	$38,239	$—	$—	$—

(1)	The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund's ownership interest in the Master Fund as of March 31, 2023. In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

As of March 31, 2023, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.

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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Investments classified as Level 3 fair value	$27,623	$25,636
Total investments at fair value	$34,249	$40,641
Total assets	$46,480	$62,145
Percentage of investment portfolio classified as Level 3 fair value	80.7%	63.1%
Percentage of total assets classified as Level 3 fair value	59.4%	41.3%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2023 and December 31, 2022 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments' valuation from an increase or decrease in the associated unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Fair Value of Level 3 Investments at Year End	$27,623	$64,653
Fair Value Assuming a 5% Increase in Value	29,004	67,886

Increase in unrealized appreciation	1,381	3,233
(Increase) in management fees (1)	(6)	(14)
(Increase) in performance based incentive fee (2)	(276)	(647)
Increase in net assets resulting from operations	$1,099	$2,572

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,594,125
Common Shares outstanding at the end of the Year	25,594,125	25,594,125

Increase in earnings per Common Share	$0.04	$0.10
Increase in net asset value per Common Share	$0.04	$0.10

(1)	Increases in management fees for the periods ended March 31, 2023 and March 31, 2022 represent only 12 months' worth of the change to the Master Fund's management fees.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 99.9% of our debt investments (98.5% of our total investments), or $33.7 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of March 31, 2023.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(70)	$(70)	$—
+50 bps	124	124	—
+100 bps	302	302	0.01
+150 bps	483	483	0.02
+200 bps	670	670	0.03

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 15, 2023, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2023, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

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

Various social and political tensions around the world, including public health emergencies (such as the spread of infectious diseases, pandemics and epidemics), may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact portfolio companies. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

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

Guggenheim Credit Income Fund

Date: May 15, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ James Howley
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