Form 10-Q
period 2023-06-30
GUGGENHEIM CREDIT INCOME FUND
filed 2023-08-10
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 25,594,125 common shares outstanding as of August 9, 2023.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

All references to “Note” or “Notes” throughout this Report refer to the notes to the consolidated financial statements of the registrant in Part I. Item 1. Consolidated Financial Statements (Unaudited).

Unless otherwise noted, the terms “we,” “us,” “our,” and the “Master Fund” refer to Guggenheim Credit Income Fund. Other capitalized terms used in this Report have the same meaning as in the accompanying consolidated financial statements presented in Part I. Item 1. Consolidated Financial Statements (Unaudited), unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as “Guggenheim” or the “Advisor” throughout this Report.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value (amortized cost of $37,433 and $48,438, respectively)	$29,638	$40,641
Cash and cash equivalents	4,405	8,956
Interest and dividend income receivable	420	744
Principal receivable	13	11,499
Receivable from related parties	5	10
Unrealized appreciation of foreign currency forward contracts	—	73
Prepaid expenses and other assets	88	222
Total assets	$34,569	$62,145

Liabilities
Accrued management fee	$123	$214
Payable to related parties	96	96
Accounts payable, accrued expenses and other liabilities	304	562
Total liabilities	523	872
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$34,046	$61,273

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$26	$26
Paid-in-capital in excess of par value	51,451	78,102
Accumulated loss, net of distributions	(17,431)	(16,855)
Net assets	$34,046	$61,273
Net asset value per Common Share (NAV)	$1.33	$2.39

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Interest income	$824	$2,091	$1,720	$4,436
PIK interest income	7	25	15	104
Dividend income	—	—	—	179
Fee income	2	3	19	555
Total investment income	833	2,119	1,754	5,274
Operating Expenses
Management fee	186	572	441	1,220
Administrative services	35	40	22	82
Custody services	9	22	19	43
Trustees fees	73	71	141	141
Related party reimbursements	95	169	197	229
Professional services fees	97	193	158	384
Other expenses	67	73	136	144
Total expenses	562	1,140	1,114	2,243
Net investment income	271	979	640	3,031
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(450)	834	(524)	1,463
Foreign currency forward contracts	(10)	178	101	53
Foreign currency transactions	51	(1)	15	(35)
Net realized gains (losses)	(409)	1,011	(408)	1,481
Net change in unrealized appreciation (depreciation) on:
Investments	(104)	(3,928)	2	(4,209)
Foreign currency forward contracts	5	25	(73)	279
Foreign currency transactions	(4)	(1)	—	(3)
Net change in unrealized depreciation	(103)	(3,904)	(71)	(3,933)
Net realized and unrealized losses	(512)	(2,893)	(479)	(2,452)
Net increase (decrease) in net assets resulting from operations	$(241)	$(1,914)	$161	$579
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.01	$0.04	$0.02	$0.12
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.01)	$(0.07)	$0.01	$0.02
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,594,125	25,594,125	25,594,125
Distribution per Common Share outstanding	$0.39	$0.78	$1.07	$1.56

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2022	25,594,125	$26	$78,102	$(16,855)	$61,273
Operations:
Net investment income	—	—	—	369	369
Net realized gain	—	—	—	1	1
Net change in unrealized appreciation	—	—	—	32	32
Net increase in net assets resulting from operations	—	—	—	402	402
Shareholder distributions:
Distributions from earnings	—	—	—	(428)	(428)
Distributions representing a return of capital	—	—	(16,976)	—	(16,976)
Net decrease in net assets resulting from shareholder distributions	—	—	(16,976)	(428)	(17,404)
Net decrease for the period	—	—	(16,976)	(26)	(17,002)
Balance at March 31, 2023	25,594,125	$26	$61,126	$(16,881)	$44,271
Operations:
Net investment income	—	—	—	271	271
Net realized losses	—	—	—	(409)	(409)
Net change in unrealized depreciation	—	—	—	(103)	(103)
Net decrease in net assets resulting from operations	—	—	—	(241)	(241)
Shareholder distributions:
Distributions from earnings	—	—	—	(309)	(309)
Distributions representing a return of capital	—	—	(9,675)	—	(9,675)
Net decrease in net assets resulting from shareholder distributions	—	—	(9,675)	(309)	(9,984)
Net decrease for the period	—	—	(9,675)	(550)	(10,225)
Balance at June 30, 2023	25,594,125	$26	$51,451	$(17,431)	$34,046

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2021	25,594,125	$26	$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—	—	2,052	2,052
Net realized gains	—	—	—	470	470
Net change in unrealized depreciation	—	—	—	(29)	(29)
Net increase in net assets resulting from operations	—	—	—	2,493	2,493
Shareholder distributions:
Distributions from earnings	—	—	—	(2,186)	(2,186)
Distributions representing a return of capital	—	—	(17,778)	—	(17,778)
Net decrease in net assets resulting from shareholder distributions	—	—	(17,778)	(2,186)	(19,964)
Net increase (decrease) for the period	—	—	(17,778)	307	(17,471)
Balance at March 31, 2022	25,594,125	$26	$151,241	$(11,458)	$139,809
Operations:
Net investment income	—	—	—	979	979
Net realized gains	—	—	—	1,011	1,011
Net change in unrealized depreciation	—	—	—	(3,904)	(3,904)
Net decrease in net assets resulting from operations	—	—	—	(1,914)	(1,914)
Shareholder distributions:
Distributions from earnings	—	—	—	(1,294)	(1,294)
Distributions representing a return of capital	—	—	(18,669)	—	(18,669)
Net decrease in net assets resulting from shareholder distributions	—	—	(18,669)	(1,294)	(19,963)
Net decrease for the period	—	—	(18,669)	(3,208)	(21,877)
Balance at June 30, 2022	25,594,125	$26	$132,572	$(14,666)	$117,932

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net increase in net assets resulting from operations	$161	$579
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(15)	(189)
Amortization of premium/accretion of discount, net	(96)	(261)
Proceeds from sales of investments	16,011	8,024
Proceeds from paydowns on investments	641	23,160
Net receipt of settlement of derivatives	115	583
Net payment of settlement of derivatives	(13)	(530)
Net realized gains on derivatives	(101)	(53)
Purchases of investments	(6,061)	(1,643)
Net realized (gains) losses on investments	524	(1,463)
Net change in unrealized (appreciation) depreciation on investments	(2)	4,209
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	73	(279)
Decrease in operating assets:
Interest and dividend income receivable	324	117
Principal receivable	11,486	4,122
Receivable from related parties	5	20
Prepaid expenses and other assets	134	135
Increase (decrease) in operating liabilities:
Accrued management fee	(91)	(401)
Payable to related parties	—	54
Accounts payable, accrued expenses and other liabilities	(258)	(271)
Net cash provided by operating activities	22,837	35,913
Financing activities
Distributions paid	(27,388)	(39,927)
Net cash used in financing activities	(27,388)	(39,927)
Net decrease in cash and cash equivalents	(4,551)	(4,014)
Cash and cash equivalents, beginning of period	8,956	29,204
Cash and cash equivalents, end of period	$4,405	$25,190

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 85.9%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	10.44%	11/17/2023	$4,073	$4,064	$3,362	9.9%
Total Automotive							4,064	3,362	9.9%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.25%	9.64%	6/26/2026	960	953	942	2.8%
Total Chemicals, Plastics & Rubber							953	942	2.8%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	S+7.42%	12.46%	1/31/2025	3,690	3,681	3,597	10.6%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	S+7.20%	11.80%	1/31/2025	541	540	528	1.6%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+6.38%	11.99%	1/31/2024	424	415	409	1.2%
							4,636	4,534	13.4%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	S+4.61%	9.72%	12/19/2025	3,878	3,676	2,831	8.3%
Total Consumer Goods: Non-Durable							8,312	7,365	21.7%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,458	32	0.1%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	S+8.11%	13.22%	11/23/2025	414	273	413	1.2%
Total Energy: Oil & Gas							1,731	445	1.3%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.77%	2/21/2026	3,686	3,651	3,133	9.2%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.77%	2/21/2026	1,038	1,028	882	2.6%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	S+8.63%	13.78%	2/21/2026	141	141	120	0.4%
Polyvision Corp. (Revolver)	(10)(11)	Senior Secured Loans - First Lien	S+8.63%	13.78%	2/21/2026	966	897	821	2.4%
Total Metals & Mining							5,717	4,956	14.6%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.35%	12.21%	6/30/2026	995	895	965	2.8%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.35%	12.21%	6/30/2026	466	261	436	1.3%
Save-a-Lot	(11)	Senior Secured Loans - Second Lien	S+11.50%	16.47%	12/31/2026	823	474	572	1.7%
Total Retail							1,630	1,973	5.8%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Services: Business
Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+4.90%	9.85%	3/2/2026	4,740	4,657	4,679	13.7%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	11.02%	10/4/2025	298	298	277	0.8%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	11.02%	10/4/2026	175	175	162	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	11.02%	10/4/2026	414	414	384	1.1%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	L+5.75%	11.02%	10/16/2026	2,765	2,732	2,567	7.5%
							3,619	3,390	9.9%

Total Services: Business							8,276	8,069	23.6%
Technology
Allvue Systems (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+5.75%	11.14%	9/6/2024	74	61	69	0.2%
Allvue Systems (Term Loan)	(11)	Senior Secured Loans - First Lien	S+5.75%	11.29%	9/4/2026	838	836	807	2.4%
							897	876	2.6%

Apptio, Inc. (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+5.00%	10.29%	12/3/2024	98	79	88	0.3%
Apptio, Inc.	(11)	Senior Secured Loans - First Lien	S+5.00%	10.29%	1/10/2025	1,129	1,125	1,129	3.3%
							1,204	1,217	3.6%

Total Technology							2,101	2,093	6.2%
Total Debt Investments							$32,784	$29,205	85.9%

Equity investments - 1.2%

Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	11	—%
Total Energy: Oil & Gas							—	11	—%
Retail
Save-a-Lot		Equity/Other	N/A	N/A		53,097	—	21	0.1%
Total Retail							—	21	0.1%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

June 30, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Service: Businesses
YAK BLOCKER 2 LLC SERIES A	(11)	Equity/Other	N/A	N/A		422,178	2,514	232	0.7%
YAK BLOCKER 2 LLC SERIES B-1	(11)	Equity/Other	N/A	N/A		1,130,232	1,923	153	0.4%
YAK BLOCKER 2 LLC SERIES B-2	(11)	Equity/Other	N/A	N/A		120,558	205	16	—%
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	4	—	—%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	3	—	—%
Total Service: Businesses							4,649	401	1.1%
Total Equity Investments							$4,649	$433	1.2%

Total Investments - 87.1%							$37,433	$29,638	87.1%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate (“LIBOR” or “LIBOR rate”) (denoted as “L”), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), British Pound Sterling LIBOR (“GBP LIBOR”) (denoted as “G”), Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), Sterling Overnight Index Average (“SONIA”) (denoted as “N”) or Prime Rate (denoted as “P”). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of June 30, 2023, LIBOR rates ranged between 5.21% for 1-month LIBOR to 5.76% for 6-month LIBOR and the SOFR rates ranged between 5.14% for 1-month SOFR to 5.39% for 6-month SOFR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2023.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of June 30, 2023, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $0.6 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $10.0 million; the net unrealized depreciation was $9.4 million; the aggregate cost of securities for Federal income tax purposes was $39.0 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of June 30, 2023 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

	Coupon Rate	PIK Component	Cash Component	PIK Option
Galls LLC	S+7.42%	0.50%	S+6.92%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	S+7.20%	0.50%	S+6.70%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	S+8.50%	2.00%	S+6.50%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+8.50%	2.00%	S+6.50%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+8.63%	2.00%	S+6.63%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+8.63%	2.00%	S+6.63%	The Portfolio Company may elect PIK up to 2.00%.
Permian Production Partners	S+8.11%	2.00%	S+6.11%	The Portfolio Company may elect PIK up to 2.00%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(13)	Investment was on non-accrual status as of June 30, 2023, meaning that the Master Fund has ceased recognizing interest income on these investments. As of June 30, 2023, debt investments on non-accrual status represented 4.4% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 65.7%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	9.98%	11/17/2023	$4,095	$4,072	$3,490	5.7%
Total Automotive							4,072	3,490	5.7%
Beverage, Food & Tobacco
Checkers Holdings Inc		Senior Secured Loans - First Lien	L+4.25%	8.99%	4/25/2024	1,110	713	910	1.5%
Total Beverage, Food & Tobacco							713	910	1.5%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	L+4.25%	8.98%	6/26/2026	965	957	944	1.5%
Total Chemicals, Plastics & Rubber							957	944	1.5%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	3,699	3,689	3,607	5.9%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	543	541	529	0.9%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.75%	11.12%	1/31/2024	442	425	426	0.7%
							4,655	4,562	7.5%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	12/19/2025	3,899	3,654	2,610	4.3%
Total Consumer Goods: Non-Durable							8,309	7,172	11.8%
Energy: Oil & Gas
Basic Energy Services Inc	(11)(13)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,520	102	0.2%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	L+8.00%	12.39%	11/23/2025	410	250	409	0.7%
Total Energy: Oil & Gas							1,770	511	0.9%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	6.91%	1/23/2025	2,281	2,279	2,228	3.6%
Total Hotel, Gaming & Leisure							2,279	2,228	3.6%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	3,555	3,520	3,271	5.3%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	1,001	991	921	1.5%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.60%	2/21/2026	138	138	127	0.2%
Polyvision Corp. (Revolver)	(9)(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.12%	8/21/2025	924	851	846	1.4%
Total Metals & Mining							5,500	5,165	8.4%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Retail
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	1,088	979	899	1.4%
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	466	261	385	0.6%
Save-a-Lot		Senior Secured Loans - Second Lien	S+9.50%	14.18%	12/31/2026	794	445	484	0.8%
Total Retail							1,685	1,768	2.8%
Services: Business
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	4/3/2025	1,907	1,892	1,350	2.2%

Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+6.00%	9.81%	3/2/2026	4,765	4,681	4,692	7.6%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2025	298	298	277	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	176	176	163	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	416	416	386	0.6%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/16/2026	2,780	2,746	2,580	4.2%
							3,636	3,406	5.6%

YAK Access, LLC	(11)	Senior Secured Loans - Second Lien	L+10.00%	13.64%	7/10/2026	5,000	4,805	642	1.0%
Total Services: Business							15,014	10,090	16.4%
Technology
Allvue Systems (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/6/2024	105	92	100	0.2%
Allvue Systems (Term Loan)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/4/2026	842	840	811	1.3%
							932	911	1.5%

Apptio, Inc.	(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	1/10/2025	4,900	4,873	4,882	8.0%
Apptio, Inc. (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	12/3/2024	196	176	182	0.3%
							5,049	5,064	8.3%

Wide Orbit, Inc. (Revolver)	(9)(11)(12)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(4)	—%
Total Technology							5,981	5,971	9.8%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	7.88%	7/23/2025	2,163	2,158	2,007	3.3%
Total Telecommunications							2,158	2,007	3.3%
Total Debt Investments							$48,438	$40,256	65.7%
Equity investments - 0.6%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	79	0.1%
Total Energy: Oil & Gas							—	79	0.1%
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		53,097	—	30	—%
Total Retail							—	30	—%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Technology
Wide Orbit (Warrants)	(11)	Equity/Other	N/A	N/A		96,480	—	276	0.5%
Total Technology							—	276	0.5%
Total Equity Investments							$—	$385	0.6%

Total Investments - 66.3%							$48,438	$40,641	66.3%

December 31, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/17/2023	$3,045	£2,457	—	$73	0.1%
					$73	0.1%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate (“LIBOR” or “LIBOR rate”) (denoted as “L”), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), British Pound Sterling LIBOR (“GBP LIBOR”) (denoted as “G”), Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), Sterling Overnight Index Average (“SONIA”) (denoted as “N”) or Prime Rate (denoted as “P”). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2022, LIBOR rates ranged between 4.39% for 1-month LIBOR to 5.14% for 6-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2022.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of December 31, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $10.3 million; the net unrealized depreciation was $9.3 million; the aggregate cost of securities for Federal income tax purposes was $50.0 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2022 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

	Coupon Rate	PIK Component	Cash Component	PIK Option
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(13)	Investment was on non-accrual status as of December 31, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2022, debt investments on non-accrual status represented 3.1% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share data, percentages and as otherwise indicated;

for example, with the word “million” or otherwise)

Note 1. Principal Business and Organization

Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund’s investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market United States (U.S.) companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares (“Shares” or “Common Shares”) to one or more affiliated feeder funds in a continuous series of private placement transactions.

In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T (“GCIF 2016T”) and Guggenheim Credit Income Fund 2019 (“GCIF 2019”) (together, the “Feeder Funds”) to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a “Liquidation Plan”). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Guggenheim Partners Investment Management, LLC (“Guggenheim” or the “Advisor”) is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio.

On September 30, 2022, Hamilton Finance LLC (“Hamilton”), a previous, wholly-owned, special purpose financing subsidiary of the Master Fund was dissolved.

Note 2. Significant Accounting Policies

Basis of Presentation

Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”).

The Master Fund’s interim consolidated financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements as stipulated in Articles 6 and 10 of Regulation S-X, and therefore do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, the unaudited consolidated financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

Notes to Consolidated Financial Statements (UNAUDITED)

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

Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of June 30, 2023, the Master Fund’s cash equivalents of $4.4 million were held in a U.S. Bank money market deposit account. As of December 31, 2022, the Master Fund’s cash equivalents of $25.2 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.

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

Notes to Consolidated Financial Statements (UNAUDITED)

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund’s board of trustees (“Board of Trustees”), including our trustees who are not “interested persons” as defined in the 1940 Act (the “Independent Trustees”), is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees. Pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Board of Trustees has designated the Advisor as the valuation designee to perform fair valuation determinations for the Master Fund with respect to all Fund investments and/or other assets. The Advisor conducts a fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.

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

Notes to Consolidated Financial Statements (UNAUDITED)

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

Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment’s maturity date or call date.

If the portfolio company’s valuation indicates the value of the PIK security is not sufficient to cover the contractual PIK interest, the Master Fund will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Master Fund determines it is not collectible.

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

Notes to Consolidated Financial Statements (UNAUDITED)

Investment Advisory Fees

The Master Fund incurs investment advisory fees including: (i) a base management fee and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement between the Master Fund and Guggenheim (the “Investment Advisory Agreement”) as described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the Investment Advisory Agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the arrangement of the Master Fund’s borrowings. These costs are presented in the consolidated statements of assets and liabilities as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense on the consolidated statements of operations over the life of the borrowings.

Distributions

Distributions to the Master Fund’s common shareholders are periodically declared by its Board of Trustees and recognized as a liability on the record date.

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

The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2023, open U.S. Federal and state income tax years include the tax years ended December 31, 2019 through December 31, 2022. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Consolidated Financial Statements (UNAUDITED)

Note 3. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$30,852	$28,601	96.4%	$41,668	$39,028	96.0%
Senior secured loans - second lien	474	572	1.9	5,250	1,126	2.8
Senior secured bonds	1,458	32	0.1	1,520	102	0.3
Total senior debt	$32,784	$29,205	98.4%	$48,438	$40,256	99.1%
Equity and other	4,649	433	1.6	—	385	0.9
Total investments	$37,433	$29,638	100.0%	$48,438	$40,641	100.0%

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2023 and December 31, 2022, respectively, with corresponding percentages of total investments at fair value:

	June 30, 2023			December 31, 2022
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$12,925	$8,470	28.7%	$15,014	$10,090	24.8%
Consumer Goods: Non-Durable	8,312	7,365	24.8	8,309	7,172	17.6
Technology	2,101	2,093	7.1	5,981	6,247	15.5
Metals & Mining	5,717	4,956	16.7	5,500	5,165	12.7
Automotive	4,064	3,362	11.3	4,072	3,490	8.6
Retail	1,630	1,994	6.7	1,685	1,798	4.4
Chemicals, Plastics & Rubber	953	942	3.2	957	944	2.3
Beverage, Food & Tobacco	—	—	—	713	910	2.2
Energy: Oil & Gas	1,731	456	1.5	1,770	590	1.5
Hotel, Gaming & Leisure	—	—	—	2,279	2,228	5.5
Telecommunications	—	—	—	2,158	2,007	4.9
Total investments	$37,433	$29,638	100.0%	$48,438	$40,641	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of June 30, 2023 and December 31, 2022:

Geographic Dispersion	June 30, 2023	December 31, 2022
United States of America	100.0%	100.0%
Total investments	100.0%	100.0%

Notes to Consolidated Financial Statements (UNAUDITED)

Note 4. Derivative Instruments

The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. As of June 30, 2023, there are no open foreign currency forward contracts.

The following table presents the Master Fund’s open foreign currency forward contracts as December 31, 2022:

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 17, 2023	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,457	$3,045	$2,972	$73
Total					$3,045	$2,972	$73

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three months ended June 30, 2023 and June 30, 2022:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement Location	2023	2022	2023	2022
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(10)	$178	$101	$53
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	5	25	(73)	279
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(5)	$203	$28	$332

For derivatives traded under an International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”), the collateral requirements are typically calculated by netting the mark-to-market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Master Fund and/or the counterparty. Cash collateral that has been pledged, if any, to cover obligations of the Master Fund and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities as collateral deposits (received) for foreign currency forward contracts. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Master Fund from a counterparty are not fully collateralized, the Master Fund bears the risk of loss from counterparty non-performance.

Notes to Consolidated Financial Statements (UNAUDITED)

The following table presents the Master Fund’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of June 30, 2023 and December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
June 30, 2023	JP Morgan Chase Bank, N.A.	$—	$—	$—	$—
December 31, 2022	JP Morgan Chase Bank, N.A.	$73	$—	$—	$73

Note 5. Fair Value of Financial Instruments

The following tables present the segmentation of the investment portfolio at fair value, as of June 30, 2023 and December 31, 2022, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$6,193	$22,408	$28,601
Senior secured loans - second lien	—	—	572	572
Senior secured bonds	—	32	—	32
Total senior debt	$—	$6,225	$22,980	$29,205
Equity and other	—	21	412	433
Total investments	$—	$6,246	$23,392	$29,638
Percentage	0.0%	21.1%	78.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$—	$—	$—

Notes to Consolidated Financial Statements (UNAUDITED)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$13,879	$25,149	$39,028
Senior secured loans - second lien	—	1,126	—	1,126
Senior secured bonds	—	—	102	102
Total senior debt	$—	$15,005	$25,251	$40,256
Equity and other	—	—	385	385
Total investments	$—	$15,005	$25,636	$40,641
Percentage	0.0%	36.9%	63.1%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$73	$—	$73

Significant Level 3 Unobservable Inputs

The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of June 30, 2023 and December 31, 2022:

June 30, 2023
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$21,188	Yield analysis	Yield	14.30%	9.76% - 20.93%	Decrease
Equity/Other	$11	Market comparable	Cash Flow Multiple	3x	3x	Increase
		Market comparable	Oil production multiple (5)	24876x	24876x	Increase
		Market comparable	Oil reserve multiple (6)	10.5x	10.5x	Increase
	$401	Discounted cash flow	Discount Rate	17.63%	17.63%	Decrease
	$572	Yield analysis	Yield	30.84%	30.84%	Decrease
Total	$22,172

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2023, the Master Fund had investments of this nature measured at fair value totaling $1.2 million.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements (UNAUDITED)

December 31, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$24,740	Yield analysis	Yield	12.52%	1.01% - 16.04%	Decrease
Equity/Other	$79	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$276	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$25,095

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2022, the Master Fund had investments of this nature measured at fair value totaling $0.5 million.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

Notes to Consolidated Financial Statements (UNAUDITED)

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of April 1, 2023	$27,195	$—	$—	$428	$27,623
Additions (1)	590	572	—	—	1,162
Sales and repayments (2)	(5,010)	—	—	—	(5,010)
Net realized gains (3)	30	—	—	—	30
Net change in unrealized depreciation on investments (4)	(416)	—	—	(16)	(432)
Net discount accretion	19	—	—	—	19
Fair value balance as of June 30, 2023	$22,408	$572	$—	$412	$23,392
Change in net unrealized depreciation on investments held as of June 30, 2023	$(421)	$—	$—	$(16)	$(437)
	For the Six Months Ended June 30, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2023	$25,149	$—	$102	$385	$25,636
Additions (1)	854	572	—	4,650	6,076
Sales and repayments (2)	(5,254)	—	—	(317)	(5,571)
Net realized gains (3)	35	—	—	317	352
Net change in unrealized depreciation on investments (4)	(181)	—	—	(4,593)	(4,774)
Net discount accretion	37	—	—	—	37
Transfers into Level 3 (5)	1,768	—	—	—	1,768
Transfers out of Level 3 (6)	—	—	(102)	(30)	(132)
Fair value balance as of June 30, 2023	$22,408	$572	$—	$412	$23,392
Change in net unrealized depreciation on investments held as of June 30, 2023	$(448)	$—	$—	$(68)	$(516)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the three and six months ended June 30, 2023, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation or to a market or income approach based model.

(6)	For the three and six months ended June 30, 2023, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements (UNAUDITED)

	For the Three Months Ended June 30, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of April 1, 2022	$48,893	$13,438	$—	$2,322	$64,653
Additions (1)	424	—	—	—	424
Sales and repayments (2)	(603)	(6,000)	(306)	—	(6,909)
Net realized gains (3)	14	55	—	—	69
Net change in unrealized appreciation (depreciation) on investments (4)	(935)	(33)	395	(200)	(773)
Net discount accretion	73	5	—	—	78
Transfers into Level 3 (5)	4,487	—	90	—	4,577
Transfers out of Level 3 (5)	(513)	(2,413)	—	—	(2,926)
Fair value balance as of June 30, 2022	$51,840	$5,052	$179	$2,122	$59,193
Change in net unrealized appreciation (depreciation) on investments held as of June 30, 2022	$(935)	$(81)	$395	$(200)	$(821)
	For the Six Months Ended June 30, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$—	$897	$80,068
Additions (1)	1,648	—	—	—	1,648
Sales and repayments (2)	(17,251)	(6,000)	(306)	(2)	(23,559)
Net realized gains (losses) (3)	649	55	—	(14)	690
Net change in unrealized appreciation (depreciation) on investments (4)	(1,965)	(59)	395	1,241	(388)
Net discount accretion	124	14	—	—	138
Transfers into Level 3 (5)	4,487	—	90	—	4,577
Transfers out of Level 3 (5)	(513)	(3,468)	—	—	(3,981)
Fair value balance as of June 30, 2022	$51,840	$5,052	$179	$2,122	$59,193
Change in net unrealized appreciation on investments held as of June 30, 2022	$(1,214)	$(82)	$287	$1,230	$221

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (loss) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the three and six months ended June 30, 2022, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

(6)	For the three and six months ended June 30, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements (UNAUDITED)

Note 6. Related Party Agreements and Transactions

The Master Fund is affiliated with Guggenheim Credit Income Fund 2016 T (“GCIF 2016T”) and Guggenheim Credit Income Fund 2019 (“GCIF 2019”) (together, the “Feeder Funds”). The membership of the Boards of Trustees for the Master Fund, GCIF 2016T and GCIF 2019 are identical. The Feeder Funds have invested, and/or intend to invest, substantially all of the proceeds from their public offerings of common shares in the acquisition of the Master Fund’s Common Shares.

One of the Master Fund’s executive officers, Brian Binder, Senior Vice President, serves as an executive officer of Guggenheim. All of the Master Fund’s executive officers also serve as executive officers of the Feeder Funds.

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

Management Fees: The management fee is calculated at an annual rate of 1.75% based on the simple average of the Master Fund’s gross assets at the end of the two most recently completed calendar months and it is payable in arrears.

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

The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days’ written notice to Guggenheim, or (ii) by Guggenheim upon not less than 120 days’ written notice to the Master Fund. In the event that the Investment Advisory Agreement is terminated by Guggenheim, and if the Independent Trustees elect to continue the Master Fund, then Guggenheim shall pay all direct expenses incurred by the Master Fund as a result of Guggenheim’s withdrawal, up to, but not exceeding $250,000. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date on which the Master Fund’s shareholders approved the Investment Advisory Agreement and will remain in effect year to year thereafter if approved annually (i) by a majority of the Master Fund’s Independent Trustees and (ii) the Master Fund’s Board of Trustees or the holders of a majority of the Master Fund’s outstanding voting securities.

Notes to Consolidated Financial Statements (UNAUDITED)

Administrative Services Agreement

The Master Fund entered into an administrative services agreement with Guggenheim (the “Administrative Services Agreement”) whereby Guggenheim agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping and record-keeping services. More specifically, Guggenheim, serving as the administrator (the “Administrator”), performs and oversees the Master Fund’s required administrative services, which included financial and corporate record-keeping, preparing and disseminating the Master Fund’s reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services fees rendered by others. For providing these services, facilities and personnel, the Master Fund reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. To the extent that the Administrator outsources any of its functions, the Master Fund may pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Master Fund upon 60 days’ written notice to the Administrator upon the vote of the Master Fund’s Independent Trustees, or (ii) by the Administrator upon not less than 120 days’ written notice to the Master Fund. Unless earlier terminated, the Administrative Services Agreement will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods if approved annually by a majority of the Board of Trustees and the Master Fund’s Independent Trustees.

Dealer Manager Agreement

The Master fund is party to a dealer manager agreement, as amended (the “Dealer Manager Agreement”) with Guggenheim Funds Distributors, LLC (“GFD”) an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T’s and GCIF 2019’s public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Master Fund is not responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore, fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days’ written notice to the other party.

Capital Structuring Fees and Administrative Agency Fees

Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund’s pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2023 and June 30, 2022:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Related Party (1) (2)	Source Agreement & Description	2023	2022	2023	2022
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$186	$572	$441	$1,220
Guggenheim	Administrative Services Agreement - expense reimbursement	95	169	197	229
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	3	3	5	6

Notes to Consolidated Financial Statements (UNAUDITED)

(1)	Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund’s consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

(2)	As of June 30, 2023 and June 30, 2022, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Co-Investment Transactions Exemptive Relief

The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.

Indemnification

The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of June 30, 2023 and December 31, 2022, management believes that the risk of incurring any losses for such indemnifications is remote.

Note 7. Borrowings

Hamilton Credit Facility

On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary.

On November 29, 2021, Hamilton repaid in full all outstanding amounts due in connection with, and terminated all commitments under, the Hamilton Credit Facility. On September 30, 2022, Hamilton was dissolved.

Note 8. Commitments and Contingencies

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2023 and December 31, 2022, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	June 30, 2023		December 31, 2022
Allvue Systems (Revolver)	58		26
Apptio, Inc. (Revolver)	229		131
Galls LLC (Revolver)	176		170
Polyvision Corp. (Revolver)	—		5
PSI Services LLC (Revolver)	—	(2)	—	(2)
Wide Orbit (Revolver)	—		293
Total Unfunded Commitments	$463		$625

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	Amount is less than $1,000.

Notes to Consolidated Financial Statements (UNAUDITED)

Note 9. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2023 and June 30, 2022:

	For the Six Months Ended June 30,
	2023	2022
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$2.39	$6.15
Net investment income (1)	0.02	0.12
Net realized gains (losses) (1)	(0.01)	0.05
Net change in unrealized depreciation (2)	—	(0.15)
Net increase resulting from operations	0.01	0.02
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.03)	(0.14)
Distributions representing return of capital	(1.04)	(1.42)
Net decrease resulting from distributions	(1.07)	(1.56)
Net asset value, end of period	$1.33	$4.61

INVESTMENT RETURNS
Total investment return (4)	0.10%	0.03%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$34,046	$117,932
Average net assets (5)	$50,054	$139,057
Common Shares outstanding, end of period	25,594,125	25,594,125
Weighted average Common Shares outstanding	25,594,125	25,594,125

Ratios-to-average net assets: (5)
Total expenses	2.23%	1.61%
Net investment income	1.28%	2.18%

Portfolio turnover rate (5) (6)	17.74%	1.50%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of June 30, 2023, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Consolidated Financial Statements (UNAUDITED)

(4)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

Note 10. Distributions

The following table summarizes the distributions that the Master Fund declared on its Common Shares during the six months ended June 30, 2023 and June 30, 2022:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2023
March 20	March 21	$0.68000	$0.68000	$17,404
June 20	June 22	0.39000	0.39000	9,984
			$1.07000	$27,388

For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
May 18	May 20	0.78000	0.78000	19,963
			$1.56000	$39,927

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty finance investment company focused on lending to middle market companies. We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and commenced investment operations on April 2, 2015. In addition, we have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis.

We serve as the master fund in a master/feeder fund structure in that one or more feeder funds (each, a “Feeder Fund”), each a separate closed-end management investment company that has adopted our investment objectives and strategies, invests substantially all of its equity capital in our common shares (“Shares” or “Common Shares”). Presently, our shareholders are the two initial shareholders and two Feeder Funds.

We conduct private offerings (each a “Private Offering”) of our Shares to the Feeder Funds in reliance on exemptions from the registration requirements of the Securities Act. While we expect to continuously offer our Shares and have an indefinite life, each Feeder Fund features a specific period for the offering of its Common Shares, and each Feeder Fund has a specified finite term.

Beginning with the taxable year ended December 31, 2015, we have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Plan of Liquidation

In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T (“GCIF 2016T”) and Guggenheim Credit Income Fund 2019 (“GCIF 2019”) (together, the “Feeder Funds”) to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a “Liquidation Plan”). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions which are outlined in the table below. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

For the Master Fund, as of August 9, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through August 9, 2023	$6.94	$7.30	$20.02
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Period	13	—	—
YTD Portfolio sales and repayments ($ in thousands)	$16,655	$—	$—
Cumulative Liquidating Distributions Declared through August 9, 2023 ($ in thousands)	$(177,623)	$(118,969)	$(34,760)
Percentage of December 31, 2020 NAV Declared through August 9, 2023	91.80%	91.50%	88.31%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Period ($ in thousands)	$34,046	$22,791	$7,489
Net asset value per share at end of period	$1.33	$1.40	$4.31

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

Prior to the Board’s approval of the Liquidation Plan, our investment strategy was continuously focused on growing an investment portfolio that generates superior risk adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, we use the resources of Guggenheim to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value and its expected risks and rewards.

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

Our investment strategy leverages the skills and depth of Guggenheim’s research team and credit investment platform which features a relative value perspective across all corporate credit asset types. We believe these elements create a larger, proprietary opportunity set and increase the potential for the generation of a wide spectrum of value-risk investment ideas. We intend for our investment strategy to access investments with attractive combinations of reward and risk, better economics and stronger lender protections than those offered in traditional loan transactions. We also intend to deploy our direct loan origination investment platform and apply it to our portfolio company business relationships.

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

We acquire our portfolio investments through the following investment access channels:

●	Direct Originations: This channel consists of investments that are directly originated through Guggenheim’s relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

●	Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.

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

Financial and Operating Highlights

The following tables present financial and operating highlights (i) as of June 30, 2023 and December 31, 2022 and (ii) for the six months ended June 30, 2023 and June 30, 2022:

	As of
	June 30, 2023	December 31, 2022
Total assets	$34,569	$62,145
Adjusted total assets (total assets net of payable for investments purchased)	$34,569	$62,145
Investments in portfolio companies, at fair value	$29,638	$40,641
Net assets	$34,046	$61,273
Net asset value per Common Share	$1.33	$2.39

	For the Six Months Ended June 30,
	2023	2022
Average net assets	$50,054	$139,057
Cost of investments purchased	$6,061	$1,643
Sales of investments	$16,011	$8,024
Principal payments	$641	$23,160
Net investment income	$640	$3,031
Net realized gains (losses)	$(408)	$1,481
Net change in unrealized depreciation	$(71)	$(3,933)
Net increase (decrease) in net assets resulting from operations	$161	$579
Total distributions to shareholders	$27,388	$39,927
Net investment income per Common Share - basic and diluted	$0.02	$0.12
Earnings per Common Share - basic and diluted	$0.01	$0.02
Distributions per Common Share	$1.07	$1.56

Portfolio and Investment Activity for the Three and Six Months Ended June 30, 2023

The following table presents our portfolio company activity for the three and six months ended June 30, 2023:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Portfolio companies at beginning of period	14	18
Number of exited portfolio companies	(1)	(5)
Portfolio companies at period end	13	13

Number of debt investments at period end	24	24
Number of equity/other investments at period end	7	7

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the six months ended June 30, 2023:

	Balance as of January 1, 2023	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of June 30, 2023
Senior secured loans - first lien	$39,028	$1,382	$(11,626)	$(183)	$28,601
Senior secured loans - second lien	1,126	29	(4,650)	4,067	572
Senior secured bonds	102	—	(62)	(8)	32
Total senior debt	$40,256	$1,411	$(16,338)	$3,876	$29,205
Equity and other	385	4,650	(317)	(4,285)	433
Total	$40,641	$6,061	$(16,655)	$(409)	$29,638

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023		December 31, 2022
Weighted average purchase price of debt investments (1)	87.2%		89.6%
Weighted average duration of debt investments (2)	0.04	years	0.03	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	4.4%		3.1%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.1%		0.3%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.9%		99.7%
Percent of floating rate debt investments with interest rate floors (3)	99.9%		99.8%
Weighted average interest rate floor	5.1%		4.4%
Weighted average coupon spread to base interest rate	586	bps	566	bps
3-month LIBOR	555	bps	477	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	0.1%		0.3%
Weighted average years to maturity	0.3	years	0.8	years

Weighted average effective yields
Senior secured loans - first lien (4)	12.7%		11.5%
Senior secured loans - second lien (4)	40.0%		16.8%
Total debt investments (4)	12.6%		11.7%
Total investments (5)	11.0%		11.7%

(1)	Percent is calculated as a percentage of the par value of debt investments.

(2)	Duration is a measure of a debt investment’s price sensitivity to 100 basis points (“bps”) change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.

(3)	Percent is calculated as a percentage of the fair value of total debt investments.

(4)	Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.

(5)	The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. LIBOR ranged between 5.21% for the 1 Month LIBOR to 5.76% for the 6 Month LIBOR on June 30, 2023. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2023	$8,364	22.6%	$8,386	15.7%
2024	596	1.6	1,853	3.5
2025	9,951	27.0	21,025	39.5
2026	18,007	48.8	21,985	41.3
Total	$36,918	100.0%	$53,249	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$833	$2,119	$1,754	$5,274
Total expenses	562	1,140	1,114	2,243
Net investment income	271	979	640	3,031
Net realized gain (losses)	(409)	1,011	(408)	1,481
Net change in unrealized depreciation	(103)	(3,904)	(71)	(3,933)
Net increase (decrease) in net assets resulting from operations	$(241)	$(1,914)	$161	$579

Investment Income

Interest and dividend income consisted of the following components for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income on debt securities:
Cash interest	$779	$1,990	$1,624	$4,176
PIK interest	7	25	15	104
Net accretion/amortization of discounts/premiums	45	101	96	261
Total interest on debt securities	831	2,116	1,735	4,541
PIK dividend	—	—	—	179
Fee income	2	—	19	—
Total interest and dividend income	$833	$2,116	$1,754	$4,720
Average Investments at cost	$39,349	$98,425	$39,766	$104,684
Average Income Generating Investments at cost (1)	$33,241	$96,496	$34,552	$102,643
Income return (2)	2.50%	2.19%	5.02%	4.60%

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.

The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of June 30, 2023 and June 30, 2022, yield on debt investments at cost was 5.1% and 8.5%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Administrative agency fees	$2	$3	$5	$6
Amendment fees and other	—	—	14	549
Total fee income	$2	$3	$19	$555

Operating Expenses

Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Fixed operating expenses:
Related party reimbursements (1)	$95	$169	$197	$229
Trustees fees	73	71	141	141
Professional services fees (2)	97	193	158	384
Other expenses	67	73	136	144
Total fixed operating expenses	332	506	632	898

Variable operating expenses:
Administrative services (3)	35	40	22	82
Management fee	186	572	441	1,220
Custody services	9	22	19	43
Total variable operating expenses	230	634	482	1,345

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$562	$1,140	$1,114	$2,243

(1)	Related party reimbursements increased due to an increase in resource allocation to Master Fund.

(2)	Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the decrease in professional service fees and management fees. For the three months ended June 30, 2023 and June 30, 2022, there were no borrowing costs.

The decrease in total expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the decrease in professional service fees and management fees. For the six months ended June 30, 2023 and June 30, 2022, there were no borrowing costs.

Net Realized Gains (Losses)

For the three months ended June 30, 2023, we had dispositions and principal repayments of $5.3 million, resulting in net realized losses of 0.5 million. For the six months ended June 30, 2023, we had dispositions and principal repayments of $16.7 million, resulting in net realized losses of 0.4 million. For the three and six months ended June 30, 2023, we had realized losses from our foreign currency forward contracts of $10.0 thousand and and a realized gain of $101.0 thousand, respectively, primarily due the movement of the U.S. dollar against the British pound.

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

For the three and six months ended June 30, 2023 and June 30, 2022, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investments	$(450)	$834	$(524)	$1,463
Foreign currency forward contracts	(10)	178	101	53
Foreign currency transactions	51	(1)	15	(35)
Net realized gains (losses)	$(409)	$1,011	$(408)	$1,481

Changes in Unrealized Appreciation (Depreciation)

For the three and six months ended June 30, 2023 and June 30, 2022, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investments	$(104)	$(3,928)	$2	$(4,209)
Foreign currency forward contracts	5	25	(73)	279
Foreign currency transactions	(4)	(1)	—	(3)
Net change in unrealized appreciation (depreciation)	$(103)	$(3,904)	$(71)	$(3,933)

For the three and six months ended June 30, 2023 and June 30, 2022, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized appreciation on all investments (1)	$567	$474	$5,748	$2,281
Unrealized depreciation on all investments (1)	(671)	(4,402)	(5,746)	(6,490)
Total net change in unrealized appreciation (depreciation) on all investments	$(104)	$(3,928)	$2	$(4,209)

Unrealized appreciation on Level 3 investments only (1)	$57	$474	$327	$2,046
Unrealized depreciation on Level 3 investments only (1)	(490)	(1,248)	(5,102)	(2,435)
Total net change in unrealized depreciation on Level 3 investments only	$(433)	$(774)	$(4,775)	$(389)

(1)	Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement

Our initial investors, who each invested at $9.00 per share, have seen a cumulative 38.56% increase in the value of their investment, or an annualized return of 3.89%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the six months ended June 30, 2023 and June 30, 2022, and the period from commencement to June 30, 2023. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Six Months Ended June 30,		Since Commencement
Company	Date Operations Commenced (2)	2023	2022	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(1.72)%	0.03%	38.56%	3.89%

(1)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our Common Shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.

(2)	Commencement of operations represents the date that we sold our initial Common Shares.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

Off-Balance Sheet Arrangements

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023, we had four unfunded commitments totaling $0.5 million as compared to six unfunded commitments totaling $0.6 million as of December 31, 2022. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash, receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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

Liquidity

Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,405	$8,956
Principal receivable	13	11,499
Unfunded investment commitments	(463)	(625)
Other net working capital (1)	(98)	(118)
Total operational liquidity	$3,857	$19,712

(1)	Other net working capital is the sum of collateral deposits/payable for foreign currency forward contracts, interest and dividend income receivable and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.

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

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	June 30, 2023
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Liquidation of Feeder Funds’ Investments:
GCIF 2016T (1)	$22,696	$22,696	$—	$—	$—
GCIF 2019 (1)	6,713	—	—	6,713	—
Total Liquidation of Feeder Funds’ Investments	$29,409	$22,696	$—	$6,713	$—

(1)	The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund’s ownership interest in the Master Fund as of June 30, 2023. In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

As of June 30, 2023, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.

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

We and our Board of Trustees conduct our fair value determination process on a quarterly basis and any other time when a material decision regarding the fair value of our portfolio investments is required, including in connection with ensuring our compliance with the 1940 Act’s requirements regarding the price at which we issue our Shares. A determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of these portfolio investments may differ materially from the values that would have been determined had a readily available market value existed for such investments. Further, such investments are generally less liquid than exchange-traded securities. If we were required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, we could realize significantly less than the fair value recorded by us.

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Investments classified as Level 3 fair value	$23,392	$25,636
Total investments at fair value	$29,638	$40,641
Total assets	$34,569	$62,145
Percentage of investment portfolio classified as Level 3 fair value	78.9%	63.1%
Percentage of total assets classified as Level 3 fair value	67.7%	41.3%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2023 and December 31, 2022 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments’ valuation from an increase or decrease in the associated unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended June 30, 2023 and June 30, 2022:

	June 30, 2023	June 30, 2022
Fair Value of Level 3 Investments at Year End	$23,392	$59,193
Fair Value Assuming a 5% Increase in Value	24,562	62,153

Increase in unrealized appreciation	1,170	2,960
Increase in management fees (1)	(10)	(26)
Increase in performance based incentive fee (2)	(234)	(592)
Increase in net assets resulting from operations	$926	$2,342

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,594,125
Common Shares outstanding at the end of the Year	25,594,125	25,594,125

Increase in earnings per Common Share	$0.04	$0.09
Increase in net asset value per Common Share	$0.04	$0.09

(1)	Increases in management fees for the periods ended June 30, 2023 and June 30, 2022 represent only 12 months’ worth of the change to the Master Fund’s management fees.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 99.9% of our debt investments (98.4% of our total investments), or $29.2 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., LIBOR), assuming no changes in the composition of our investment portfolio and capital structure as of June 30, 2023.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$—	$—	$—
+50 bps	98	98	—
+100 bps	256	256	0.01
+150 bps	419	419	0.02
+200 bps	582	582	0.02

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of August 9, 2023, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2023, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

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

Guggenheim Credit Income Fund

Date: August 9, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 10 as filed on November 5, 2014.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

10.1	Amended and Restated Investment Advisory Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99 (g)(1) filed with Post-Effective Amendment No. 5 to Guggenheim Credit Income Fund - I’s registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.)

10.2	Amended and Restated Investment Sub-Advisory Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99 (g)(2) filed with Post-Effective Amendment No. 5 to Guggenheim Credit Income Fund - I’s registration statement on Form N-2 (File No. 333-198667) filed on April 25, 2017.)

10.3	Interim Investment Advisory Agreement between Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 15, 2017.)

10.4	Investment Advisory Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed October 23, 2017.)

10.5	Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Form 10-Q as filed on May 12, 2017.)

10.6	Administrative Services Agreement by and between Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Form 8-K on August 15, 2017.)

10.7	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with the Registrants Form 10-K (File No. 814-01117) as filed on March 12, 2019.)

10.8	Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund 2016 T and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Guggenheim Credit Income Fund 2016 T’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.9	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Form 8-K on August 15, 2017.)

10.10	Form of Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99 (k)(4) filed with Pre-Effective Amendment No. 4 to Guggenheim Credit Income Fund 2016 T’s registration statement on Form N-2 (File 333-198882) filed on July 17, 2015.)

10.11	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Form 8-K on August 15, 2017.)

10.12	Second Amended and Restated Loan Agreement, dated as of June 29, 2018, by and among Hamilton Finance LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 6, 2018.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

14.2	Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)