Form 10-Q
period 2024-09-30
GUGGENHEIM CREDIT INCOME FUND
filed 2024-11-13
CIK 1618697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 25,594,125 common shares outstanding as of November 13, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Investments at fair value (amortized cost of $14,463 and $31,061, respectively)	$9,494	$23,926
Cash and cash equivalents	2,343	3,688
Interest and dividend income receivable	171	308
Principal receivable	31	51
Receivable from related parties	5	7
Prepaid expenses and other assets	92	281
Total assets	$12,136	$28,261

Liabilities
Accrued management fee	$37	$83
Payable to related parties	82	75
Accrued professional services fees	215	299
Accounts payable, accrued expenses and other liabilities	33	27
Total liabilities	367	484
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$11,769	$27,777

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$26	$26
Paid-in-capital in excess of par value	29,981	44,824
Accumulated loss, net of distributions	(18,238)	(17,073)
Net assets	$11,769	$27,777
Net asset value per Common Share (NAV)	$0.46	$1.09

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Interest income	$404	$865	$1,321	$2,585
PIK interest income	122	165	473	180
Fee income	2	2	5	20
Total investment income	528	1,032	1,799	2,785
Operating Expenses
Management fee	55	156	290	597
Administrative services	21	22	64	44
Custody services	8	7	24	26
Trustees fees	49	74	147	215
Related party reimbursements	82	92	253	290
Professional services fees	114	106	339	263
Other expenses	117	70	421	205
Total expenses	446	527	1,538	1,640
Net investment income	82	505	261	1,145
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	22	(343)	(3,334)	(866)
Foreign currency forward contracts	—	—	—	101
Foreign currency transactions	—	—	—	15
Net realized gains (losses)	22	(343)	(3,334)	(750)
Net change in unrealized appreciation (depreciation) on:
Investments	(1,023)	775	2,165	776
Foreign currency forward contracts	—	—	—	(73)
Foreign currency transactions	1	(1)	1	(1)
Net change in unrealized appreciation (depreciation)	(1,022)	774	2,166	702
Net realized and unrealized gains (losses)	(1,000)	431	(1,168)	(48)
Net increase (decrease) in net assets resulting from operations	$(918)	$936	$(907)	$1,097
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$—	$0.02	$0.01	$0.04
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.04)	$0.04	$(0.04)	$0.04
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,594,125	25,594,125	25,594,125
Distributions per Common Share outstanding	$0.59	$—	$0.59	$1.07

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net
	Shares	Amount	Value	of Distributions	Total
Balance at December 31, 2023	25,594,125	$26	$44,824	$(17,073)	$27,777
Operations:
Net investment income	—	—	—	176	176
Net realized gain	—	—	—	67	67
Net change in unrealized appreciation	—	—	—	405	405
Net increase in net assets resulting from operations	—	—	—	648	648
Net increase for the period	—	—	—	648	648
Balance at March 31, 2024	25,594,125	$26	$44,824	$(16,425)	$28,425
Operations:
Net investment income	—	—	—	3	3
Net realized loss	—	—	—	(3,423)	(3,423)
Net change in unrealized appreciation	—	—	—	2,783	2,783
Net decrease in net assets resulting from operations	—	—	—	(637)	(637)
Shareholder distributions:
Distributions from earnings	—	—	—	(179)	(179)
Distributions representing a return of capital	—	—	(14,922)	—	(14,922)
Net decrease in net assets resulting from shareholder distributions	—	—	(14,922)	(179)	(15,101)
Net decrease for the period	—	—	(14,922)	(816)	(15,738)
Balance at June 30, 2024	25,594,125	$26	$29,902	$(17,241)	$12,687
Operations:
Net investment income	—	—	—	82	82
Net realized gain	—	—	—	22	22
Net change in unrealized depreciation	—	—	—	(1,022)	(1,022)
Net increase (decrease) in net assets resulting from operations	—	—	—	(918)	(918)
Shareholder distributions:
Distributions from earnings	—	—	—	(79)	(79)
Distributions representing a return of capital	—	—	79	—	79
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	79	(79)	—
Net increase (decrease) for the period	—	—	79	(997)	(918)
Balance at September 30, 2024	25,594,125	$26	$29,981	$(18,238)	$11,769

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net
	Shares	Amount	Value	of Distributions	Total
Balance at December 31, 2022	25,594,125	$26	$78,102	$(16,855)	$61,273
Operations:
Net investment income	—	—	—	369	369
Net realized gains	—	—	—	1	1
Net change in unrealized appreciation	—	—	—	32	32
Net increase in net assets resulting from operations	—	—	—	402	402
Shareholder distributions:
Distributions from earnings	—	—	—	(428)	(428)
Distributions representing a return of capital	—	—	(16,976)	—	(16,976)
Net decrease in net assets resulting from shareholder distributions	—	—	(16,976)	(428)	(17,404)
Net decrease for the period	—	—	(16,976)	(26)	(17,002)
Balance at March 31, 2023	25,594,125	$26	$61,126	$(16,881)	$44,271
Operations:
Net investment income	—	—	—	271	271
Net realized losses	—	—	—	(409)	(409)
Net change in unrealized depreciation	—	—	—	(103)	(103)
Net decrease in net assets resulting from operations	—	—	—	(241)	(241)
Shareholder distributions:
Distributions from earnings	—	—	—	(309)	(309)
Distributions representing a return of capital	—	—	(9,675)	—	(9,675)
Net decrease in net assets resulting from shareholder distributions	—	—	(9,675)	(309)	(9,984)
Net decrease for the period	—	—	(9,675)	(550)	(10,225)
Balance at June 30, 2023	25,594,125	$26	$51,451	$(17,431)	$34,046
Operations:
Net investment income	—	—	—	505	505
Net realized gains	—	—	—	(343)	(343)
Net change in unrealized depreciation	—	—	—	774	774
Net increase in net assets resulting from operations	—	—	—	936	936
Net decrease for the period	—	—	—	936	936
Balance at September 30, 2023	25,594,125	$26	$51,451	$(16,495)	$34,982

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$(907)	$1,097
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(473)	(180)
Amortization of premium/accretion of discount, net	(25)	(126)
Proceeds from sales of investments	1,150	23,251
Proceeds from paydowns on investments	12,717	3,817
Net receipt of settlement of derivatives	—	115
Net payment of settlement of derivatives	—	(13)
Net realized losses on derivatives	—	(101)
Purchases of investments	(104)	(10,143)
Net realized gains on investments	3,334	866
Net change in unrealized appreciation on investments	(2,166)	(776)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	73
(Increase) decrease in operating assets:
Interest and dividend income receivable	137	394
Principal receivable	20	11,426
Receivable from related parties	2	4
Prepaid expenses and other assets	188	203
Increase (decrease) in operating liabilities:
Accrued management fee	(46)	(161)
Payable to related parties	7	(4)
Accrued professional services fees	(84)	(143)
Accounts payable, accrued expenses and other liabilities	6	(16)
Net cash provided by (used in) operating activities	13,756	29,583
Financing activities
Distributions paid	(15,101)	(27,388)
Net cash used in (provided by) financing activities	(15,101)	(27,388)
Net increase (decrease) in cash and cash equivalents	(1,345)	2,195
Cash and cash equivalents, beginning of period	3,688	8,956
Cash and cash equivalents, end of period	$2,343	$11,151

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 79.7%
Automotive
Accuride Corporation	(10)	Senior Secured Loans - First Lien	S+6.87%	11.93%	5/18/2026	$3,569	$3,569	$2,415	20.5%
Total Automotive							3,569	2,415	20.5%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.00%	8.75%	6/26/2026	948	943	944	8.0%
Total Chemicals, Plastics & Rubber							943	944	8.0%
Energy: Oil & Gas
Basic Energy Services Inc	(12)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,451	43	0.4%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	S+8.00%	12.96%	11/23/2025	248	204	247	2.1%
Total Energy: Oil & Gas							1,655	290	2.5%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.93%	2/21/2026	3,856	3,822	2,507	21.3%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.93%	2/21/2026	1,086	1,076	706	6.0%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.93%	2/21/2026	147	147	96	0.8%
Polyvision Corp. (Revolver)	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.93%	2/21/2026	1,006	939	654	5.6%
Total Metals & Mining							5,984	3,963	33.8%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.95%	6/30/2026	995	895	857	7.3%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.95%	6/30/2026	466	261	158	1.3%
Save-a-Lot	(10)(11)	Senior Secured Loans - First Lien	S+8.00%	12.96%	6/30/2026	957	585	279	2.4%
Total Retail							1,741	1,294	11.0%
Services: Business
PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+7.75%	13.15%	10/20/2025	45	45	32	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+7.75%	13.15%	10/20/2025	28	28	22	0.2%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+7.75%	13.15%	10/20/2025	65	65	51	0.4%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	S+7.75%	13.15%	10/20/2025	437	431	344	2.9%
Total Business Services							569	449	3.8%

Total Debt Investments							$14,461	$9,355	79.7%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

September 30, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Equity investments - 1.2%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	2	—%
Total Energy: Oil & Gas							—	2	—%
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		2,464,384	—	18	0.2%
Total Retail							—	18	0.2%
Service: Businesses
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	1	62	0.5%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	1	57	0.5%
Total Service: Businesses							2	119	1.0%
Total Equity Investments							$2	$139	1.2%

Total Investments - 80.9%							$14,463	$9,494	80.9%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to Secured Overnight Financing Rate (“SOFR”) (denoted as “S”). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over SOFR based on each respective credit agreement. As of September 30, 2024, SOFR rates ranged between 5.14% for 1-month SOFR to 5.36% for 6-month SOFR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2024.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of September 30, 2024, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $0.2 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $6.7 million; the net unrealized depreciation was $6.5 million; the aggregate cost of securities for Federal income tax purposes was $16.0 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of September 30, 2024 (see Note 8. Commitments and Contingencies).

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Accuride Corporation	S+6.87%	5.87%	S+1.00%	The Portfolio Company may elect PIK up to 5.87%.
Permian Production Partners	S+8.00%	2.00%	S+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+8.50%	5.50%	S+3.00%	The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp.	S+8.50%	5.50%	S+3.00%	The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp. (Delayed Draw)	S+8.50%	5.50%	S+3.00%	The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp. (Revolver)	S+8.50%	5.50%	S+3.00%	The Portfolio Company may elect PIK up to 5.50%.
Save-A-Lot	S+8.00%	2.00%	S+6.00%	The Portfolio Company may elect PIK up to 2.00%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	Investment was on non-accrual status as of September 30, 2024, meaning that the Master Fund has ceased recognizing interest income on these investments. As of September 30, 2024, debt investments on non-accrual status represented 10.0% and 0.5% of total investments on an amortized cost basis and fair value basis, respectively.

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

Note 1. Principal Business and Organization

Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund’s investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market United States (U.S.) companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the ”1940 Act”). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares (“Shares” or “Common Shares”) to one or more affiliated feeder funds in a continuous series of private placement transactions.

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

Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of September 30, 2024, the Master Fund’s cash equivalents of $2.3 million were held in a U.S. Bank money market deposit account. As of December 31, 2023, the Master Fund’s cash equivalents of $3.7 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.

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

The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, open U.S. Federal and state income tax years include the tax years ended December 31, 2021 through December 31, 2023. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$13,010	$9,312	98.0%	$24,954	$23,330	97.4%
Senior secured bonds	1,451	43	0.5	1,458	21	0.1
Total senior debt	$14,461	$9,355	98.5%	$26,412	$23,351	97.5%
Equity and other	2	139	1.5	4,649	575	2.5
Total investments	$14,463	$9,494	100.0%	$31,061	$23,926	100.0%

Notes to Consolidated Financial Statements (UNAUDITED)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2024 and December 31, 2023, respectively, with corresponding percentages of total investments at fair value:

	September 30, 2024			December 31, 2023
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$571	$568	6.0%	$12,884	$8,587	35.9%
Consumer Goods: Non-Durable	—	—	—	4,543	4,479	18.7
Metals & Mining	5,984	3,963	41.7	5,807	5,033	21.0
Automotive	3,569	2,415	25.5	3,460	2,870	12.0
Retail	1,741	1,312	13.8	1,662	1,572	6.6
Chemicals, Plastics & Rubber	943	944	9.9	949	950	4.0
Energy: Oil & Gas	1,655	292	3.1	1,756	435	1.8
Total investments	$14,463	$9,494	100.0%	$31,061	$23,926	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of September 30, 2024 and December 31, 2023:

Geographic Dispersion	September 30, 2024	December 31, 2023
United States of America	100.0%	100.0%
Total investments	100.0%	100.0%

Note 4. Derivative Instruments

The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. As of September 30, 2024, there are no open foreign currency forward contracts.

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the three and nine months ended September 30, 2024 and September 30, 2023:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement Location	2024	2023	2024	2023
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$—	$—	$—	$101
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized (depreciation) on foreign currency forward contracts	—	—	—	(73)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$—	$—	$—	$28

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

Note 5. Fair Value of Financial Instruments

The following tables present the segmentation of the investment portfolio at fair value, as of September 30, 2024 and December 31, 2023, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$2,415	$6,897	$9,312
Senior secured loans - second lien	—	—	—	—
Senior secured bonds	—	43	—	43
Total senior debt	$—	$2,458	$6,897	$9,355
Equity and other	—	—	139	139
Total investments	$—	$2,458	$7,036	$9,494
Percentage	0.0%	25.9%	74.1%	100.0%

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$3,275	$20,055	$23,330
Senior secured loans - second lien	—	—	—	—
Senior secured bonds	—	21	—	21
Total senior debt	$—	$3,296	$20,055	$23,351
Equity and other	—	—	575	575
Total investments	$—	$3,296	$20,630	$23,926
Percentage	0.0%	13.8%	86.2%	100.0%

Notes to Consolidated Financial Statements (UNAUDITED)

Significant Level 3 Unobservable Inputs

The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of September 30, 2024 and December 31, 2023:

September 30, 2024
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$857	Yield analysis	Yield	22.39%	22.39%	Decrease
	$5,356	Discounted cash flow	Discount Rate	19.86%	9.55% - 22.95%	Decrease
	$437	Recovery analysis	Recovery Percentage	52.15%	52.15%	Increase
Equity/Other	$2	Market comparable	Cash Flow Multiple	4.6x	4.6x	Increase
		Market comparable	Oil production multiple (5)	26333x	26333x	Increase
		Market comparable	Oil reserve multiple (6)	9.9x	9.9x	Increase
	$119	Discounted cash flow	Discount Rate	17.63%	17.63%	Decrease
	$18	Market comparable	EBITDA Multiple	5.15x	4.8x-5.5x	Increase
Total	$6,789

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2024, the Master Fund held no investments of this nature.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

December 31, 2023
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$853	Yield analysis	Yield	19.96%	19.96%	Decrease
	$18,501	Discounted cash flow	Discount Rate	15.29%	9.55% - 22.95%	Decrease
	$701	Recovery analysis	Recovery Percentage	52.15%	52.15	Decrease
Equity/Other	$9	Market comparable	Cash Flow Multiple	4.6x	4.6x	Increase
	$18	Market comparable	EBITDA Multiple	5.15x	4.8x - 5.5x	Increase
		Market comparable	Oil production multiple (5)	26333x	26333x	Increase
		Market comparable	Oil reserve multiple (6)	9.9x	9.9x	Increase
	$548	Discounted cash flow	Discount Rate	17.63%	17.63%	Decrease
Total	$20,630

Notes to Consolidated Financial Statements (UNAUDITED)

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2023, the Master Fund held no investments of this nature.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30, 2024
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of July 1, 2024	$7,664	$—	$—	$141	$7,805
Additions (1)	86	—	—	—	86
Sales and repayments (2)	(175)	—	—	—	(175)
Net realized gains (3)	22	—	—	—	22
Net change in unrealized depreciation on investments (4)	(713)	—	—	(2)	(715)
Net discount accretion	13	—	—	—	13
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	—
Fair value balance as of September 30, 2024	$6,897	$—	$—	$139	$7,036
Change in net unrealized depreciation on investments held as of September 30, 2024	$(713)	$—	$—	$(1)	$(714)

Notes to Consolidated Financial Statements (UNAUDITED)

	For the Nine Months Ended September 30, 2024
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2024	$20,055	$—	$—	$575	$20,630
Additions (1)	464	—	—	—	464
Sales and repayments (2)	(12,643)	—	—	(1,142)	(13,785)
Net realized gains (losses) (3)	150	—	—	(3,506)	(3,356)
Net change in unrealized appreciation (depreciation) on investments (4)	(1,483)	—	—	4,212	2,729
Net discount accretion	13	—	—	—	13
Transfers into Level 3 (5)	341	—	—	—	341
Transfers out of Level 3 (6)	—	—	—	—	—
Fair value balance as of September 30, 2024	$6,897	$—	$—	$139	$7,036
Change in net unrealized appreciation (depreciation) on investments held as of September 30, 2024	$(1,542)	$—	$—	$118	$(1,424)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the three and nine months ended September 30, 2024, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation or to a market or income approach based model.

(6)	For the three and nine months ended September 30, 2024, there were no investments transferred from Level 3 to Level 2.

	For the Three Months Ended September 30, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of July 1, 2023	$22,408	$572	$—	$412	$23,392
Additions (1)	146	30	—	—	176
Sales and repayments (2)	(2,430)	—	—	—	(2,430)
Net realized gains (3)	37	—	—	—	37
Net change in unrealized depreciation on investments (4)	(273)	(118)	—	42	(349)
Net discount accretion	17	—	—	—	17
Fair value balance as of September 30, 2023	$19,905	$484	$—	$454	$20,843
Change in net unrealized depreciation on investments held as of September 30, 2023	$(283)	$(118)	$—	$41	$(360)

Notes to Consolidated Financial Statements (UNAUDITED)

	For the Nine Months Ended September 30, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2023	$25,149	$—	$102	$385	$25,636
Additions (1)	1,000	602	—	4,650	6,252
Sales and repayments (2)	(7,684)	—	—	(317)	(8,001)
Net realized gains (3)	72	—	—	317	389
Net change in unrealized depreciation on investments (4)	(454)	(118)	—	(4,551)	(5,123)
Net discount accretion	54	—	—	—	54
Transfers into Level 3 (5)	1,768	—	—	—	1,768
Transfers out of Level 3 (6)	—	—	(102)	(30)	(132)
Fair value balance as of September 30, 2023	$19,905	$484	$—	$454	$20,843
Change in net unrealized depreciation on investments held as of September 30, 2023	$(463)	$—	$—	$(71)	$(534)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the three and nine months ended September 30, 2023, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

(6)	For the three and nine months ended September 30, 2023, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2024 and September 30, 2023:

Notes to Consolidated Financial Statements (UNAUDITED)

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Related Party (1) (2)	Source Agreement & Description	2024	2023	2024	2023
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$55	$156	$290	$597
Guggenheim	Administrative Services Agreement - expense reimbursement	82	92	253	290
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	2	2	5	6

(1)	Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund’s consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

(2)	As of September 30, 2024 and September 30, 2023, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Co-Investment Transactions Exemptive Relief

The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.

Indemnification

The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of September 30, 2024 and December 31, 2023, management believes that the risk of incurring any losses for such indemnifications is remote.

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

Note 8. Commitments and Contingencies

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2024 and December 31, 2023, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	September 30, 2024	December 31, 2023
Galls LLC (Revolver)	—	270
PSI Services LLC (Revolver)	15	—	(2)
Total Unfunded Commitments	$15	$270

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	Amount is less than $1,000.

Notes to Consolidated Financial Statements (UNAUDITED)

Note 9. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2024 and September 30, 2023:

	For the Nine Months Ended September 30,
	2024	2023
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$1.09	$2.39
Net investment income (1)	0.01	0.04
Net realized losses (1)	(0.13)	(0.02)
Net change in unrealized appreciation (2)	0.08	0.03
Net increase (decrease) resulting from operations	(0.04)	0.05
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.01)	(0.04)
Distributions representing return of capital	(0.58)	(1.03)
Net decrease resulting from distributions	(0.59)	(1.07)
Net asset value, end of period	$0.46	$1.37

INVESTMENT RETURNS
Total investment return (4)	(7.20)%	2.86%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$11,769	$34,982
Average net assets (5)	$21,761	$45,552
Common Shares outstanding, end of period	25,594,125	25,594,125
Weighted average Common Shares outstanding	25,594,125	25,594,125

Ratios-to-average net assets: (5)
Total operating expenses	7.07%	3.60%
Net investment income	1.20%	2.51%

Portfolio turnover rate (5) (6)	0.72%	32.22%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

Notes to Consolidated Financial Statements (UNAUDITED)

(5)	The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

Note 10. Distributions

The following table summarizes the distributions that the Master Fund declared on its Common Shares during the nine months ended September 30, 2024 and September 30, 2023:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2024
June 20	June 21	$0.59000	$0.59000	$15,101
			$0.59000	$15,101

For Calendar Year 2023
March 20	March 21	$0.68000	$0.68000	$17,404
June 20	June 22	0.39000	0.39000	9,984
			$1.07000	$27,388

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

For the Master Fund, as of November 13, 2024, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through November 13, 2024	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of year	10	—	—
Number of Portfolio Companies at end of period	8	—	—
YTD Portfolio sales and repayments ($ in thousands)	$13,867	$—	$—
Percentage of December 31, 2020 NAV Declared through November 13, 2024	103.40%	102.40%	99.60%
Net Assets at beginning of Year ($ in thousands)	$27,777	$18,397	$6,097
Net Assets at end of Period ($ in thousands)	$11,769	$8,139	$2,755
Net asset value per share at end of period	$0.46	$0.50	$1.59

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

Financial and Operating Highlights

The following tables present financial and operating highlights (i) as of September 30, 2024 and December 31, 2023 and (ii) for the nine months ended September 30, 2024 and September 30, 2023:

	As of
	September 30, 2024	December 31, 2023
Total assets	$12,136	$28,261
Adjusted total assets (total assets net of payable for investments purchased)	$12,136	$28,261
Investments in portfolio companies, at fair value	$9,494	$23,926
Net assets	$11,769	$27,777
Net asset value per Common Share	$0.46	$1.09

	For the Nine Months Ended September 30,
	2024	2023
Average net assets	$21,761	$45,552
Cost of investments purchased	$104	$10,143
Sales of investments	$1,150	$23,251
Principal payments	$12,717	$3,817
Net investment income	$261	$1,145
Net realized losses	$(3,334)	$(750)
Net change in unrealized appreciation	$2,166	$702
Net increase (decrease) in net assets resulting from operations	$(907)	$1,097
Total distributions to shareholders	$15,101	$27,388
Net investment income per Common Share - basic and diluted	$0.01	$0.04
Earning (loss) per Common Share - basic and diluted	$(0.04)	$0.04
Distributions per Common Share	$0.59	$1.07

Portfolio and Investment Activity for the Three and nine Months Ended September 30, 2024

The following table presents our portfolio company activity for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Portfolio companies at beginning of period	8	10
Number of exited portfolio companies	—	(2)
Portfolio companies at period end	8	8

Number of debt investments at period end	15	15
Number of equity/other investments at period end	4	4

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the nine months ended September 30, 2024:

	Balance as of January 1, 2024	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of September 30, 2024
Senior secured loans - first lien	$23,330	$104	$(12,717)	$(1,405)	$9,312
Senior secured bonds	21	—	(8)	30	43
Total senior debt	$23,351	$104	$(12,725)	$(1,375)	$9,355
Equity and other	575	—	(1,142)	706	139
Total	$23,926	$104	$(13,867)	$(669)	$9,494

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024		December 31, 2023
Weighted average purchase price of debt investments (1)	79.2%		86.5%
Weighted average duration of debt investments (2)	0.03	years	0.03	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	10.0%		10.0%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.5%		0.1%
Number of debt investments on non-accrual status	1		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.5%		99.9%
Percent of floating rate debt investments with interest rate floors (3)	86.5%		93.9%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	583	bps	578	bps
3-month SOFR	530	bps	536	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	0.5%		0.1%
Weighted average years to maturity	—	years	2.1	years

Weighted average effective yields
Senior secured loans - first lien (4)	15.7%		14.0%
Total debt investments (4)	14.2%		13.3%
Total investments (5)	14.2%		11.3%

(1)	Percent is calculated as a percentage of the par value of debt investments.

(2)	Duration is a measure of a debt investment’s price sensitivity to 100 basis points (“bps”) change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.

(3)	Percent is calculated as a percentage of the fair value of total debt investments.

(4)	Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.

(5)	The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. SOFR ranged between 5.14% for the 1 Month SOFR to 5.36% for the 6 Month SOFR on September 30, 2024. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2024	—	—	331	1.1
2025	822	5.9	4,937	16.3
2026	13,030	94.1	20,724	68.4
Total	$13,852	100.0%	$30,283	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$528	$1,032	$1,799	$2,785
Total expenses	446	527	1,538	1,640
Net investment income	82	505	261	1,145
Net realized gains (losses)	22	(343)	(3,334)	(750)
Net change in unrealized appreciation (depreciation)	(1,022)	774	2,166	702
Net increase (decrease) in net assets resulting from operations	$(918)	$936	$(907)	$1,097

Investment Income

Interest and dividend income consisted of the following components for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income on debt securities:
Cash interest	$391	$836	$1,295	$2,459
PIK interest	122	165	473	180
Net accretion/amortization of discounts/premiums	13	29	26	126
Total interest on debt securities	526	1,030	1,794	2,765
Fee income	2	2	5	20
Total interest and dividend income	$528	$1,032	$1,799	$2,785
Average Investments at cost	$14,511	$31,017	$22,302	$36,850
Average Income Generating Investments at cost (1)	$13,059	$24,909	$14,681	$31,338
Income return (2)	4.03%	4.13%	12.20%	8.82%

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.

The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of September 30, 2024 and September 30, 2023, yield on debt investments at cost was 14.2% and 11.2%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Administrative agency fees	$2	$2	$5	$6
Amendment fees and other	—	—	—	14
Total fee income	$2	$2	$5	$20

Operating Expenses

Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed operating expenses:
Related party reimbursements (1)	$82	$92	$253	$290
Trustees fees	49	74	147	215
Professional services fees (2)	114	106	339	263
Other expenses	117	70	421	205
Total fixed operating expenses	362	342	1,160	973

Variable operating expenses:
Administrative services (3)	21	22	64	44
Management fee	55	156	290	597
Custody services	8	7	24	26
Total variable operating expenses	84	185	378	667

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$446	$527	$1,538	$1,640

(1)	Related party reimbursements decreased due to a decrease in resource allocation to Master Fund.

(2)	Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the decrease in management fees. For the three months ended September 30, 2024 and September 30, 2023, there were no borrowing costs.

The decrease in total expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the decrease in management fees. For the nine months ended September 30, 2024 and September 30, 2023, there were no borrowing costs.

Net Realized Gains (Losses)

For the three months ended September 30, 2024, we had dispositions and principal repayments of $(0.18) million, resulting in net realized gain of $0.2 million. For the nine months ended September 30, 2024, we had dispositions and principal repayments of $13.87 million, resulting in net realized losses of $(3.33) million.

For the three months ended September 30, 2023, we had dispositions and principal repayments of $10.5 million, resulting in net realized losses of $0.3 million. For the nine months ended September 30, 2023, we had dispositions and principal repayments of $27.1 million, resulting in net realized losses of $0.9 million. For the three and nine months ended September 30, 2023, we had realized losses from our foreign currency forward contracts of $0.0 thousand and and a realized gain of $101.0 thousand, respectively, primarily due the movement of the U.S. dollar against the British pound.

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investments	$22	$(343)	$(3,334)	$(866)
Foreign currency forward contracts	—	—	—	101
Foreign currency transactions	—	—	—	15
Net realized gains (losses)	$22	$(343)	$(3,334)	$(750)

Changes in Unrealized Appreciation (Depreciation)

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investments	$(1,023)	$775	$2,165	$776
Foreign currency forward contracts	—	—	—	(73)
Foreign currency transactions	1	(1)	1	(1)
Net change in unrealized appreciation (depreciation)	$(1,022)	$774	$2,166	$702

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized appreciation on all investments (1)	$40	$1,626	$4,496	$7,373
Unrealized depreciation on all investments (1)	(1,063)	(851)	(2,331)	(6,597)
Total net change in unrealized appreciation (depreciation) on all investments	$(1,023)	$775	$2,165	$776

Unrealized appreciation on Level 3 investments only (1)	$19	$80	$4,468	$408
Unrealized depreciation on Level 3 investments only (1)	(734)	(429)	(1,739)	(5,531)
Total net change in unrealized appreciation (depreciation) on Level 3 investments only	$(715)	$(349)	$2,729	$(5,123)

(1)	Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement

Our initial investors, who each invested at $9.00 per share, have seen a cumulative 33.05% increase in the value of their investment, or an annualized return of 2.96%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the nine months ended September 30, 2024 and September 30, 2023, and the period from commencement to September 30, 2024. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Nine Months Ended September 30,		Since Commencement
Company	Date Operations Commenced (2)	2024	2023	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(7.20)%	2.86%	33.05%	2.96%

(1)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our Common Shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.

(2)	Commencement of operations represents the date that we sold our initial Common Shares.

Off-Balance Sheet Arrangements

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024, we had one unfunded commitment totaling $15.0 thousand as compared to two unfunded commitments totaling $0.3 million as of December 31, 2023. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash, receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

Financial Condition, Liquidity and Capital Resources

Our primary sources of cash and cash equivalents may include: (i) borrowings under various financing arrangements, (ii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iii) principal repayments and sale proceeds from our investments.

Our primary uses of cash and cash equivalents may include: (i) investments in portfolio companies, (ii) payments of operating expenses, (iii) interest payments on, and repayment of, borrowings, (iv) cash distributions to our shareholders and (v) periodic repurchases of our Shares pursuant to our share repurchase program.

Liquidity

Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$2,343	$3,688
Principal receivable	31	51
Unfunded investment commitments	(15)	(270)
Other net working capital (1)	(191)	(169)
Total operational liquidity	$2,168	$3,300

(1)	Other net working capital is the sum of collateral deposits/payable for foreign currency forward contracts, interest and dividend income receivable and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.

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

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	September 30, 2024
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Liquidation of Feeder Funds’ Investments:
GCIF 2016T (1)	$7,846	$7,846	$—	$—	$—
GCIF 2019 (1)	2,321	2,321			—
Total Liquidation of Feeder Funds’ Investments	$10,167	$10,167	$—	$—	$—

(1)	The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund’s ownership interest in the Master Fund as of September 30, 2024. In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

As of September 30, 2024, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.

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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Investments classified as Level 3 fair value	$7,036	$20,630
Total investments at fair value	$9,494	$23,926
Total assets	$12,136	$28,261
Percentage of investment portfolio classified as Level 3 fair value	74.1%	86.2%
Percentage of total assets classified as Level 3 fair value	58.0%	73.0%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2024 and December 31, 2023 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments’ valuation from an increase or decrease in the associated unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
Fair Value of Level 3 Investments at Period End	$7,036	$20,843
Fair Value Assuming a 5% Increase in Value	7,388	21,885

Increase in unrealized appreciation	352	1,042
Decrease in management fees (1)	(5)	(14)
Decrease in performance based incentive fee (2)	(70)	(208)
Increase in net assets resulting from operations	$277	$820

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,594,125
Common Shares outstanding at the end of the Year	25,594,125	25,594,125

Increase in earnings per Common Share	$0.01	$0.03
Increase in net asset value per Common Share	$0.01	$0.03

(1)	Increases in management fees for the periods ended September 30, 2024 and September 30, 2023 represent only 12 months’ worth of the change to the Master Fund’s management fees.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 99.5% of our debt investments (98.1% of our total investments), or $9.3 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., SOFR), assuming no changes in the composition of our investment portfolio and capital structure as of September 30, 2024.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(69)	$(69)	0.00
+50 bps	69	69	0.00
+100 bps	139	139	0.01
+150 bps	208	208	0.01
+200 bps	277	277	0.01

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 13, 2024, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) The Master Fund had implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 30, 2021.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guggenheim Credit Income Fund

Date:	November 13, 2024	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2024	By:	/s/ James Howley
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