Form 10-K
period 2024-12-31
GUGGENHEIM CREDIT INCOME FUND
filed 2025-03-31
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The registrant has no active market for its common shares. As of December 31, 2024, non-affiliates held 708,500 of the outstanding common shares with an aggregate market value of $0.2 million based on a net asset value of $0.29 per common share.

The registrant had 25,594,125 common shares outstanding as of March 28, 2025.

Documents Incorporated by Reference

None.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I. Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part I. Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

2

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

For the Master Fund, as of March 28, 2025, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

3

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 28, 2025	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of Year	10	—	—
Number of Portfolio Companies at end of Year	7	—	—
YTD Portfolio sales and repayments ($ in thousands)	$14,171	$—	$—
Cumulative Liquidating Distributions Declared through March 28, 2025 ($ in thousands)	$(200,146)	$(133,148)	$(39,188)
Percentage of December 31, 2020 NAV Declared through March 28, 2025	103.40%	102.40%	99.60%
Net Assets at beginning of Year ($ in thousands)	$27,777	$18,397	$6,097
Net Assets at end of Year ($ in thousands)	$7,536	$5,191	$1,851
Net asset value per share at end of Year	$0.29	$0.32	$1.07

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications as RICs under Subchapter M of the Code. See Note 14. Subsequent Events for additional information.

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
4

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

5

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

Investment Advisor and Investment Advisory Agreement and Administrative Services Agreement

About Our Advisor

Our investment advisor is Guggenheim, which is responsible for the overall management of our investment activities, and the day-to-day management of our investment portfolio. Under the overall supervision of our Board of Trustees, Guggenheim provides (i) investment advisory services under an investment advisory agreement with us (the “Investment Advisory Agreement”), and (ii) administrative services under an administrative services agreement with us (the “Administrative Services Agreement”). See “Investment Advisory Agreement and Administrative Services Agreement.” Since our inception through September 10, 2017, Guggenheim served as our investment sub-advisor alongside Carey Credit Advisors, LLC (“CCA”) serving as our investment advisor. Guggenheim was appointed as the successor advisor subsequent to the resignation of CCA. See Note 1. Principal Business and Organization for a discussion of investment advisor changes in 2017.

Guggenheim Investments represents the investment management businesses of Guggenheim Partners, LLC (“Guggenheim Partners”) and includes Guggenheim, an SEC-registered investment adviser. Guggenheim Partners is a privately-held, global financial services firm with over 2,200 employees and more than $330 billion in assets under management* as of December 31, 2024. It produces customized solutions for its clients, which include institutions, governments and agencies, corporations, insurance companies, investment advisors, family offices and individual investors.

Guggenheim Investments manages $243+ billion* in assets across fixed income, equity and alternatives as of December 31, 2024. Its 220+ investment professionals perform research to understand market trends and identify undervalued opportunities in areas that are often complex and underfollowed. This approach to investment management has enabled Guggenheim to deliver long-term results to its clients.

Within Guggenheim Investments is the Guggenheim Corporate Credit Team, which is responsible for all corporate credit strategies and asset management of $207 billion. A unified credit platform is utilized for all strategies and is organized by industry as opposed to asset class, which increases its ability to uncover relative value opportunities and to identify and source opportunities. The scale of the platform, combined with the expertise across a wide range of industries and in-house legal resources, allows Guggenheim to be a solution provider to the market and maintain an active pipeline of investment opportunities.

Investment Advisory Agreement and Administrative Services Agreement

Under the terms of the Investment Advisory Agreement, Guggenheim is responsible for the following investment advisory activities:

●	determining the composition and allocation of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such strategies;

●	identifying, evaluating, negotiating and structuring the investments we make;
6

●	performing due diligence on prospective portfolio companies;

●	executing, closing, servicing and monitoring the investments we make;

●	determining the securities and other assets that we will purchase, retain or sell;

●	arranging for our corporate debt financing, subject to oversight and approval of the Board of Trustees; and

●	providing us with such other investment advisory, research and related services as we may reasonably require for the investment of our capital.

These investment advisory activities are carried out by Guggenheim’s investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Each investment that we make requires the approval of Guggenheim’s investment committee. Certain affiliated co-investment transactions may require the additional approval of our Independent Trustees Committee.

*Assets under management is as of 12.31.2024 and includes leverage of $14.8bn. Guggenheim Investments represents the following affiliated investment management businesses of Guggenheim Partners, LLC: Guggenheim Partners Investment Management, LLC, Security Investors, LLC, Guggenheim Funds Distributors, LLC, Guggenheim Funds Investment Advisors, LLC, Guggenheim Corporate Funding, LLC, Guggenheim Wealth Solutions, LLC, Guggenheim Partners Europe Limited, Guggenheim Partners Japan Limited, GS GAMMA Advisors, LLC, and Guggenheim Private Investments, LLC.

We pay management and incentive fees to Guggenheim for its services under the Investment Advisory Agreement. We believe that this fee structure benefits our shareholders by aligning the compensation of Guggenheim with our overall investment performance. The cost of management and incentive fees is ultimately borne by our shareholders.

Guggenheim’s compensation arrangement was approved by our Board of Trustees, consistent with the exercise of the requisite standard of care applicable to trustees under Delaware law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided or whether we make distributions to our shareholders.

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

Business Development Company Requirements

BDCs are closed-end funds that elect to be treated as business development companies under the 1940 Act. As such, BDCs are subject to certain provisions of the 1940 Act and the Exchange Act. BDCs are provided greater flexibility under the 1940 Act, as compared to other investment companies, in selecting their portfolio companies and portfolio diversification, issuing securities, leverage and compensating their investment advisors. BDCs may be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors or trustees be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we, operating as a BDC, may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines a majority of the outstanding voting securities as the lesser of: (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.

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

7

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

We are generally not permitted to make any co-investments with Guggenheim or any of its affiliates, without an exemptive order from the SEC. We may, however, invest alongside Guggenheim and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC’s staff interpretations. For example, we may invest alongside such other client’s accounts consistent with guidance promulgated by the SEC staff permitting us and such other client’s accounts to purchase interests in a single class of privately placed securities provided certain conditions are met, including that Guggenheim, acting on our behalf or on behalf of other clients, does not negotiate any business terms other than price. We may also invest alongside Guggenheim’s respective other clients as otherwise permissible under regulatory guidance, applicable regulations and Guggenheim’s investment allocation policies. On June 28, 2016, the SEC issued its initial order of exemptive order which granted us exemptive relief permitting us, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim. On January 30, 2018, the SEC issued its order of exemptive relief in connection with our second application for exemptive relief for certain co-investment transactions.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

●	Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process.

●	Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

●	The amount of any distributions we may make is uncertain. We may not be able to pay distributions or be able to sustain distributions at any particular level, and our distributions per share may not grow over time or may decline. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

●	Our distributions may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares, and reduce the amount of funds we have for investment in portfolio companies.
8

●	A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

●	We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

●	We are a non-diversified investment company within the meaning of the 1940 Act and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.

●	Our investments in portfolio companies may be risky and we could lose all or part of our investment.

●	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

●	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

●	We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.

●	Inflation has and may continue to adversely affect our business.

●	We will be exposed to risks associated with changes in interest rates.

●	To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

●	Defaults by our portfolio companies will harm our operating results.

●	The lack of liquidity in our investments may adversely affect our business.

●	We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

●	To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders and result in losses.

●	The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

●	The Advisor will experience conflicts of interest in connection with the management of our business affairs.

●	The Advisor has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

●	Our Advisor will face restrictions on its use of inside information about existing or potential investments that it acquires through its relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

●	We may be obligated to pay our Advisor incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
9

●	Our incentive fee may induce our Advisor to make speculative investments.

●	Our ability to enter into transactions with our affiliates will be restricted.

●	We may make investments that could give rise to a conflict of interest.

●	Failure to maintain our status as a BDC would reduce our operating flexibility.

●	If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

●	Investing in our Shares involves a high degree of risk.

●	We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result you will have limited opportunities to sell your Shares.

●	Our Shares are not listed on a securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent our shareholders are able to sell their Shares under the share repurchase program, our shareholders may not be able to recover the amount of their investment in our Shares.

●	We may be unable to invest a significant portion of our investment capital on acceptable terms in an acceptable timeframe.

●	The liquidation of Feeder Funds could cause us to sell assets at a time when it is not advantageous to do so and could reduce our ability to take advantage of future investment opportunities.

●	Liquidation Risk.

●	The net asset value of our Shares may fluctuate significantly.

●	We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

●	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

RISKS RELATED TO OUR BUSINESS

Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process. If the Advisor were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objectives could be significantly harmed.

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

Our ability to achieve our investment objectives also depends on the ability of our Advisor to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, our Advisor may need to retain, hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisor may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We may lose investment opportunities if we do not match our competitors’ pricing, terms and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our regulated investment company (“RIC” or “RICs”) status under Subchapter M of the Code. The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.

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

Our business is dependent on our third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics;

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

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

Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The spread of an epidemic or pandemic and efforts to contain it may result in severe disruptions to financial markets, supply chains, availability of raw materials, goods, and services. As with other serious economic disruptions, governmental authorities and regulators are responding to this crisis with significant fiscal and monetary policy changes, including by providing direct capital infusions into companies, introducing new monetary programs and considerably lowering interest rates, which, in some cases resulted in negative interest rates. These actions, including their possible unexpected or sudden reversal or potential ineffectiveness, could further increase volatility in securities and other financial markets, reduce market liquidity, heighten investor uncertainty and adversely affect the value of our investments and our overall performance. In addition, uncertainty arising from the United Kingdom’s decision to leave the European Union (“Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our investments in portfolio companies may be risky and we could lose all or part of our investment.

We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisor. The following are risks associated with our investments:

●	Senior Secured Loans, Senior Unsecured Loans and Second Lien Loans. Senior loans hold the most senior position in the capital structure of a business entity, and are typically secured with specific collateral. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

●	Subordinated Debt. Our subordinated, or mezzanine, debt investments will rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount (“OID”). Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.

●	Structured Products. We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs, structured notes, and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies (“EPCs”). Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.
16

●	Equity Investments. We expect to make selected equity investments in the common or preferred stock of a company. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

●	Investments in Private Investment Funds. We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

●	Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Master Fund, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

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

We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies will be deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments may subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

●	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

●	foreign currency devaluations that reduce the value of and returns on our foreign investments;

●	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

●	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

●	the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

●	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

●	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

●	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

●	deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

●	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments may have unreliable valuations because the accretion of OID as interest income requires judgments about its collectability.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

●	The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of subordinated incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

●	In the case of PIK “toggle” debt (debt for which the issuer may defer an interest payment by agreeing to pay an increased coupon in the future, provided that all deferred payments must be made by the instrument’s maturity), the PIK interest election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

●	The required recognition of OID and PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as such amount represent non-cash income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC.

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

We intend to invest primarily in privately-held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies, including that they:

●	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

●	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

●	generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Advisor’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
23

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by Guggenheim’s allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.

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

The Advisor’s decision to securitize loans may impact the Feeder Funds.

A decision by our Advisor to securitize loans may affect the Feeder Funds in the following ways: (i) the securitization vehicle may be required to have separate financial statements, (ii) the securitized loans and/or the investment in the securitization vehicle would be included in the Master Fund’s 30% “bucket” of Qualifying Assets (i.e. not a Qualified Asset) and (iii) securitization involves added fees and costs.

RISKS RELATED TO OUR ADVISOR AND ITS AFFILIATES

The Advisor and its affiliates, including our officers and some of our Trustees, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Advisor and its affiliates will receive substantial fees from us in return for its services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Advisor). These compensation arrangements could affect our Advisor’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Advisor to earn increased investment advisory fees.

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

Our Advisor will experience conflicts of interest in connection with the management of our business affairs, including those relating to the allocation of investment opportunities by the Advisor and its affiliates; compensation to the Advisor; services that may be provided by the Advisor and its affiliates to issuers in which we invest; investments by us and other clients of the Advisor, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Advisor; differing recommendations given by the Advisor to us versus other clients; the Advisor’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Advisor’s use of “inside information” with respect to potential investments by us.

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

In the course of performing its duties, the members, officers, directors, employees, principals or affiliates of our Advisor may come into possession of material, non-public information. The possession of such information may be detrimental to us, limiting the ability of our Advisor to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisor may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by Guggenheim’s information-sharing policies and procedures, or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisor to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisor’s other businesses. Additionally, there may be circumstances in which one or more individuals associated with the Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Advisor.

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

In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisor will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an affiliate’s other client holds a controlling interest.

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

Our Advisor’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Our Advisor has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and its assets will not be available to satisfy our debts and obligations. The Advisor will not be responsible for any action of our Board of Trustees in declining to follow our Advisor’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the Investment Advisory Agreement (absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties). We have also agreed to indemnify, defend and protect our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisor (not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties). These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As a result of our need to satisfy the annual distribution requirement in order to be subject to tax as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage is at least equal to any then-current asset coverage requirements under the 1940 Act. Recent legislation has reduced the asset coverage requirements for BDCs, subject to certain approvals and conditions. If the Master Fund obtains the necessary approvals and meet the applicable conditions, we may incur increased leverage and be subject to additional risk. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Liquidation Risk.

The Master Fund and the Feeder Funds are in the process of liquidation and dissolution. They are dependent on the Advisor’s expertise in the private credit market and its ability to liquidate the Master Fund’s portfolio in an orderly fashion to maximize value for shareholders and provide shareholders with liquidity. Although the Advisor is conducting an orderly disposal of the Master Fund’s investments, it is possible that, due to a market or political disruption during the liquidation of the Master Fund and the Feeder Funds, the Master Fund may receive depressed prices for its securities below what the Advisor believes it would receive in the absence of any disruption. The reduction in the Master Fund’s and the Feeder Fund’s net assets that result from the liquidation may result in increased expense ratios, as certain fixed expenses would be spread across a smaller asset base, and the Master Fund and the Feeder Funds may bear costs and expenses relating to the liquidation, including increased legal fees and costs of insurance.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our Shares.

Under the terms of our Declaration of Trust, our Board of Trustees is authorized to issue preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. The issuance of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect our common stock by making an investment in the Shares less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common shareholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into Shares). In addition, under the 1940 Act, participating preferred stock constitutes a “senior security” for purposes of any then-current asset coverage test.

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

The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments;

●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

●	loss of RIC or BDC status;

●	distributions that exceed our net investment income and net income as reported according to GAAP;

●	changes in earnings or variations in operating results;

●	changes in accounting guidelines governing valuation of our investments;

●	any shortfall in revenue or net income, or any increase in losses from levels expected by investors;

●	departure of our Advisor or certain of its key personnel;

●	general economic trends and other external factors; and

●	loss of a major funding source.
34

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

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor’s office facilities are suitable and adequate for our business.

Item 3. Legal Proceedings.

As of March 28, 2025, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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

Holders

In December 2014, CCA and an affiliate of Guggenheim each invested, or caused to be invested, $25.0 million in shares of the Master Fund (the “Seed Capital Investments”). The Shares issued by us to the providers of our Seed Capital Investments and the Shares issued by us in a series of Private Offerings possess identical characteristics, rights, priorities and preferences. No Shares have been authorized for issuance under any equity compensation plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. As of March 28, 2025, we had four record holders of our Shares consisting of the two initial shareholders that provided Seed Capital Investments and two Feeder Funds.

Unregistered Sale of Equity Securities

None.

Registrant’s Purchases of Equity Securities

The Master Fund’s Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 30, 2021.

Distributions

Distributions to our shareholders are governed by our declaration of trust and the timing and amount of our periodic distributions are determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution.

For the year ended December 31, 2024, we declared distributions totaling $0.59 per Common Share. See Note 10. Distributions for the history of distributions declared for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2024, the distributions that we paid to our shareholders were estimated to be covered by taxable income and a return of capital for federal income tax purposes . See Note 11. Taxable/Distributable Income.

Item 6. Selected Financial Data.

The following selected financial data as of and for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020 is derived from our consolidated financial statements. The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report:

(in thousands, except per share amounts)	As of and for the Years Ended December 31,
	2024	2023	2022	2021	2020
Consolidated Statements of Operations data:
Total investment income	$2,033	$3,635	$8,958	$17,222	$27,957
Operating expenses
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	2,093	2,138	3,811	9,273	14,397
Total expenses	2,093	2,138	3,811	9,273	14,397
Net investment income	(60)	1,497	5,147	7,949	13,560
Net realized and unrealized gains (losses)	(5,080)	(183)	(6,200)	13,747	(6,116)
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)	$21,696	$7,444
Per share data:
Net Asset Value per Common Share	$0.29	$1.09	$2.39	$6.15	$7.56
Net investment income per Common Share outstanding - basic and diluted	$—	$0.06	$0.20	$0.31	$0.50
Earnings (loss) per Common Share - basic and diluted	$(0.20)	$0.05	$(0.04)	$0.84	$0.27
Distributions per Common Share	$0.59	$1.36	$3.71	$2.26	$0.49
Other data:
Total investment return (1)	(40.59)%	3.57%	(1.82)%	11.55%	4.12%
Number of portfolio companies at year end	7	10	18	34	75
Purchases of investments	$113	$10,791	$4,321	$5,469	$61,683
Investment sales and paydown activity for the year	$14,171	$27,684	$81,685	$188,145	$139,621
Consolidated Statements of Assets and Liabilities data:
Total assets	$8,078	$28,261	$62,145	$159,243	$329,927
Credit facility payable, net of financing costs	$—	$—	$—	$—	$129,243
Net assets	$7,536	$27,777	$61,273	$157,280	$198,725

(1)	Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

The information contained in this Item 7 should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Report. Capitalized terms used in this Item 7 have the same meaning as in the accompanying consolidated financial statements presented in Part II. Item 8. Consolidated Financial Statements, unless otherwise defined herein.

Financial and Operating Highlights

The following tables present financial and operating highlights (i) as of December 31, 2024 and December 31, 2023 and (ii) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	As of
	December 31, 2024	December 31, 2023
Total assets	$8,078	$28,261
Adjusted total assets (total assets net of payable for investments purchased)	$8,078	$28,261
Investments in portfolio companies, at fair value	$5,466	$23,926
Net assets	$7,536	$27,777
Net asset value per Common Share	$0.29	$1.09

	For the Years Ended December 31,
	2024	2023	2022
Average net assets	$18,902	$41,432	$115,491
Average borrowings	$—	$—	$—
Cost of investments purchased	$113	$10,791	$4,321
Sales of investments	$1,431	$23,738	$47,738
Principal payments	$12,740	$3,946	$33,947
Net investment income	$(60)	$1,497	$5,147
Net realized losses	$(4,506)	$(772)	$(178)
Net change in unrealized appreciation (depreciation)	$(574)	$589	$(6,022)
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)
Total distributions to shareholders	$15,101	$34,810	$94,954
Net investment income per Common Share - basic and diluted	$—	$0.06	$0.20
Earnings per Common Share - basic and diluted	$(0.20)	$0.05	$(0.04)
Distributions per Common Share	$0.59	$1.36	$3.71

Portfolio and Investment Activity for the Years Ended December 31, 2024 and December 31, 2023

The following table presents our new investment commitments for the years ended December 31, 2024 and December 31, 2023:

	For the Years Ended December 31,
	2024		2023
Investment activity segmented by access channel:	Amount	Percentage	Amount	Percentage
Direct originations	$—	—%	$5,399	100.0%
Total investment commitments entered during the year	$—	—%	$5,399	100.0%

The following table presents our portfolio company activity for the years ended December 31, 2024 and December 31, 2023:

	For the Years Ended December 31,
	2024	2023
Portfolio companies at beginning of year	10	18
Number of exited portfolio companies	(3)	(8)
Portfolio companies at year end	7	10

Number of debt investments at year end	14	19
Number of equity/other investments at year end	4	7

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the year ended December 31, 2024:

	Balance as of January 1, 2024	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of December 31, 2024
Senior secured loans - first lien	$23,330	$113	$(12,740)	$(5,337)	$5,366
Senior secured bonds	21	—	(51)	30	—
Total senior debt	$23,351	$113	$(12,791)	$(5,307)	$5,366
Equity and other	575	—	(1,380)	905	100
Total	$23,926	$113	$(14,171)	$(4,402)	$5,466

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of December 31, 2024 and December 31, 2023:

	As of
	December 31, 2024		December 31, 2023
Weighted average purchase price of debt investments (1)	93.4%		86.5%
Weighted average duration of debt investments (2)	0.01	years	0.03	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	27.1%		5.5%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	25.6%		0.1%
Number of debt investments on non-accrual status	2		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	100.0%		99.9%
Percent of floating rate debt investments with interest rate floors (3)	82.1%		93.9%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	483	bps	578	bps
3-month SOFR	469	bps	536	bps

Fixed interest rate debt investments:
Percent of debt portfolio (3)	—%		0.1%
Weighted average years to maturity	N/A		2.1	years

Weighted average effective yields
Senior secured loans - first lien (4)	18.4%		14.0%
Total debt investments (4)	18.4%		13.3%
Total investments (5)	18.4%		11.3%

(1)	Percent is calculated as a percentage of the par value of debt investments.

(2)	Duration is a measure of a debt investment’s price sensitivity to 100 basis points (“bps”) change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.

(3)	Percent is calculated as a percentage of the fair value of total debt investments.

(4)	Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.

(5)	The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. SOFR ranged between 4.53% for the 1 Month SOFR to 5.03% for the 6 Month SOFR on December 31, 2024. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2023	—	—%	$4,291	14.2%
2024	—	—	331	1.1
2025	303	2.2	4,937	16.3
2026	13,703	97.8	20,724	68.4
Total	$14,006	100.0%	$30,283	100.0%

Results of Operations

Operating results for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Total investment income	$2,033	$3,635	$8,958
Total expenses	2,093	2,138	3,811
Net investment income (loss)	(60)	1,497	5,147
Net realized losses	(4,506)	(772)	(178)
Net change in unrealized appreciation (depreciation)	(574)	589	(6,022)
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)

Investment Income

Interest and dividend income consisted of the following components for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	For the Years Ended December 31,			Variances
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Interest income on debt securities:
Cash interest	$1,349	$3,206	$7,718	$(1,857)	$(4,512)
PIK interest	641	262	132	379	130
Net accretion/amortization of discounts/premiums	36	143	357	(107)	(214)
Total interest on debt securities	2,026	3,611	8,207	(1,585)	(4,596)
PIK dividend	—	—	179	—	(179)
Fee income	7	21	—	(14)	21
Total interest and dividend income	$2,033	$3,632	$8,386	$(1,599)	$(4,754)
Average Investments at cost	$20,352	$35,387	$84,497	$(15,035)	$(49,110)
Average Income Generating Investments at cost (1)	$14,273	$29,726	$82,664	$(15,453)	(52,938)
Income return (2)	14.2%	12.2%	10.1%

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.

The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of December 31, 2024, December 31, 2023, and December 31, 2022 yield on debt investments at cost was 18.4% and 11.3%, and 11.7%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,			Variances
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Administrative agency fees	$7	$7	$10	$—	$(3)
Amendment fees and other	—	14	562	(14)	(548)
Total fee income	$7	$21	$572	$(14)	$(551)

Operating Expenses

Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,			Variances
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Fixed operating expenses:
Related party reimbursements (1)	$310	$364	$436	$(54)	$(72)
Trustees fees	201	280	293	(79)	(13)
Professional services fees (2)	636	374	595	262	(221)
Other expenses	492	302	255	190	47
Total fixed operating expenses	1,639	1,320	1,579	319	(259)

Variable operating expenses:
Administrative services (3)	86	65	139	21	(74)
Management fee	338	726	2,047	(388)	(1,321)
Custody services	30	27	46	3	(19)
Total variable operating expenses	454	818	2,232	(364)	(1,414)

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$2,093	$2,138	$3,811	$(45)	$(1,673)

(1)	Related party reimbursements decreased due to a decrease in resource allocation to Master Fund.

(2)	Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

The decrease in total expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the decrease in management fees. The decrease in total expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the decrease in professional service fees and management fees.

Net Realized Gains (Losses)

For the year ended December 31, 2024, we had dispositions and principal repayments of $14.17 million, resulting in net realized losses of $4.5 million. For the year ended December 31, 2024, the Fund did not realize any gains from foreign currency.

For the year ended December 31, 2023, we had dispositions and principal repayments of $27.7 million, resulting in net realized losses of $0.9 million. For the year ended December 31, 2023, we had realized gains from our foreign currency forward contracts of $101 thousand primarily due the movement of the U.S. dollar against the British pound. For the year ended December 31, 2022, we had disposition and principal repayments of $81.7 million, resulting in net realized losses of $0.3 million. For the year ended December 31, 2022, we had realized losses from our foreign currency forward contracts of $14 thousand primarily due to the movement of the U.S. dollar against the British pound.

For the year ended December 31, 2024, December 31, 2023, and December 31, 2022 the components of total realized gains (losses) were comprised of the following:

	For the Years Ended December 31,
	2024	2023	2022
Investments	$(4,506)	$(888)	$(335)
Foreign currency forward contracts	—	101	14
Foreign currency transactions	—	15	143
Net realized (losses)	$(4,506)	$(772)	$(178)

Changes in Unrealized Appreciation (Depreciation)

For the year ended December 31, 2024, December 31, 2023, and December 31, 2022 the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Years Ended December 31,
	2024	2023	2022
Investments	$(574)	$662	$(6,373)
Foreign currency forward contracts	—	(73)	353
Foreign currency transactions	—	—	(2)
Net change in unrealized appreciation (depreciation)	$(574)	$589	$(6,022)

For the year ended December 31, 2024, December 31, 2023, and December 31, 2022 the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Years Ended December 31,
	2024	2023	2022
Unrealized appreciation on all investments (1)	$5,905	$7,557	$6,095
Unrealized depreciation on all investments (1)	(6,480)	(6,895)	(12,468)
Total net change in unrealized appreciation (depreciation) on all investments	$(575)	$662	$(6,373)

Unrealized appreciation on Level 3 investments only (1)	$4,470	$571	$2,962
Unrealized depreciation on Level 3 investments only (1)	(3,463)	(5,622)	(5,950)
Total net change in unrealized depreciation (appreciation) on Level 3 investments only	$1,007	$(5,051)	$(2,988)

(1)	Amounts are net of any reclassification of realized gains or losses on investments.
45

Annual Investment Returns and Total Returns Since Commencement

Our initial investors, who each invested at $9.00 per share, have seen a cumulative (14.83)% decrease in the value of their investment, or an annualized return of (1.58)%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the years ended December 31, 2024 and December 31, 2023, and the period from commencement to December 31, 2024. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Years Ended December 31,			Since Commencement
Company	Date Operations Commenced (2)	2024	2023	2022	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(40.59)%	3.57%	(1.82)%	(14.83)%	(1.58)%

(1)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our Common Shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.

(2)	Commencement of operations represents the date that we sold our initial Common Shares.

Off-Balance Sheet Arrangements

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024, we had one unfunded commitment totaling $6.0 thousand as compared to two unfunded commitments totaling $0.3 million as of December 31, 2023. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash, receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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

Liquidity

Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of December 31, 2024 and December 31, 2023:

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$2,452	$3,688
Principal receivable	117	51
Unfunded investment commitments	(6)	(270)
Other net working capital (1)	(523)	(169)
Total operational liquidity	$2,040	$3,300

(1)	Other net working capital is the sum of collateral deposits/payable for foreign currency forward contracts, interest and dividend income receivable and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.

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

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	December 31, 2024
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Liquidation of Feeder Funds’ Investments:
GCIF 2016T (1)	$5,024	$5,024	$—	$—	$—
GCIF 2019 (1)	1,486	1,486	—		—
Total Liquidation of Feeder Funds’ Investments	$6,510	$6,510	$—	$—	$—

(1)	The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund’s ownership interest in the Master Fund as of December 31, 2024. In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

As of December 31, 2024, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.

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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on December 31, 2024 and December 31, 2023:

	As of
	December 31, 2024	December 31, 2023
Investments classified as Level 3 fair value	$5,218	$20,630
Total investments at fair value	$5,466	$23,926
Total assets	$8,078	$28,261
Percentage of investment portfolio classified as Level 3 fair value	95.5%	86.2%
Percentage of total assets classified as Level 3 fair value	64.6%	73.0%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2024 and December 31, 2023 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments’ valuation from an increase or decrease in the associated unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Fair Value of Level 3 Investments at Year End	$5,218	$20,630
Fair Value Assuming a 5% Increase in Value	5,479	21,662

Increase in unrealized appreciation	261	1,032
Decrease in management fees (1)	(5)	(18)
Decrease in performance based incentive fee (2)	(52)	(206)
Increase in net assets resulting from operations	$204	$808

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,594,125
Common Shares outstanding at the end of the Year	25,594,125	25,594,125

Increase in earnings per Common Share	$0.01	$0.03
Increase in net asset value per Common Share	$0.01	$0.03

(1)	Increases in management fees for the periods ended December 31, 2024 and December 31, 2023 represent only 12 months’ worth of the change to the Master Fund’s management fees.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 100.0% of our debt investments (98.6% of our total investments), or $7.2 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g.,SOFR), assuming no changes in the composition of our investment portfolio and capital structure as of December 31, 2024.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Interest Expense Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	52	—	52	—
+100 bps	104	—	104	—
+150 bps	157	—	157	0.01
+200 bps	209	—	209	0.01

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

At December 31, 2024, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $5.2 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

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

We reviewed the information considered by management relating to valuation including recent transactions and indicative broker quotes. We searched for and evaluated information that corroborated or contradicted the Master Fund’s valuations or significant inputs into valuations. We also evaluated recent transactions and subsequent event transactions and considered whether they corroborated or contradicted the Master Fund’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY

March 28, 2025

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $13,174 and $31,061, respectively)	$5,466	$23,926
Cash and cash equivalents	2,452	3,688
Interest and dividend income receivable	12	308
Principal receivable	117	51
Receivable from related parties	7	7
Prepaid expenses and other assets	24	281
Total assets	$8,078	$28,261

Liabilities
Accrued management fee	$31	$83
Payable to related parties	—	75
Accrued professional services fees	481	299
Accounts payable, accrued expenses and other liabilities	30	27
Total liabilities	542	484
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$7,536	$27,777

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	$26	$26
Paid-in-capital in excess of par value	28,350	44,824
Accumulated loss, net of distributions	(20,840)	(17,073)
Net assets	$7,536	$27,777
Net asset value per Common Share (NAV)	$0.29	$1.09

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Investment Income
Interest income	$1,384	$3,352	$8,075
PIK interest income	642	262	132
Dividend income	—	—	179
Fee income	7	21	572
Total investment income	2,033	3,635	8,958
Operating Expenses
Management fee	338	726	2,047
Administrative services	86	65	139
Custody services	30	27	46
Trustees fees	201	280	293
Related party reimbursements	310	364	436
Professional services fees	636	374	595
Other expenses	492	302	255
Total expenses	2,093	2,138	3,811
Net investment income (loss)	(60)	1,497	5,147
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(4,506)	(888)	(335)
Foreign currency forward contracts	—	101	14
Foreign currency transactions	—	15	143
Net realized losses	(4,506)	(772)	(178)
Net change in unrealized appreciation (depreciation) on:
Investments	(574)	662	(6,373)
Foreign currency forward contracts	—	(73)	353
Foreign currency transactions	—	—	(2)
Net change in unrealized appreciation (depreciation)	(574)	589	(6,022)
Net realized and unrealized losses	(5,080)	(183)	(6,200)
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$—	$0.06	$0.20
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.20)	$0.05	$(0.04)
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,954,125	25,594,125
Distributions per Common Share outstanding	$0.59	$1.36	$3.71

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

 (in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2021	25,594,125	$26	$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—	—	5,147	5,147
Net realized losses	—	—	—	(178)	(178)
Net change in unrealized depreciation	—	—	—	(6,022)	(6,022)
Net decrease in net assets resulting from operations	—	—	—	(1,053)	(1,053)
Shareholder distributions:
Distributions from earnings	—	—	—	(5,433)	(5,433)
Distributions representing a return of capital	—	—	(89,521)	—	(89,521)
Net decrease in net assets resulting from shareholder distributions	—	—	(89,521)	(5,433)	(94,954)
Reclassifications of permanent book-to-tax differences	—	—	(1,396)	1,396
Net decrease for the year	—	—	(90,917)	(5,090)	(96,007)
Balance at December 31, 2022	25,594,125	$26	$78,102	$(16,855)	$61,273
Operations:
Net investment income	—	—	—	1,497	1,497
Net realized losses	—	—	—	(772)	(772)
Net change in unrealized appreciation	—	—	—	589	589
Net increase in net assets resulting from operations	—	—	—	1,314	1,314
Shareholder distributions:
Distributions from earnings	—	—	—	(1,587)	(1,587)
Distributions representing a return of capital	—	—	(33,223)	—	(33,223)
Net decrease in net assets resulting from shareholder distributions	—	—	(33,223)	(1,587)	(34,810)
Reclassifications of permanent book-to-tax differences	—	—	(55)	55	—
Net decrease for the year	—	—	(33,278)	(218)	(33,496)
Balance at December 31, 2023	25,594,125	$26	$44,824	$(17,073)	$27,777
Operations:
Net investment loss	—	—	—	(60)	(60)
Net realized losses	—	—	—	(4,506)	(4,506)
Net change in unrealized appreciation	—	—	—	(574)	(574)
Net decrease in net assets resulting from operations	—	—	—	(5,140)	(5,140)
Shareholder distributions:
Return of capital	—	—	(15,101)	—	(15,101)
Reclassification of permanent book-to-tax differences	—	—	(1,373)	1,373	—
Net decrease for the year	—	—	(16,474)	(3,767)	(20,241)
Balance at December 31, 2024	25,594,125	$26	$28,350	$(20,840)	$7,536

(1)	Amount is less than $1,000

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(641)	(262)	(217)
Amortization of premium/accretion of discount, net	(36)	(143)	(357)
Proceeds from sales of investments	1,431	23,738	47,738
Proceeds from paydowns on investments	12,740	3,946	33,947
Net receipt of settlement of derivatives	—	115	1,109
Net payment of settlement of derivatives	—	(13)	(1,095)
Net realized losses on derivatives	—	(101)	(14)
Purchases of investments	(113)	(10,791)	(4,321)
Net realized losses on investments	4,506	888	335
Net change in unrealized depreciation (appreciation) on investments	574	(662)	6,373
Net change in unrealized depreciation (appreciation) on foreign currency forward contracts	—	73	(353)
(Increase) decrease in operating assets:
Interest and dividend income receivable	295	436	192
Principal receivable	(66)	11,448	(6,752)
Receivable from related parties	—	3	15
Prepaid expenses and other assets	257	(59)	(30)
Increase (decrease) in operating liabilities:
Accrued management fee	(52)	(131)	(555)
Payable to related parties	(75)	(21)	35
Accrued professional services fees	182	(195)	—
Accounts payable, accrued expenses and other liabilities	3	(41)	(291)
Net cash provided by operating activities	13,865	29,542	74,706
Financing activities
Distributions paid	(15,101)	(34,810)	(94,954)
Net cash used in financing activities	(15,101)	(34,810)	(94,954)
Net decrease in cash and cash equivalents	(1,236)	(5,268)	(20,248)
Cash and cash equivalents, beginning of year	3,688	8,956	29,204
Cash and cash equivalents, end of year	$2,452	$3,688	$8,956
Reconciliation of cash and cash equivalents
Cash and cash equivalents	2,452	3,688	8,956
Total cash and cash equivalents	$2,452	$3,688	$8,956

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
71.2%
Automotive
Accuride Corporation	(10)(12)	Senior Secured Loans - First Lien	S+6.87%	11.93%	5/18/2026	$3,569	$3,569	$—	—%
Total Automotive							3,569	—	—%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.00%	8.48%	6/26/2026	926	922	923	12.2%
Total Chemicals, Plastics & Rubber							922	923	12.2%
Energy: Oil & Gas
Permian Production Partners	(10)	Senior Secured Loans - First Lien	S+8.00%	12.47%	11/23/2025	249	214	248	3.3%
Total Energy: Oil & Gas							214	248	3.3%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	3,950	3,916	1,975	26.2%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	1,112	1,103	556	7.4%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	151	151	75	1.0%
Polyvision Corp. (Revolver)	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	1,030	963	515	6.8%
Total Metals & Mining							6,133	3,121	41.4%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	995	895	539	7.2%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	466	261	40	0.5%
Save-a-Lot	(10)(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	976	604	38	0.5%
Total Retail							1,760	617	8.2%
Services: Business
PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+8.75%	13.25%	10/20/2025	54	54	41	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/20/2026	27	27	22	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/20/2026	65	65	51	0.7%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/20/2026	435	430	343	4.7%
Total Business Services							576	457	6.2%

Total Debt Investments							$13,174	$5,366	71.2%
Equity investments - 1.3%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	4	—%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Energy: Oil & Gas							—	4	—%
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		2,464,384	—	—	—%
Total Retail							—	—	—%
Service: Businesses
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	—	50	0.7%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	—	46	0.6%
Total Service: Businesses							—	96	1.3%
Total Equity Investments							$—	$100	1.3%

Total Investments - 72.5%							$13,174	$5,466	72.5%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), or Prime Rate (denoted as “P”). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over SOFR or Prime based on each respective credit agreement. As of December 31, 2024, SOFR rates ranged between 4.53% for 1-month SOFR to 5.03% for 6-month SOFR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2024.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of December 31, 2024, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $0.1 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $8.1 million; the net unrealized depreciation was $8 million; the aggregate cost of securities for Federal income tax purposes was $13.4 million.
58

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2024 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Accuride Corporation	S+6.87%	5.87%	S+1.00%	The Portfolio Company may elect PIK up to 5.87%.
Permian Production Partners	S+8.00%	2.00%	S+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+9.50%	5.50%	S+4.00%	The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp.	S+9.50%	5.50%	S+4.00%	The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp.	S+9.50%	5.50%	S+4.00%	The Portfolio Company may elect PIK up to 5.50%.
Save-A-Lot	S+11.68%	9.68%	S+2.00%	The Portfolio Company may elect PIK up to 9.68%.

(11)	Investments fair value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	Investment was on non-accrual status as of December 31, 2024, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2024, debt investments on non-accrual status represented 27.1% and 0% of total investments on an amortized cost basis and fair value basis, respectively.

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

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

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

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). See Note 14. Subsequent Events for additional information.

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

The accompanying consolidated financial statements of the Master Fund and related financial information have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Act of 1933, as amended.

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

Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of December 31, 2024, the Master Fund’s cash equivalents of $2.5 million were held in a U.S. Bank money market deposit account. As of December 31, 2023, the Master Fund’s cash equivalents of $3.7 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.

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

The SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”) which establishes requirements for determining fair value in good faith and became effective September 8, 2022. Rule 2a-5 also defines when “readily available market quotations” for purposes of the 1940 Act and establishes requirements for determining whether a fund must fair value a security in good faith. Pursuant to Rule 2a-5, the Board has designated the Advisor as the valuation designee to perform fair valuation determinations for the Master Fund with respect to all Fund investments and/or other assets.

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

The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, open U.S. Federal and state income tax years include the tax years ended December 31, 2021 through December 31, 2024. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2024 and December 31, 2023, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$13,174	$5,366	98.2%	$24,954	$23,330	97.4%
Senior secured bonds	—	—	—	1,458	21	0.1
Total senior debt	$13,174	$5,366	98.2%	$26,412	$23,351	97.5%
Equity and other	—	100	1.8	4,649	575	2.5
Total investments	$13,174	$5,466	100.0%	$31,061	$23,926	100.0%

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2024 and December 31, 2023, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2024			December 31, 2023
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$576	$553	10.1%	$12,884	$8,587	35.9%
Consumer Goods: Non-Durable	—	—	—	4,543	4,479	18.7
Metals & Mining	6,133	3,121	57.1	5,807	5,033	21.0
Automotive	3,569	—	—	3,460	2,870	12.0
Retail	1,760	617	11.3	1,662	1,572	6.6
Chemicals, Plastics & Rubber	922	923	16.9	949	950	4.0
Energy: Oil & Gas	214	252	4.6	1,756	435	1.8
Total investments	$13,174	$5,466	100.0%	$31,061	$23,926	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2024 and December 31, 2023:

Geographic Dispersion	December 31, 2024	December 31, 2023
United States of America	100.0%	100.0%
Total investments	100.0%	100.0%

Note 4. Derivative Instruments

The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. As of December 31, 2024 and December 31, 2023, there were no open foreign currency forward contracts.

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

		For the Years Ended December 31,
	Statement Location	2024	2023	2022
Net realized losses (gains)
Foreign currency forward contracts	Net realized gains on foreign currency forward contracts	$—	$101	$14
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	(73)	353
Net realized and unrealized gains (losses) on foreign currency forward contracts		$—	$28	$367

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

Note 5. Fair Value of Financial Instruments

The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2024 and December 31, 2023, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$248	$5,118	$5,366
Total senior debt	$—	$248	$5,118	$5,366
Equity and other	—	—	100	100
Total investments	$—	$248	$5,218	$5,466
Percentage	0.0%	4.5%	95.5%	100.0%

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$3,275	$20,055	$23,330
Senior secured loans - second lien	—	—	—	—
Senior secured bonds	—	21	—	21
Total senior debt	$—	$3,296	$20,055	$23,351
Equity and other	—	—	575	575
Total investments	$—	$3,296	$20,630	$23,926
Percentage	0.0%	13.8%	86.2%	100.0%

Significant Level 3 Unobservable Inputs

The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2024 and December 31, 2023:

December 31, 2024
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$923	Yield Analysis	Yield	8.67%	8.67%	Decrease
	$3,578	Market Comparable	EV / EBITDA Multiple	4.1x	4.1x	Increase
	$617	Discounted Cash Flow	Discount Rate / Yield	96.76%	11.58%	Decrease
Equity/Other	$4	Discounted Cash Flow	Discount Rate	10%	10%	Decrease
	$96	Recovery Analysis	Recovery Percentage	50%	50%	Increase
Total	$5,218

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2024, the Master Fund held no investments of this nature.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

December 31, 2023
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$853	Yield analysis	Yield	19.96%	19.96%	Decrease
	$18,501	Discounted cash flow	Discount Rate	15.29%	9.55% - 22.95%	Increase
	$701	Recovery analysis	Recovery Percentage	52.15%	52.15%	Increase
Equity/Other	$9	Market comparable	Cash Flow Multiple	4.6x	4.6x	Increase
	$18	Market comparable	EBITA Multiple	5.15x	4.8x - 5.5x	Increase
		Market comparable	Oil production multiple (5)	26333x	26333x	Decrease
		Market comparable	Oil reserve multiple (6)	9.9x	9.9x	Increase
	$548	Discounted cash flow	Discount Rate	17.63%	17.63%	Decrease
Total	$20,630

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2023, the Master Fund held no investments of this nature.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

(6)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31, 2024
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2024	$20,055	$—	$—	$575	$20,630
Additions (1)	640	—	—	—	640
Sales and repayments (2)	(12,666)	—	—	1,380	(14,046)
Net realized gains (losses) (3)	150	—	—	(3,270)	(3,120)
Net change in unrealized appreciation (depreciation) on investments (4)	(3,168)	—	—	4,175	1,007
Net discount accretion	13	—	—	—	13
Transfers into Level 3 (5)	341	—	—	—	341
Transfers out of Level 3 (6)	(247)	—	—	—	(247)
Fair value balance as of December 31, 2024	$5,118	$—	$—	$100	$5,218
Change in net unrealized appreciation on investments held as of December 31, 2024	$(3,163)	$—	$—	$80	$(3,083)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (loss) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the year ended December 31, 2024, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

(6)	For the year ended December 31, 2024, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

	For the Year Ended December 31, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2023	$25,149	$—	$102	$385	$25,636
Additions (1)	1,224	602	—	4,650	6,476
Sales and repayments (2)	(7,802)	—	—	(317)	(8,119)
Net realized gains (3)	72	—	—	317	389
Net change in unrealized depreciation on investments (4)	(485)	(118)	—	(4,448)	(5,051)
Net discount accretion	60	—	—	—	60
Restructuring	484	(484)	—	—	—
Transfers into Level 3 (5)	1,768	—	—	18	1,786
Transfers out of Level 3 (6)	(415)	—	(102)	(30)	(547)
Fair value balance as of December 31, 2023	$20,055	$—	$—	$575	$20,630
Change in net unrealized depreciation on investments held as of December 31, 2023	$(379)	$—	$—	$(82)	$(461)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the year ended December 31, 2023, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation or to a market or income approach based model.

(6)	For the year ended December 31, 2023, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

		For the Year Ended December 31,
Related Party (1) (2)	Source Agreement & Description	2024	2023	2022
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$338	$726	$2,047
Guggenheim	Administrative Services Agreement - expense reimbursement	310	364	436
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	7	7	10

(1)	Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund’s consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

(2)	As of December 31, 2024, December 31, 2023, and December 31, 2022 the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Co-Investment Transactions Exemptive Relief

The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.

Indemnification

The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2024 management believes that the risk of incurring any losses for such indemnifications is remote.

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

Note 8. Commitments and Contingencies

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2024 and December 31, 2023, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2024	December 31, 2023
Galls LLC (Revolver)	$—	$270
PSI Services LLC (Revolver)	6	—	(2)
Total Unfunded Commitments	$6	$270

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	Amount is less than $1,000.

Note 9. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2024, December 31, 2022, December 31, 2023, December 31, 2021 and December 31, 2020:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$1.09	$2.39	$6.15	$7.56	$7.78
Net investment income (1)	—	0.06	0.20	0.31	0.50
Net realized losses (1)	(0.18)	(0.03)	(0.01)	(0.07)	(0.09)
Net change in unrealized appreciation (depreciation) (2)	(0.03)	0.03	(0.24)	0.61	(0.14)
Net increase (decrease) resulting from operations	(0.21)	0.06	(0.05)	0.85	0.27
Distributions to Common Shareholders (3)
Distributions from net investment income	—	(0.06)	(0.20)	(0.33)	(0.49)
Distributions representing return of capital	(0.59)	(1.30)	(3.51)	(1.93)	—
Net decrease resulting from distributions	(0.59)	(1.36)	(3.71)	(2.26)	(0.49)
Net asset value, end of year	$0.29	$1.09	$2.39	$6.15	$7.56

INVESTMENT RETURNS
Total investment return (4)	(40.59)%	3.57%	(1.82)%	11.55%	4.12%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$7,536	$27,777	$61,273	$157,280	$198,725
Average net assets (5)	$18,902	$41,432	$115,491	$183,380	$197,248
Common Shares outstanding, end of year	25,594,125	25,594,125	25,594,125	25,594,125	26,272,618
Weighted average Common Shares outstanding	25,594,125	25,594,125	25,594,125	25,729,824	27,139,732

Ratios-to-average net assets: (5)
Total expenses	11.07%	5.16%	3.30%	5.06%	7.30%
Net investment income (loss)	(0.32)%	3.61%	4.46%	4.34%	6.87%

Average outstanding borrowings (5)	$—	$—	$—	$73,562	$155,907
Portfolio turnover rate (5) (6)	0.89%	36%	5%	2%	19%
Asset coverage ratio (7)	—	—	—%	—	2.53

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2024, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the year and (B) total senior securities issued at the end of the year, divided by (ii) total senior securities at the end of the year.

Note 10. Distributions

The following table summarizes the distributions that the Master Fund declared on its Common Shares during the nine months ended December 31, 2024, December 31, 2023 and December 31, 2022:

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2024	2023	2022
Paid in capital in excess of par value	$(1,373)	$(55)	$(1,395)
Undistributed net investment income	1,373	171	(453)
Accumulated realized gains (losses)	—	(116)	1,848
Total	$—	$—	$—

The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$(5,140)	$1,314	$(1,053)
Net realized losses (gains)	4,506	772	178
Net change in unrealized (appreciation) depreciation	574	(588)	6,022
Other book-tax difference	(1,313)	89	286
Total taxable income (loss) and gains (losses) available for distributions	$(1,373)	$1,587	$5,433

The Master Fund did not incur U.S. federal excise tax for the calendar years ended December 31, 2024 and December 31, 2023 and the Master Fund does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2024. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2024	2023	2022
Ordinary income (including short-term capital gains)	$—	$1,587	$5,433
Return of Capital Distribution	15,101	33,223	89,521
Total distributions	$15,101	$34,810	$94,954
Distributions as a percentage of taxable income and gains available for distributions (1)	1,100%	2,193%	1,748%

(1)	The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.

As of December 31, 2024 and December 31, 2023, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2024	2023
Undistributed capital losses	$(12,799)	$(8,293)
Unrealized loss	(7,950)	(8,675)
Other temporary adjustments	(91)	(105)
Total accumulated (loss), net	$(20,840)	$(17,073)

Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2024, the Master Fund had incurred $(12,778) of long-term capital losses and $(21) of short-term capital losses.

Note 12. Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are presented below:

	As of and for the three months ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$234	$528	$576	$695
Net investment income (loss)	(321)	82	3	176
Net realized and unrealized gains (losses)	(3,912)	(1,000)	(640)	472
Net increase (decrease) in net assets resulting from operations	(4,233)	(918)	(637)	648
Net assets	7,536	11,769	12,687	28,425
Total investment income per Common Share - basic and diluted	—	0.02	0.02	0.03
Net investment income (loss) per Common Share - basic and diluted	(0.01)	—	—	0.01
Earnings (loss) per Common Share - basic and diluted	(0.17)	(0.04)	(0.02)	0.03
Net asset value per Common Share at end of quarter	0.29	0.46	0.50	1.11

	As of and for the three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$849	$1,032	$833	$921
Net investment income	352	505	271	369
Net realized and unrealized gains (losses)	(135)	431	(512)	33
Net increase (decrease) in net assets resulting from operations	217	936	(241)	402
Net assets	27,777	34,982	34,046	44,271
Total investment income per Common Share - basic and diluted	0.03	0.04	0.03	0.04
Net investment income per Common Share - basic and diluted	0.02	0.02	0.01	0.01
Earnings (loss) per Common Share - basic and diluted	—	0.04	(0.01)	0.02
Net asset value per Common Share at end of quarter	1.09	1.37	1.33	1.73

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$1,759	$1,925	$2,119	$3,155
Net investment income	1,194	922	979	2,052
Net realized and unrealized gains (losses)	(2,859)	(889)	(2,893)	441
Net increase (decrease) in net assets resulting from operations	(1,665)	33	(1,914)	2,493
Net assets	61,273	98,002	117,932	139,809
Total investment income per Common Share - basic and diluted	0.07	0.08	0.08	0.12
Net investment income per Common Share - basic and diluted	0.05	0.04	0.04	0.08
Earnings (loss) per Common Share - basic and diluted	(0.07)	—	(0.07)	0.10
Net asset value per Common Share at end of quarter	2.39	3.83	4.61	5.46

Note 13. Segment Reporting

In this reporting period, the Master Fund adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Master Fund’s financial position or the results of their operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Master Fund has determined that it has a single operating and reporting segment. As a result, the Master Fund’s segment accounting policies are the same as described herein and the Master Fund does not have any intra-segment sales and transfers of assets. The Master Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (“CODM”) is comprised of the Master Fund’s chief executive officer, President and chief financial officer and the CODM assesses the performance and makes operating decisions of the Master Fund on a consolidated basis primarily based on the Master Fund’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Master Fund’s shareholders, if any. As the Master Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements, except for the events below.

In connection with the Liquidation Plan, on March 13, 2025, the Board of Trustees voted unanimously to hold a special joint meeting of the shareholders of the Company and the Feeder Funds (the “Special Meeting”) on or around May 12, 2025 for the purpose of seeking shareholder approval of the proposals set forth in a definitive proxy statement that is expected to be filed with the Commission on or around April 8, 2025, and which is expected to be mailed on or around April 11, 2025 to shareholders of record as of March 24, 2025. At the Special Meeting, shareholders are expected to be asked to consider and approve: (i) the withdrawal by the Company and each Feeder Fund of its election to be regulated as a BDC, and the liquidation and dissolution of the Company and each Feeder Fund; and (ii) the sale of certain illiquid assets held by the Company to permit the liquidation and dissolution of the Company and each Feeder Fund. It is expected that the proceeds from the sale of such illiquid assets will be distributed with other cash assets of the Company and each Feeder Fund to shareholders prior to their final liquidation and dissolution.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2024 at a reasonable level of assurance.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees

Pursuant to the Master Fund’s Declaration of Trust and bylaws, the Master Fund’s business and affairs are managed under the direction of the Board of Trustees, which has overall responsibility for monitoring and overseeing the Master Fund’s management and operations. The Board of Trustees consists of three members, two of whom are considered Independent Trustees. The initial Trustees were elected by the Master Fund’s organizational shareholders. The Trustees are subject to removal or replacement in accordance with Delaware law and the Master Fund’s Declaration of Trust.

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

Biographies of Interested Trustees

Brian E. Binder serves as trustee, Chairman of the Board and Chief Executive Officer of the Company. Mr. Binder served as Senior Vice President of the Company from 2018 until his appointment as Chief Executive Officer.

Mr. Binder also serves as Senior Managing Director and President, Mutual Funds Boards for Guggenheim Investments; President and Chief Executive Officer of the mutual funds and closed-end funds in the Guggenheim Funds complex (2018 to the present); President, Mutual Funds Board and Senior Managing Director of Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018 to the present); Board Member, Guggenheim Partners Investment Funds plc (2022 to the present); and Board Member, Guggenheim Global Investments plc (2022 to the present).

Mr. Binder formerly served as Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018 to 2022) and Board Member, Guggenheim Partners Fund Management (Europe) Limited (2019 to 2024); Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013 to 2018); and Managing Director, Chairman of North American Executive Committee and Head of Business Management and Consulting, Invesco Ltd. (2010 to 2012).

Mr. Binder has extensive experience in the financial industry and is experienced in financial, regulatory, investment, and governance matters. He also has considerable familiarity with the Company, its advisor and other service providers, and their operations, and has served as a Board member of other Guggenheim-affiliated funds.

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

Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nomination Committee and Remuneration Committee. Mr. Roth serves as a Director of the Stone Point Credit Corporation and Stone Point Credit Income Fund and is Chairman of the Audit Committee and a Member of the Nomination and Governance Committee of both companies. In the non-profit sector, he is on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee.

Prior to establishing Rothpoint, Mr. Roth had a 40 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc. for thirteen years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services sector. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Master’s of Business Administration from The Wharton School at the University of Pennsylvania.

Mr. Roth was selected as one of our two Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Feeder Funds’ Board of Trustees where they have overall responsibility for overseeing each of the Feeder Funds’ management and operations. As of December 31, 2024, the master fund/feeder fund complex consisted of the Master Fund, GCIF 2019 and GCIF 2016T (collectively, the “GCIF Master/Feeder Complex”), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Brian E. Binder, 53	Chief Executive Officer, Chairman of the Board of Trustees and President	Appointed 2024

Current: Board Member & Chairman of the Board, Guggenheim Credit Income Fund (Dec. 2024-present); President, Mutual Funds Boards, Guggenheim Investments (2022-present); President and Chief Executive Officer, certain other funds in the Fund Complex (2018-present); President, Mutual Funds Boards, and Senior Managing Director, Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018-present); Board Member, Guggenheim Partners Investment Funds plc (2022-present); Board Member, Guggenheim Global Investments plc (2022-present); Board Member.

Former: Guggenheim Partners Fund Management (Europe) Limited (2018-2024), Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018-2022); Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013-2018); Managing Director, Chairman of North American Executive Committee and Head of Business Management and Consulting, Invesco Ltd. (2010-2012).

Director, Guggenheim Partners Fund Management (Europe) Limited, (2018 - present). Chairman of the Board of Managers, Guggenheim Funds investment Advisors, LLC, (2018 - present).
Independent Trustees
Marc S. Goodman, 76	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).	GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Peter E. Roth, 66	Trustee, Chairman of the Audit Committee(3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present) and Stone Point Credit Income Fund (2024-Present)

(1)	Guggenheim Partners is an affiliate of the Master Fund.

(2)	Messrs. Binder, our Interested Trustee, is a senior executive of Guggenheim who provides services to us.

(3)	Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers

Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The four executive officers identified below also serve as executive officers of the two affiliated Feeder Funds in the same positions.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Brian E. Binder, 53	Chief Executive Officer, Chairman of the Board of Trustees and President	Appointed 2024

Current: Board Member & Chairman of the Board, Guggenheim Credit Income Fund (Dec. 2024-present); President, Mutual Funds Boards, Guggenheim Investments (2022-present); President and Chief Executive Officer, certain other funds in the Fund Complex (2018-present); President, Mutual Funds Boards, and Senior Managing Director, Guggenheim Funds Investment Advisors, LLC and Security Investors, LLC (2018-present); Board Member, Guggenheim Partners Investment Funds plc (2022-present); Board Member, Guggenheim Global Investments plc (2022-present); Board Member.

Former: Guggenheim Partners Fund Management (Europe) Limited (2018-2024), Senior Managing Director and Chief Administrative Officer, Guggenheim Investments (2018-2022); Managing Director and President, Deutsche Funds, and Head of US Product, Trading and Fund Administration, Deutsche Asset Management (2013-2018); Managing Director, Chairman of North American Executive Committee and Head of Business Management and Consulting, Invesco Ltd. (2010-2012).

GCIF Master/Feeder Complex (2017 - present).
James Howley, 53	Chief Financial Officer and Treasurer	Appointed 2022	Chief Financial Officer, Chief Accounting Officer, Treasurer, Guggenheim Partners (2022-present); Asset Treasurer (2004-2022).	None
Amy J. Lee, 63	Secretary and Chief Legal Officer	Appointed 2018

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

Guggenheim Fund Complex (2)(2018-present)
Joanna M. Catalucci, 58	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018

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

Member of Board of Trustees, Merrimack College, (2018 - present).

(1)	Guggenheim, Guggenheim Partners, W. P. Carey Inc. and CCA are affiliates of the Master Fund for all or a portion of 2024.

(2)	The Guggenheim Fund Complex includes all registered closed- and open-end funds (including all of their portfolios) advised by the Advisor and any funds that have an investment adviser or servicing agent that is an affiliated person of the Advisor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Master Fund believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2024.

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

Under our Bylaws, our Board of Trustees may designate one of our Trustees as Chairman to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. Presently, Mr. Binder serves as Chairman of our Board of Trustees and is an “interested person” by virtue of his professional association with Guggenheim. We believe that it is in the best interests of our shareholders for Mr. Binder to serve as Chairman of our Board of Trustees because of his experience in matters of relevance to our business. Our Board of Trustees has determined that the compositions of the Audit Committee and the Independent Trustees Committee are appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as an interested person of us. We believe that our Board of Trustees’ flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of us and our shareholders.

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

As an externally managed BDC, we rely on the services of Guggenheim as investment advisor under the Investment Advisory Agreement. Guggenheim also provides administrative services to the Master Fund under an Administrative Services Agreement. Of the Master Fund’s executive officers, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. None of the Master Fund’s executive officers receive direct compensation from us. Guggenheim is reimbursed by us for the allocable portion of administrative services performed by some of the Master Fund’s executive officers.

(b)	Compensation of Independent Trustees

The Board of Trustees is responsible for evaluating and approving trustee compensation; making decisions on trustee compensation, which are based on, among other things, a review of compensation data of comparable BDCs and investment companies.

In fiscal year 2024, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of co-investment transaction resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman is compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2024; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees’ travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2024
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$94,000
Peter E. Roth	104,000
$198,000

In fiscal year 2024, there were no changes to the compensation schedule for each Independent Trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of the date of this Report, information with respect to the beneficial ownership of our Shares by:

●	each person known to us to beneficially own more than 5% of the outstanding Common Shares,

●	each Feeder Fund,

●	each of our Trustees and each executive officer, and

●	all of our Trustees and executive officers as a group.

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

Name of Beneficial Owner (1)	Number	Percentage of current ownership(2)
Beneficial Owners of More Than 5%:(2)
IDF III, LLC; 227 West Monroe St., Chicago, IL 60606	2,777,778	10.85%
Feeder Funds: (3)
Guggenheim Credit Income Fund 2019	5,046,351	19.71%
Guggenheim Credit Income Fund 2016 T	17,061,497	66.66%
Trustees and Executive Officers:
Trustees:
Brian E. Binder (4)	—	—%
Marc S. Goodman	—	—%
Peter E. Roth	—	—%
Executive Officers:
James Howley, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (6 persons):	—	—%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 25,594,125 Shares issued and outstanding as of March 28, 2025.

(3)	Each Feeder Fund is registered with the SEC and its financial statements may be viewed at www.sec.gov.

(4)	Brian E. Binder is also the Chief Executive Officer and President of the registrant.

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

Transactions with Related Persons, Promoters and Certain Control Persons

Guggenheim may be deemed a promoter and control person of the Master Fund. From inception through September 10, 2017, the Master Fund was party to the Prior Investment Advisory Agreement and the Prior Administrative Services Agreement with CCA. On August 10, 2017, CCA resigned as the Master Fund’s investment advisor and administrator, and the Board of Trustees selected Guggenheim to perform the Master Fund’s investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. The Master Fund is currently party to the Investment Advisory Agreement and the Administrative Services Agreement with Guggenheim. Guggenheim earns investment advisory fees, performance-based incentive fees, and is reimbursed for the costs of providing administrative services.

Under the terms of the Investment Advisory Agreement Guggenheim is responsible for performing the following tasks:

●	determining the composition and allocation of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such strategies;

●	identifying, evaluating, negotiating and structuring the investments we make;

●	performing due diligence on prospective portfolio companies;

●	executing, closing, servicing and monitoring the investments we make;

●	arrangement of debt financing;

●	determining the securities and other assets that we will purchase, retain or sell; and

●	providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our capital.

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

During 2024 and 2023, we incurred $0.3 million and $0.7 million in management fees, respectively, which were payable to Guggenheim.

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

During 2024 and 2023, $0.3 million and $0.4 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.

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

Policies and Procedures With Respect to Related Party Transactions

The Master Fund’s Board of Trustees (including all of the Independent Trustees) has approved policies and procedures for the oversight, review and approval of transactions involving the Master Fund and persons related to the Master Fund. For example, the Board of Trustees has approved procedures for the calculation of management and incentive fees payable to Guggenheim and for the reimbursement of organizational and offering expenses paid by Guggenheim. The Master Fund has also adopted a Code of Ethics, prohibiting its Access Persons (as that term is defined under the 1940 Act) and other related parties from engaging in any business transaction or arrangement for personal profit that is not in the best interests of the Master Fund or its shareholders in violation of the fiduciary duty owed to the Master Fund and its shareholders.

Further, the Audit Committee is required by its charter to review with both the Master Fund’s management and its independent accountants all related-party transactions or dealings with parties related to the Master Fund, and the Independent Trustees Committee reviews and approves the payment of reimbursements to the administrator for certain costs allocated to the Master Fund pursuant to the Administrative Services Agreement.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the audit and non-audit related fees accrued or paid to Ernst & Young LLP (the “Independent Accountant”) for professional services performed for the Master Fund’s fiscal years ended December 31, 2024 and December 31, 2023, respectively.

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2024	$359,688	$19,169
2023	$359,688	$19,169

The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our affiliated Feeder Funds in fiscal years ended December 31, 2024 and December 31, 2023.

	GCIF 2016T	GCIF 2019
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2024	$8,173	$8,173
2023	$8,173	$8,173

(1)	Audit-Related Fees: This category consists of those fees accrued or billed to the named entity by the independent accountant in connection with the periodic review of the named entity’s registration statements.

(2)	Tax Fees: This category consists of fees accrued or billed to the named entity by the independent accountant for tax compliance services and preparation of income tax returns.

Audit Committee’s Pre-Approval Policy on Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Master Fund maintains an Audit Committee charter that, among other things, mandates that the Audit Committee:

●	appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Companies, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;

●	pre-approve the engagement of the Independent Accountant to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the Independent Accountant), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and

●	pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the Independent Accountant to the Master Fund’s investment adviser (not including any sub-adviser whose role is primarily portfolio management and is sub-contracted or overseen by another investment adviser), and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Master Fund if the scope of the non-audit related services under the engagement relates directly to the operations and financial reporting of the Master Fund.

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2024 and December 31, 2023 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

a.	The following consolidated financial statements are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.

b.	No financial statements are filed because the required information is presented in the consolidated financial statements or notes in this Report in Part II. Item 8. Consolidated Financial Statements and Supplementary Data.

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 10 as filed on November 5, 2014.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed on March 16, 2016.)

10.1	Investment Advisory Agreement by and between the Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K (File No. 814-01117) as filed October 23, 2017.)

10.2	Administrative Services Agreement by and between Registrant and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Form 8-K on August 15, 2017.)

10.3	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund’s Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.4	Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund 2016 T and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with Guggenheim Credit Income Fund 2016 T’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Form 8-K on August 15, 2017.)

10.6	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Form 8-K on August 15, 2017.)

10.7	Second Amended and Restated Loan Agreement, dated as of June 29, 2018, by and among Hamilton Finance LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 6, 2018.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 8-K as filed on November 2, 2018).

14.2	Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 14.2 filed with the Registrant’s Form 8-K as filed on November 2, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guggenheim Credit Income Fund

Date:	March 28, 2025	By:	/s/ Brian E. Binder
Brian E. Binder
Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2025	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Binder
Brian E. Binder	Chief Executive Officer and Trustee	March 28, 2025
(Principal Executive Officer)

/s/ James Howley
James Howley	Chief Financial Officer	March 28, 2025
(Principal Financial Officer)
/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 28, 2025

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 28, 2025

