Form 10-Q
period 2025-03-31
GUGGENHEIM CREDIT INCOME FUND
filed 2025-05-15
CIK 1618697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 25,594,125 common shares outstanding as of May 15, 2025.

GUGGENHEIM CREDIT INCOME FUND

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic and capital market conditions; our ability to obtain or maintain credit lines or credit facilities on satisfactory terms; changes in interest rates; availability of proceeds from our private offering of common shares; our ability to identify suitable investments and/or to close on identified investments; the performance of our investments; and the ability of borrowers related to our debt investments to make payments under their respective loans. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2024, that was filed on March 28, 2025. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2024, that was filed on March 28, 2025. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

All references to “Note” or “Notes” throughout this Report refer to the notes to the consolidated financial statements of the registrant in Part I. Item 1. Consolidated Financial Statements (Unaudited)

Unless otherwise noted, the terms “we,” “us,” “our,” and the “Master Fund” refer to Guggenheim Credit Income Fund. Other capitalized terms used in this Report have the same meaning as in the accompanying consolidated financial statements presented in Part I. Item 1. Consolidated Financial Statements (Unaudited), unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as “Guggenheim” or the “Advisor” throughout this Report.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value (amortized cost of $6,322 and $13,174, respectively)	$5,063	$5,466
Cash and cash equivalents	2,085	2,452
Interest and dividend income receivable	20	12
Principal receivable	6	117
Receivable from related parties	1	7
Prepaid expenses and other assets	—	24
Total assets	$7,175	$8,078

Liabilities
Accrued management fee	$33	$31
Payable to related parties	71	—
Accrued professional services fees	639	481
Accounts payable, accrued expenses and other liabilities	155	30
Total liabilities	898	542
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$6,277	$7,536

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$26	$26
Paid-in-capital in excess of par value	28,350	28,350
Accumulated loss, net of distributions	(22,099)	(20,840)
Net assets	$6,277	$7,536
Net asset value per Common Share (NAV)	$0.24	$0.29

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Investment Income
Interest income	$13	$630
PIK interest income	29	63
Fee income	10	2
Total investment income	52	695
Operating Expenses
Management fee	31	123
Administrative services	23	22
Custody services	7	8
Trustees fees	115	49
Related party reimbursements	71	90
Professional services fees	575	112
Other expenses	71	115
Total expenses	893	519
Net investment income (loss)	(841)	176
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(6,869)	67
Net realized gains (losses)	(6,869)	67
Net change in unrealized appreciation (depreciation) on:
Investments	6,451	405
Net change in unrealized appreciation	6,451	405
Net realized and unrealized gains (losses)	(418)	472
Net increase (decrease) in net assets resulting from operations	$(1,259)	$648
Per Common Share information:
Net investment income (loss) per Common Share outstanding - basic and diluted	$(0.03)	$0.01
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.05)	$0.03
Weighted average Common Shares outstanding - basic and diluted	25,594,125	25,594,125

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2024	25,594,125	$26	$28,350	$(20,840)	$7,536
Operations:
Net investment loss	—	—	—	(841)	(841)
Net realized losses	—	—	—	(6,869)	(6,869)
Net change in unrealized appreciation	—	—	—	6,451	6,451
Net decrease in net assets resulting from operations	—	—	—	(1,259)	(1,259)
Net decrease for the period	—	—	—	(1,259)	(1,259)
Balance at March 31, 2025	25,594,125	$26	$28,350	$(22,099)	$6,277

	Common Shares		Paid-in- Capital in Excess of Par	Accumulated Loss, net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2023	25,594,125	$26	$44,824	$(17,073)	$27,777
Operations:
Net investment income	—	—	—	176	176
Net realized gain	—	—	—	67	67
Net change in unrealized appreciation	—	—	—	405	405
Net increase in net assets resulting from operations	—	—	—	648	648
Net increase for the period	—	—	—	648	648
Balance at March 31, 2024	25,594,125	$26	$44,824	$(16,425)	$28,425

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,259)	$648
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Capitalized paid-in-kind income	(29)	(63)
Amortization of premium/accretion of discount, net	(8)	(1)
Proceeds from sales of investments	2,833	8
Proceeds from paydowns on investments	22	7,819
Purchases of investments	(2,833)	(104)
Net realized gain (losses) on investments	6,869	(67)
Net change in unrealized appreciation on investments	(6,451)	(405)
(Increase) decrease in operating assets:
Interest and dividend income receivable	(9)	18
Principal receivable	111	44
Receivable from related parties	5	5
Prepaid expenses and other assets	24	(40)
Increase (decrease) in operating liabilities:
Accrued management fee	3	41
Payable to related parties	71	14
Accrued professional services fees	158	(49)
Accounts payable, accrued expenses and other liabilities	126	17
Net cash provided by (used in) operating activities	(367)	7,885
Net increase (decrease) in cash and cash equivalents	(367)	7,885
Cash and cash equivalents, beginning of period	2,452	3,688
Cash and cash equivalents, end of period	$2,085	$11,573

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2025 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments 63.5%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.00%	8.45%	6/26/2026	$904	$900	$902	14.4%
Total Chemicals, Plastics & Rubber							900	902	14.4%
Energy: Oil & Gas
Permian Production Partners	(10)	Senior Secured Loans - First Lien	S+8.00%	12.44%	11/23/2025	250	224	249	4.0%
Total Energy: Oil & Gas							224	249	4.0%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	0.08	8.00%	2/21/2027	1,175	1,175	1,175	18.7%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	0.08	8.00%	2/21/2027	331	331	331	5.3%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	0.08	8.00%	2/21/2027	45	45	45	0.7%
Polyvision Corp. (Revolver)	(10)(11)	Senior Secured Loans - First Lien	0.08	8.00%	2/21/2027	307	307	307	4.9%
Total Metals & Mining							1,858	1,858	29.6%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.65%	6/30/2026	995	895	591	9.4%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.65%	6/30/2026	466	261	40	0.6%
Save-a-Lot	(10)(11)	Senior Secured Loans - First Lien	S+7.25%	11.65%	6/30/2026	1,000	628	38	0.6%
Total Retail							1,784	669	10.6%
Services: Business
PSI Services LLC (Revolver)	(9)(10)(11)	Senior Secured Loans - First Lien	S+8.75%	13.19%	3/31/2027	54	54	26	0.4%
PSI Services LLC (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	S+8.75%	13.19%	3/31/2027	28	28	15	0.2%
PSI Services LLC (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	S+8.75%	13.19%	3/31/2027	66	66	35	0.6%
PSI Services LLC	(10)(11)	Senior Secured Loans - First Lien	S+8.75%	13.19%	3/31/2027	438	433	233	3.7%
Total Business Services							581	309	4.9%

Total Debt Investments							$5,347	$3,987	63.5%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

March 31, 2025 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Equity investments - 17.1%
Automotive
Accuride Corporation	(11)	Equity/Other	N/A	N/A		123	—	—	—%
Acuuride Corporation	(11)	Equity/Other	N/A	N/A		77,972	—	—	—%
Total Automotive							—	—	—%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	—	—%
Total Energy: Oil & Gas							—	—	—%
Metals & Mining
IOP PV HOLDINGS		Equity/Other	N/A	N/A		1,489	—	—	—%
IOP PV HOLDINGS PFD		Equity/Other	N/A	N/A		2,206	975	980	15.6%
Total Metals & Mining							975	980
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		2,464,384	—	—	—%
Total Retail							—	—	—%
Service: Businesses
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	—	50	0.8%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	—	46	0.7%
Total Service: Businesses							—	96	1.5%
Total Equity Investments							$975	$1,076	17.1%

Total Investments - 80.6%							$6,322	$5,063	80.6%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), or Prime Rate (denoted as “P”). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over SOFR or Prime based on each respective credit agreement. As of March 31, 2025, SOFR rates ranged between 4.33% for 1-month SOFR to 4.55% for 6-month SOFR.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2025.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of March 31, 2025, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $0.1 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $1.6 million; the net unrealized depreciation was $1.5 million; the aggregate cost of securities for Federal income tax purposes was $6.6 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of March 31, 2025 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component PIK Option
Permian Production Partners	S+8.00%	2.00%	S+6.00% The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	8.00%	4.00%	4.00 % The Portfolio Company may elect PIK up to 4.00%.
Polyvision Corp.	8.00%	4.00%	4.00 % The Portfolio Company may elect PIK up to 4.00%.
Polyvision Corp.	8.00%	4.00%	4.00 % The Portfolio Company may elect PIK up to 4.00%.
Polyvision Corp.	8.00%	4.00%	4.00 % The Portfolio Company may elect PIK up to 4.00%.
PSI Services LLC	S+8.75%	7.75%	S+1.00% The Portfolio Company may elect PIK up to 7.75%.
PSI Services LLC	S+8.75%	7.75%	S+1.00% The Portfolio Company may elect PIK up to 7.75%.
PSI Services LLC	S+8.75%	7.75%	S+1.00% The Portfolio Company may elect PIK up to 7.75%.
PSI Services LLC	S+8.75%	7.75%	S+1.00% The Portfolio Company may elect PIK up to 7.75%.
Save-A-Lot	S+11.65%	9.65%	S+2.00% The Portfolio Company may elect PIK up to 9.65%.

(11)	Investments fair value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

See Unaudited Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
71.2%
Automotive
Accuride Corporation	(10)(12)	Senior Secured Loans - First Lien	S+6.87%	11.93%	5/18/2026	$3,569	$3,569	$—	—%
Total Automotive							3,569	—	—%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.00%	8.84%	6/26/2026	926	922	923	12.2%
Total Chemicals, Plastics & Rubber							922	923	12.2%
Energy: Oil & Gas
Permian Production Partners	(10)	Senior Secured Loans - First Lien	S+8.00%	12.47%	11/23/2025	249	214	248	3.3%
Total Energy: Oil & Gas							214	248	3.3%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	3,950	3,916	1,975	26.2%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	1,112	1,103	556	7.4%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	151	151	75	1.0%
Polyvision Corp. (Revolver)	(10)(11)	Senior Secured Loans - First Lien	P+9.50%	17.00%	2/21/2026	1,030	963	515	6.8%
Total Metals & Mining							6,133	3,121	41.4%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	995	895	539	7.2%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	466	261	40	0.5%
Save-a-Lot	(10)(11)	Senior Secured Loans - First Lien	S+7.25%	11.68%	6/30/2026	976	604	38	0.5%
Total Retail							1,760	617	8.2%
Services: Business
PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+8.75%	13.25%	10/20/2025	54	54	41	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/19/2026	27	27	22	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/19/2026	65	65	51	0.7%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	S+8.75%	13.49%	10/19/2026	435	430	343	4.7%
Total Services: Business							576	457	6.2%

Total Debt Investments							$13,174	$5,366	71.2%

Equity investments - 1.3%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	4	—%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Energy: Oil & Gas							—	4	—%
Retail
Save-a-Lot	—	Equity/Other	N/A	N/A		2,464,384	—	—	—%
Total Retail							—	—	—%
Service: Business
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	—	50	0.7%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	—	46	0.6%
Total Service: Business							—	96	1.3%
Total Equity Investments							$—	$100	1.3%

Total Investments - 72.5%							$13,174	$5,466	72.5%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), or Prime Rate (denoted as “P”). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over SOFR or Prime based on each respective credit agreement. As of December 31, 2024, SOFR rates ranged between 4.53% for 1-month SOFR to 5.03% for 6-month SOFR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2024.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of December 31, 2024, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $0.1 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $8.1 million; the net unrealized depreciation was $8 million; the aggregate cost of securities for Federal income tax purposes was $13.4 million.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2024 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component PIK Option
Accuride Corporation	S+6.87%	5.87%	S+1.00% The Portfolio Company may elect PIK up to 5.87%.
Permian Production Partners	S+8.00%	2.00%	S+6.00% The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	P+9.50%	5.50%	P+4.00% The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp.	P+9.50%	5.50%	P+4.00% The Portfolio Company may elect PIK up to 5.50%.
Polyvision Corp.	P+9.50%	5.50%	P+4.00% The Portfolio Company may elect PIK up to 5.50%.
Save-A-Lot	S+11.68%	9.68%	S+2.00% The Portfolio Company may elect PIK up to 9.68%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	Investment was on non-accrual status as of December 31, 2024 , meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2024, debt investments on non-accrual status represented 27.1% and 0% of total investments on an amortized cost basis and fair value basis, respectively.

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share data, percentages and as otherwise indicated;

for example, with the word “million” or otherwise)

Note 1. Principal Business and Organization

Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund’s investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing primarily in privately- negotiated loans to private middle market United States (U.S.) companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares (“Shares” or “Common Shares”) to one or more affiliated feeder funds in a continuous series of private placement transactions.

In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T (“GCIF 2016T”) and Guggenheim Credit Income Fund 2019 (“GCIF 2019”) (together, the “Feeder Funds”) to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a “Liquidation Plan”). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid. See Note 12. Liquidation Plan for additional information.

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

Principles of Consolidation

As provided under ASC 946, the Master Fund will generally not consolidate its investment in a company other than an investment in an investment company or an operating company whose business consists of providing substantially all of its services to the benefit of the Master Fund. Accordingly the Master Fund consolidated the results of its wholly-owned subsidiary in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of March 31, 2025, the Master Fund’s cash equivalents of $2.1 million were held in a U.S. Bank money market fund. As of December 31, 2024, the Master Fund’s cash equivalents of $2.5 million were held in a U.S. Bank money market fund. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.

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

Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short- term investment funds and foreign currency are generally included in Level 1. The Master Fund does not adjust the quoted price for these investments.

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

Interest Income

Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/ amortized into interest income over the life of the respective security using the effective interest method, or straight-line method, as applicable. Loan origination, closing and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.

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

Federal Income Taxes

Beginning with its tax year ended December 31, 2015, the Master Fund has elected to be treated for federal income tax purposes, as a RIC under the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.

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

The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, open U.S. Federal and state income tax years include the tax years ended December 31, 2021 through December 31, 2024. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$5,347	$3,987	78.7%	$13,174	$5,366	98.2%
Total senior debt	$5,347	$3,987	78.7%	$13,174	$5,366	98.2%
Equity and other	975	1,076	21.3%	—	100	1.8
Total investments	$6,322	$5,063	100.0%	$13,174	$5,466	100.0%

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2025 and December 31, 2024, respectively, with corresponding percentages of total investments at fair value:

	March 31, 2025			December 31, 2024
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$581	$405	8.0%	$576	$553	10.1%
Metals & Mining	2,833	2,838	56.1	6,133	3,121	57.1
Automotive	—	—	—	3,569	—	—
Retail	1,784	669	13.2	1,760	617	11.3
Chemicals, Plastics &
Rubber	900	902	17.8	922	923	16.9
Energy: Oil & Gas	224	249	4.9	214	252	4.6
Total investments	$6,322	$5,063	100.0%	$13,174	$5,466	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of March 31, 2025 and December 31, 2024:

Geographic Dispersion	March 31, 2025	December 31, 2024
United States of America	100.0%	100.0%
Total investments	100.0%	100.0%

Note 4. Derivative Instruments

The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. As of March 31, 2025 and December 31, 2024, there were no open foreign currency forward contracts.

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

Note 5. Fair Value of Financial Instruments

The following tables present the segmentation of the investment portfolio at fair value, as of March 31, 2025 and December 31, 2024, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$249	$3,738	$3,987
Total senior debt	$—	$249	$3,738	$3,987
Equity and other	—	—	1,076	1,076
Total investments	$—	$249	$4,814	$5,063
Percentage	—%	4.9%	95.1%	100.0%

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$248	$5,118	$5,366
Total senior debt	$—	$248	$5,118	$5,366
Equity and other	—	—	100	100
Total investments	$—	$248	$5,218	$5,466
Percentage	—%	4.5%	95.5%	100.0%

Significant Level 3 Unobservable Inputs

The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of March 31, 2025 and December 31, 2024:

March 31, 2025
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value		Range		Impact to Valuation from an Increase in Input (3)
Senior Secured Loans - First Lien	$902	Yield analysis	Yield	8.63%		8.63%		Decrease
	$2,167	Market Comparable	EV / EBITDA Multiple	5.3	x	5x - 7x		Increase
	$669	Discounted Cash Flow	Discount Rate / Yield	11.57%		11.57%		Decrease
Equity/Other	$980	Market comparable	EV / EBITDA Multiple	5	x	5	x	Increase
	$96	Recovery Analysis	Recovery Percentage	50.00%		50.00%		Increase
Total	$4,814

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2025, the Master Fund held no investments of this nature.

(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

December 31, 2024
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value		Range		Impact to Valuation from an Increase in Input (3)
Senior Secured Loans - First Lien	$923	Yield analysis	Yield	8.67%		8.67%		Decrease
	$3,578	Market comparable	EV / EBITDA Multiple	4.1	x	4.1	x	Increase
	$617	Discounted cash flow	Discount Rate/ Yield	96.76%		11.58%		Decrease
Equity/Other	$4	Discounted cash flow	Discount Rate	10%		10%		Decrease
		Recovery analysis	Recovery Percentage	50%		50%		Increase
Total	$5,218

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2024, the Master Fund held no investments of this nature.

(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31, 2025
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2025	$5,118	$—	$—	$100	$5,218
Additions (1)	1,885	—	—	975	2,860
Sales and repayments (2)	(2,854)	—	—	—	(2,854)
Net realized loss (3)	(3,300)	—	—	—	(3,300)
Net change in unrealized appreciation on investments (4)	2,889	—	—	1	2,890
Net discount accretion	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair value balance as of March 31, 2025	$3,738	$—	$—	$1,076	$4,814
Change in net unrealized (depreciation) on investments held as of March 31, 2025	$2,889	$—	$—	$1	$2,890

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (loss) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

	For the Three Months Ended March 31, 2024
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2024	$20,055	$—	$—	$575	$20,630
Additions (1)	143	—	—	—	143
Sales and repayments (2)	(7,748)	—	—	—	(7,748)
Net realized gains (3)	46	—	—	—	46
Net change in unrealized depreciation on investments (4)	(676)	—	—	1,262	586
Net discount accretion	(11)	—	—	—	(11)
Restructuring	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair value balance as of March 31, 2024	$11,809	$—	$—	$1,837	$13,646
Change in net unrealized depreciation on investments held as of March 31, 2024	$(743)	$—	$—	$1,262	$519

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

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

One of the Master Fund’s executive officers, Brian Binder, Principal Executive Officer, serves as an executive officer of Guggenheim. All of the Master Fund’s executive officers also serve as executive officers of the Feeder Funds.

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2025 and March 31, 2024:

		For the Three Months Ended March 31,
Related Party (1) (2)	Source Agreement & Description	2025	2024
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$31	$123
Guggenheim	Administrative Services Agreement - expense reimbursement	71	90
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	1	2

(1)	Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund’s consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

(2)	As of March 31, 2025 and March 31, 2024, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Co-Investment Transactions Exemptive Relief

The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.

Indemnification

The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of March 31, 2025 and December 31, 2024, management believes that the risk of incurring any losses for such indemnifications is remote.

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

Note 8. Commitments and Contingencies

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2025 and December 31, 2024, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	March 31, 2025	December 31, 2024
PSI Services LLC (Revolver)	$6	$6
Total Unfunded Commitments	$6	$6

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

Note 9. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$0.29	$1.09
Net investment income (loss) (1)	(0.03)	0.01
Net realized gain (loss) (1)	(0.27)	0.01
Net change in unrealized appreciation (2)	0.25	—
Net increase (decrease) resulting from operations	(0.05)	0.02
Distributions to Common Shareholders (3)
Distributions from net investment income	—	—
Distributions representing return of capital	—	—
Net decrease resulting from distributions	—	—
Net asset value, end of period	$0.24	$1.11

INVESTMENT RETURNS
Total investment return (4)	(16.72)%	2.33%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$6,277	$28,425
Average net assets (5)	$6,835	$28,148
Common Shares outstanding, end of period	25,594,125	25,594,125
Weighted average Common Shares outstanding	25,594,125	25,594,125

Ratios-to-average net assets: (5)
Total operating expenses	13.06%	1.85%
Net investment income (loss)	(12.31)%	0.62%

Portfolio turnover rate (5) (6)	54.57%	0.50%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of March 31, 2025, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets, during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

Note 10. Distributions

There were no distributions declared during the three months ended March 31, 2025 and March 31, 2024.

Note 11. Segment Reporting

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

Note 12. Liquidation Plan

In connection with the Liquidation Plan, on March 13, 2025, the Board of Trustees voted unanimously in favor of withdrawing the Company’s and each Feeder Fund’s election to be regulated as a BDC under the 1940 Act and the liquidation and dissolution of the Company and each Feeder Fund, subject to shareholder approval. At a special joint meeting of the shareholders of the Company and the Feeder Funds (the “Special Meeting”), to be held on May 12, 2025, subject to any adjournments thereof, shareholders will be asked to consider and approve: (i) the withdrawal by the Company and each Feeder Fund of its election to be regulated as a BDC, and the liquidation and dissolution of the Company and each Feeder Fund; and (ii) the sale of certain illiquid assets held by the Company to permit the liquidation and dissolution of the Company and each Feeder Fund. It is expected that the proceeds of such illiquid assets will be distributed with other cash assets of the Company and each Feeder Fund to shareholders prior to their final liquidation and dissolution. The definitive proxy statement related to the Special Meeting was filed with the Commission on April 14, 2025 and mailed to shareholders on or around April 22, 2025. On May 12, 2025 the Board of Trustees adjourned the Special Meeting to a future date.

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

For the Master Fund, as of May 15, 2025, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through May 15, 2025	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of year	7	—	—
Number of Portfolio Companies at end of period	7	—	—
YTD Portfolio sales and repayments ($ in thousands)	$2,854	$—	$—
Percentage of December 31, 2020 NAV Declared through May 15, 2025	103.40%	102.40%	99.60%
Net Assets at beginning of Year ($ in thousands)	$7,536	$5,191	$1,851
Net Assets at end of Period ($ in thousands)	$6,277	$4,036	$1,469
Net asset value per share at end of period	$0.24	$0.25	$0.85

See Note 12. Liquidation Plan for more information.

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

Financial and Operating Highlights

The following tables present financial and operating highlights (i) as of March 31, 2025 and December 31, 2024 and (ii) for the three months ended March 31, 2025, and March 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Total assets	$7,175	$8,078
Investments in portfolio companies, at fair value	$5,063	$5,466
Net assets	$6,277	$7,536
Net asset value per Common Share	$0.24	$0.29

	For the Three Months Ended March 31,
	2025	2024
Average net assets	$6,835	$28,148
Cost of investments purchased	$2,833	$104
Sales of investments	$2,833	$8
Principal payments	$22	$7,819
Net investment income (loss)	$(841)	$176
Net realized gains (losses)	$(6,869)	$67
Net change in unrealized appreciation	$6,451	$405
Net increase (decrease) in net assets resulting from operations	$(1,259)	$648
Net investment income (loss) per Common Share - basic and diluted	$(0.03)	$0.01
Earnings (loss) per Common Share - basic and diluted	$(0.05)	$0.03

Portfolio and Investment Activity for the three months ended March 31, 2025

The following table presents our portfolio company activity for the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
Portfolio companies at beginning of period	7
Number of exited portfolio companies	—
Portfolio companies at period end	7

Number of debt investments at period end	13
Number of equity/other investments at period end	8

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio throughout for the three months ended March 31, 2025:

	Balance as of January 1, 2025	Purchases	Sales and Repayments	Other Changes in Fair Value (1)	Balance as of March 31, 2025
Senior secured loans - first lien	$5,366	$1,858	$(2,854)	$(383)	$3,987
Senior secured bonds	—	—	—	—	—
Total senior debt	$5,366	$1,858	$(2,854)	$(383)	$3,987
Equity and other	100	975	—	1	1,076
Total	$5,466	$2,833	$(2,854)	$(382)	$5,063

(1)	Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/ accretion, increases from PIK income and restructurings.

The following table presents selected information regarding our investment portfolio as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025		December 31, 2024
Weighted average purchase price of debt investments (1)	86.6%		93.4%
Weighted average duration of debt investments (2)	0.03	years	0.01	years
Debt investments on non-accrual status as a percentage of amortized cost of total debt investments	0.0%		0.0%
Debt investments on non-accrual status as a percentage of fair value of total debt investments	0.0%		25.6%
Number of debt investments on non-accrual status	—		1

Floating interest rate debt investments:
Percent of debt portfolio (3)	53.4%		100.0%
Percent of floating rate debt investments with interest rate floors (3)	29.8%		82.1%
Weighted average interest rate floor	1.0%		1.0%
Weighted average coupon spread to base interest rate	473	bps	483	bps
3-month SOFR	435	bps	469	bps

Fixed interest rate debt investments
Percent of debt portfolio (3)	46.4%		—%
Weighted average years to maturity	—	years	N/A

Weighted average effective yields
Senior secured loans - first lien (4)	20.2%		18.4%
Total debt investments (4)	20.2%		18.4%
Total investments (5)	17.1%		18.4%

(1)	Percent is calculated as a percentage of the par value of debt investments.

(2)	Duration is a measure of a debt investment’s price sensitivity to 100 basis points (“bps”) change in interest rates. It represents an inverse relationship between price and the change in interest rates. For example, if a bond has a duration of 5.0 years and interest rates increase by 100 bps, then the bond price is expected to decrease by 5%. Weighted average duration is calculated using weights based on amortized cost.

(3)	Percent is calculated as a percentage of the fair value of total debt investments.

(4)	Weighted average effective yield by investment type is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments of that investment type. Effective yield is the return earned on an investment net of any discount, premium or issuance costs. The total debt portfolio yield is calculated before considering the impact of leverage or any operating expenses.

(5)	The total investment portfolio yield is calculated before considering the impact of leverage or any operating expenses, and includes all income generating investments, non-income generating investments and investments on non-accrual status.

All of our floating interest rate debt investments have base interest rate reset frequencies of twelve months or less, with the majority resetting at least quarterly. SOFR ranged between 4.33% for the 1 Month SOFR to 4.55% for the 6 Month SOFR on March 31, 2025. Base interest rate resets for floating interest rate debt investments will only result in increases in interest income when the base interest rate exceeds the associated interest rate floor (e.g., 1.0%).

The following table presents the maturity schedule of our debt investments, excluding unfunded commitments, based on their principal amount as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Maturity Year	Principal Amount	Percentage of Portfolio	Principal Amount	Percentage of Portfolio
2025	250	4.1	303	2.2
2026	3,364	55.6	13,703	97.8
2027	2,443	40.3	40,937	—
Total	$6,057	100.0%	$14,006	100.0%

Results of Operations

Operating results for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$52	$695
Total expenses	893	519
Net investment income (loss)	(841)	176
Net realized gain (losses)	(6,869)	67
Net change in unrealized appreciation	6,451	405
Net increase (decrease) in net assets resulting from operations	$(1,259)	$648

Investment Income

Interest and dividend income consisted of the following components for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
Interest income on debt securities:
Cash interest	$3	$629
PIK interest	29	63
Net accretion/amortization of discounts/premiums	10	1
Total interest on debt securities	42	693
Fee income	10	2
Total interest and dividend income	$52	$695
Average Investments at cost	$10,950	$28,841
Average Income Generating Investments at cost (1)	$6,407	$18,148
Income return (2)	0.64%	3.80%

(1)	Income Generating Investments pertains to investments with stated interest rate or preferred returns and includes investments on non-accrual.

(2)	Income return is calculated using the total interest and dividend income over the average income generating investments at cost for the period presented.

The decrease in interest and dividend income was mainly driven by the decrease in the size of our income generating investments. As of March 31, 2025 and March 31, 2024 yield on debt investments at cost was 17.1% and 10.9%, respectively. PIK dividend pertains to dividends on preferred stock investments.

Our fee income is comprised of the following fee classifications and is considered non-recurring income for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
Administrative agency fees	$1	$2
Amendment fees and other	9	—
Total fee income	$10	$2

Operating Expenses

Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
Fixed operating expenses:
Related party reimbursements (1)	$71	$90
Trustees fees	115	49
Professional services fees (2)	575	112
Other expenses	71	115
Total fixed operating expenses	832	366

Variable operating expenses:
Administrative services (3)	23	22
Management fee (4)	31	123
Custody services	7	8
Total variable operating expenses	61	153

Total expenses before incentive fee waiver and advisor transition costs reimbursement	$893	$519

(1)	Related party reimbursements decreased due to a decrease in resource allocation to Master Fund.

(2)	Professional services fees includes the expenses for third party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuers, and fund legal counsel.

(3)	Administrative services fees include the expenses for third party service providers such as fund accountant, fund sub-administrator, and independent pricing vendors.

(4)	Management fees decreased due to a reduction in net assets.

The increase in total expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the increase in professional service fees.

Net Realized Gains (Losses)

For the three months March 31, 2025, we had dispositions and principal repayments of $2.80 million, resulting in net realized losses of $6.9 million.

For the three months ended March 31, 2024, we had dispositions and principal repayments of $7.8 million, resulting in net realized gains of $0.07 million.

For the three months ended March 31, 2025 and March 31, 2024, the components of total realized gains (losses) were comprised of the following:

	For the Three Months Ended
	March 31,
	2025	2024
Investments	$(6,869)	$67
Net realized (losses)	$(6,869)	$67

Changes in Unrealized Appreciation (Depreciation)

For the three months ended March 31, 2025 and March 31, 2024 the components of total net change in unrealized appreciation (depreciation) were comprised of the following:

	For the Three Months Ended
	March 31,
	2025	2024
Investments	$6,451	$405
Net change in unrealized appreciation	$6,451	$405

For the three months ended March 31, 2025 and March 31, 2024, the components of total net change in unrealized appreciation and depreciation on (i) all investments and (ii) investments classified as Level 3 in the valuation hierarchy were comprised of the following:

	For the Three Months Ended March 31,
	2025	2024
Unrealized appreciation on all investments (1)	$6,638	$1,470
Unrealized depreciation on all investments (1)	(187)	(1,065)
Total net change in unrealized appreciation on all investments	$6,451	$405

Unrealized appreciation on Level 3 investments only (1)	$3,068	$1,463
Unrealized depreciation on Level 3 investments only (1)	(178)	(877)
Total net change in unrealized appreciation on Level 3 investments only	$2,890	$586

(1)	Amounts are net of any reclassification of realized gains or losses on investments.

Annual Investment Returns and Total Returns Since Commencement

Our initial investors, who each invested at $9.00 per share, have seen a cumulative (14.83)% decrease in the value of their investment, or an annualized return of (1.58)%, assuming reinvestment of distributions.

The table below presents returns for our shareholders for the three months ended March 31, 2025 and March 31, 2024, and the period from commencement to March 31, 2025. Our performance changes over time and currently may be different than that shown below. Past performance is no guarantee of future results. The returns for shareholders of the affiliated Feeder Funds are different from the returns for our direct shareholders.

		Total Investment Return-Net Asset Value(1)
		For the Three Months Ended March 31,		Since Commencement
Company	Date Operations Commenced (2)	2025	2024	Cumulative	Annualized
Guggenheim Credit Income Fund	12/19/2014	(16.72)%	2.33%	(31.25)%	(3.57)%

(1)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale of Common Shares at the net asset value per share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for our Common Shares, then the terminal sales price per common share is assumed to be equal to net asset value per common share on the last day of the period.

(2)	Commencement of operations represents the date that we sold our initial Common Shares.

Off-Balance Sheet Arrangements

Unfunded Commitments

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025, we had unfunded commitments totaling $6.0 thousand as compared to one unfunded commitments totaling $6.0 thousand as of December 31, 2024. See Note 8. Commitments and Contingencies for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources.

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

Liquidity

Operating liquidity is our ability to meet our short term liquidity needs. The following table presents our operating liquidity position as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,085	$2,452
Principal receivable	6	117
Unfunded investment commitments	(6)	(6)
Other net working capital (1)	(877)	(523)
Total operational liquidity	$1,208	$2,040

(1)	Other net working capital is the sum of collateral deposits/payable for foreign currency forward contracts, interest and dividend income receivable and receivable from related parties less accrued management fee, payable to related parties, distributions payable, and accounts payable, accrued expenses and other liabilities.

Capital Resources

We may from time to time enter into additional credit facilities and borrowing arrangements to increase the amount of our borrowings as our equity capital foundation increases. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such financing arrangements. We are currently required to maintain a minimum asset coverage ratio (total assets-to- senior securities) of 200% under the 1940 Act.

The table below summarizes certain financing obligations and Feeder Fund liquidity targets that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	March 31, 2025
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Liquidation of Feeder Funds’ Investments:
GCIF 2016T (1)	$4,183	$4,183	$—	$—	$—
GCIF 2019 (1)	1,237	1,237	—	—	—
Total Liquidation of Feeder Funds’ Investments	$5,420	$5,420	$—	$—	$—

(1)	The Feeder Fund investment liquidity amounts are based on the net asset value of each Feeder Fund’s ownership interest in the Master Fund as of March 31, 2025. In accordance with the Liquidation Plans, the Master Fund began to effect the liquidation of its portfolio on or around March 30, 2021, with the intention of liquidating substantially all of its assets through liquidating distributions to the Feeder Funds. The Feeder Funds have since made liquidating distributions to their own shareholders with the proceeds received from the Master Fund. See Note 2. Liquidation Plan for more information.

As of March 31, 2025, GCIF 2016T owned 66.7% of our outstanding Common Shares and GCIF 2019 owned 19.7% of our outstanding Common Shares. The two initial investors accounted for the remaining 13.6% of our outstanding Common Shares.

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

The table below presents information on investments classified as Level 3 according to the valuation hierarchy within the investment portfolio on March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Investments classified as Level 3 fair value	$4,814	$5,218
Total investments at fair value	$5,063	$5,466
Total assets	$7,175	$8,078
Percentage of investment portfolio classified as Level 3 fair value	95.1%	95.5%
Percentage of total assets classified as Level 3 fair value	67.1%	64.6%

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2025 and December 31, 2024 are presented in Note 5. Fair Value of Financial Instruments, as well as the directional impact to the investments’ valuation from an increase or decrease in the associated unobservable inputs.

In addition to impacting the estimated fair value recorded for our investments on our consolidated statements of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statements of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the periods ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Fair Value of Level 3 Investments at Period End	$4,814	$13,646
Fair Value Assuming a 5% Increase in Value	5,055	14,328
Increase in unrealized appreciation	241	682
Decrease in management fees (1)	(1)	(3)
Decrease in performance based incentive fee (2)	(48)	(136)
Increase in net assets resulting from operations	$192	$543

Weighted average Common Shares outstanding (basic and diluted)	25,594,125	25,594,125
Common Shares outstanding at the end of the Year	25,594,125	25,594,125

Increase in earnings per Common Share	$0.01	$0.02
Increase in net asset value per Common Share	$0.01	$0.02

(1)	Decreases in management fees for the periods ended March 31, 2025 and March 31, 2024 represent only 12 months’ worth of the change to the Master Fund’s management fees.

(2)	Increase in performance-based incentive fee is calculated as 20% of the increase in unrealized appreciation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 53.4% of our debt investments (42% of our total investments), or $2.1 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments and (ii) value declines for fixed interest rate investments we may hold. Since a majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for Guggenheim to meet or exceed the quarterly threshold for performance-based incentive fees as described in Note 6. Related Party Agreements and Transactions.

The following table presents the approximate annualized increase (decrease) in (i) interest income from our investment portfolio, (ii) interest expense associated with our floating rate credit facility and (iii) the net increase or decrease of interest-related income and expense, directly resulting from hypothetical changes in base interest rates (e.g., SOFR), assuming no changes in the composition of our investment portfolio and capital structure as of March 31, 2025.

Basis Points (bps) Increase	Annualized Interest Income Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(30)	$(30)	0.00
+50 bps	30	30	0.00
+100 bps	61	61	0.00
+150 bps	91	91	0.00
+200 bps	121	121	0.00

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2025 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 15, 2025, neither we, nor our subsidiary, were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Guggenheim Credit Income Fund

Date:	May 15, 2025	By:	/s/ Brian E. Binder
BRIAN E. BINDER
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2025	By:	/s/ James Howley
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